Form 10-K405
period 1997-12-31
DETAILS CAPITAL CORP; DETAILS INC
filed 1998-04-14
CIK 1050119, 1050117

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               _________________

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________ TO_________

FOR THE YEAR ENDED DECEMBER 31, 1997          COMMISSION FILE NUMBER 333-41187
                                                                     333-41211

                               _________________

                             DETAILS CAPITAL CORP.
                                 DETAILS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               CALIFORNIA                                     33-0780382
         (STATE OR OTHER JURISDICTION                         33-0779123
      OF INCORPORATION OR ORGANIZATION)                   (I.R.S. EMPLOYER
                                                         IDENTIFICATION NO.)
               1231 SIMON CIRCLE
               ANAHEIM, CALIFORNIA
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   92806
                                                              (ZIP CODE)

                                (714) 630-4077
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               _________________

          Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                             ON WHICH REGISTERED
          -------------------                            ---------------------
                None                                              None

          Securities registered pursuant to Section 12(g) of the Act:

                                                         NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                             ON WHICH REGISTERED
          -------------------                            ---------------------
                None                                              None

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [__] No [X].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

  On April 3, 1998, all of the voting stock of Details, Inc. was held by Details Capital Corp. and all of the voting stock of Details Capital Corp. was held by Details Holdings Corp.

  As of April 3, 1998, Details, Inc. had 100 shares of common stock, par value $.01 per share, outstanding and Details Capital Corp. had 1,000 shares of common stock, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


The following documents are incorporated herein by reference: None


                             DETAILS CAPITAL CORP.
                        AND ITS WHOLLY-OWNED SUBSIDIARY
                                 DETAILS, INC.

                                FORM 10-K INDEX

PART I                                                                Page

Item 1.   Business                                                      4

Item 2    Description of Property                                       9

Item 3    Legal Proceedings                                             9

Item 4    Submission of Matters to a Vote of Security Holders           9

PART II

Item 5    Market for the Registrants' Common Equity and Related        10
          Stockholder Matters

Item 6    Selected Financial Data                                      10

Item 7    Management's Discussion and Analysis of Financial            12
          Condition and Results of Operations

Item 8    Financial Statements and Supplementary Data                  26

Item 9.   Changes in and Disagreements with Accountants on             26
          Accounting and Financial Disclosure

PART III

Item 10.  Directors and Executive Officers of the Registrants          26

Item 11.  Executive Compensation                                       28

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                               37

Item 13.  Certain Relationships and Related Transactions               39

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and                 42
          Reports on Form 8-K

  Except for the historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed here. Readers should pay particular attention to the considerations described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Results."


PART I.

ITEM 1.  BUSINESS

INTRODUCTION

  Details Capital Corp. ("Details Capital") is a wholly-owned subsidiary of Details Holdings Corp. (f/k/a Details, Inc.) ("Holdings") and Details, Inc. ("Details") is a wholly-owned subsidiary of Details Capital. On November 3, 1997, Holdings organized Details as a new wholly-owned subsidiary, and contributed substantially all of its assets, subject to certain liabilities to Details. On November 19, 1997, Holdings organized Details Capital and on February 10, 1998, Holdings contributed substantially all of its assets (consisting primarily of all of the shares of capital stock of Details), subject to certain liabilities to Details Capital. As used herein, the "Company" means Details Capital and its wholly-owned subsidiaries, including Details, or their predecessor entity as the context requires. Each registrant has its principal executive offices at 1231 Simon Circle, Anaheim, California and their telephone number is (714) 630-4077.

  On December 22, 1997, Details acquired all of the outstanding shares of common stock of Colorado Springs Circuits, Inc., a Colorado corporation and a subsidiary of NTI d/b/a NTI ("NTI"). The acquisition of NTI is described in more detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - NTI Acquisition."

  The Company believes, based on industry data, that it is one of the largest manufacturers and marketers of complex printed circuit boards ("PCBs") for the time critical or "quick-turn" segment of the domestic PCB industry. Printed circuit boards are the basic platforms used to interconnect microprocessors, integrated circuits, and other components essential to the functioning of virtually all electronic products. Quick-turn PCBs, which are defined as printed circuit boards manufactured within 10 days (and as little as 24 hours) in prototype and pre-production quantities, are used in the design, test and launch phases of new electronic products. The quick-turn market is characterized by higher margins, faster growth and greater customer diversity than the long-lead market. Approximately 75% of the Company's sales for the year ended December 31, 1997 were quick-turn PCBs. Complex PCBs are those employing difficult to manufacture specifications such as high layer counts, dense circuitry designs, and exotic materials. Such boards command escalating pricing premiums the greater the complexity. The Company's advanced engineering capability enables it to produce boards with up to 40 layers employing leading-edge fabrication technologies. The Company supplies over 350 customers in a wide range of end-use markets including the telecommunications, computer, contract manufacturing, industrial instrumentation, and consumer electronics industries.

PRODUCTS AND SERVICES

  The majority of the Company's business consists of building printed circuit boards for sophisticated electronics products on a quick-turn delivery basis and involves working closely with its customers from the initial design stage through product development and launch. The Company's product offering includes boards using super-fine line spaces and traces, buried resistors and capacitors, microvias and a wide range of substrates and materials. All of the Company's products are manufactured to customer order. The Company's PCBs are utilized in cellular phones, telecommunications equipment, computer networking equipment, medical devices, sophisticated industrial equipment and other high growth electronic applications. In addition to direct sales to OEMs, the Company sells to contract manufacturers and is a turnkey supplier in the event of product shortages.

  The Company provides design and engineering assistance in the early stages of product development to ensure that both mechanical and electrical considerations are integrated into a cost-effective manufacturing solution. In doing so, the Company often recommends design changes to its customers to reduce manufacturing costs and lead times or to increase manufacturing yields and the quality of the finished product. This cooperative approach enables the Company to gain valuable insight into the future technology requirements of its customers and to obtain opportunities for subsequent prototype and pre-production business.


MANUFACTURING

  The production of complex printed circuit boards is an extensive and sequential process. A variety of manufacturing operations are utilized, including: (i) graphic operations such as photoprinting, screen printing, and phototool generation; (ii) chemical operations such as copper deposition, electroplating and etching; (iii) mechanical operations such as lamination, drilling and routing; and (iv) electronic operations such as computer-aided manufacturing ("CAM"), automated optical inspection, and electrical testing. Management believes that the highly specialized equipment it uses is among the most advanced in the industry.

  The Company utilizes a number of advanced processes and technologies, including direct chip attached, multichip module-laminate, ball grid array, chip on board, tape automated bonding, flip chip, and high density interface. The Company also maintains the capability to produce less sophisticated plate-through-hole circuit ("PTH") boards. The Company's engineering operations consist of approximately 100 engineering professionals (including 71 front-end) dedicated to improving the design and functionality of its customers' products. The Company utilizes state-of-the-art equipment to implement advanced technologies such as high density interface (microvias), blind and buried vias, buried capacitors and resistors, electroless gold (wire bond), and controlled and differential impedance to meet customer specifications. The Company is qualified under various industry standards for the manufacture of PCBs. Such qualifications include Bellcore compliance for telecommunications products and UL (Underwriters Laboratories) approval for electronics. In addition, all of the Company's facilities are ISO-9002 certified. These certifications require that the Company meet certain standards related to management, production design, production and quality control, among others.

  The Company seeks to maximize the use of its manufacturing capacity. This requires efficient management of time-critical production schedules. In addition, the Company opportunistically augments its quick-turn capacity with pre-production and longer-lead orders. The majority of engineering and manufacturing takes place at the Company's facilities in Anaheim, California and the facilities of its wholly-owned subsidiary, NTI, in Colorado Springs, Colorado. Research and development and longer term manufacturing jobs are carried out in a nearby facility in Placentia, California.


TECHNOLOGY, DEVELOPMENT AND PROCESSES

  The Company maintains a strong commitment to research and development, focusing its efforts on enhancing existing capabilities as well as developing new technologies. The Company's staff of over 100 experienced engineers, chemists and laboratory technicians works in conjunction with the Company's sales staff to identify specific needs and develop innovative, high performance solutions to customer issues. This method of product development allows customers to augment their own internal development teams while providing the Company with the opportunity to gain an in-depth understanding of its customers' businesses, thereby enabling it to better anticipate and serve their future needs.

  The market for the Company's products and services is characterized by rapidly changing technology and continuing process development. The future success of the Company's business will depend in large part upon its ability to maintain and enhance its technological capabilities, develop and market products and services that meet changing customer needs, and successfully anticipate or respond to technological changes on a cost-effective and timely basis.


SALES AND MARKETING

  Marketing Strategy.   The Company's marketing strategy focuses on developing
close working relationships with its customers early in the design phase and throughout the lifecycle of the product. Accordingly, the Company's senior management personnel and engineering staff advise customers with respect to applicable technology, manufacturability of designs, and cost implications through on-line computer technical support, conference calls, and customer visits. The Company has focused its marketing efforts on developing long-term relationships with key customers in high growth segments of the electronics industry.

  Sales Force.   The Company markets its products and manufacturing services through an expansive network consisting of 12 top representative organizations with 77 manufacturers' representatives across the country complemented by a direct sales force of 16 individuals. Approximately 87% of the Company's net sales in the fiscal year ended December 31, 1997 were generated through manufacturers' representatives and 13% through its direct sales force. For many of these representatives, the Company is their largest revenue source and their exclusive prototype supplier. The Company's representative network covers the entire United States and has recently expanded to Europe and Asia. The Company's marketing methodology of introducing its capabilities and providing technical support to customers requires extensive interaction with its customers. Consequently, the Company augments the manufacturer's representatives network's sales efforts by providing extensive marketing, engineering and technical support. The Company utilizes fully trained sales representatives and its own engineering force to provide customer service during all aspects of pre-production and prototype board fabrication.


MARKETS AND CUSTOMERS

  The Company believes that it has one of the broadest customer bases in the industry, with more than 350 customers consisting primarily of leading OEMs and contract manufacturers in a wide range of end-use markets. The Company's customers principally consist of telecommunications, industrial and business computers companies, as well as medical, semiconductor equipment and manufacturers. During the year ended December 31, 1997, sales to the Company's largest customer, International Business Machines (IBM), accounted for approximately 13.0% of the Company's net revenues. Sales to the Company's two largest customers accounted for approximately 23.6% of the Company's net revenues during the year ended December 31, 1997 and sales to its ten largest customers accounted for approximately 50.4% during the same period. The Company's customer list includes leading manufacturers of telecommunications equipment, such as Motorola and Qualcomm; computer workstations and servers, such as IBM and Silicon Graphics; semiconductor fabrication such as Intel; industrial products, such as Caterpillar and Delco; computer assemblers, such as Dell and Compaq; and contract manufacturing firms such as SCI and Jabil. The Company has been successful at retaining customers. For example, the Company has maintained a relationship with its top three year-to-date customers--Motorola, Intel and IBM--since at least 1993. The Company's active customer base (defined as customers who have placed orders within the month) has increased from an average of 122 in 1994 to the current average of 170 customers per month. The Company believes that its ability to rapidly respond to changes in demand for new or modified board designs with consistent high quality is a major factor in building customer partnerships.

  The following table shows, for the periods indicated, the Company's sales and the percentage of its sales in each of the principal end-user markets it serves for the fiscal years ended December 31, 1995 through 1997.

                              FISCAL YEAR ENDED DECEMBER 31, 1997
                              -----------------------------------
MARKETS                         1995         1996          1997
-------                         ----         ----          ----
                                     (DOLLARS IN MILLIONS)
Telecommunications           $21.5   36%  $20.7    30%  $23.1   29%
Computer                      18.1   30    24.9    37    33.9   43
Automotive and Industrial      2.2    4     2.7     4     1.2    2
Turnkey                       11.1   19     6.6    10    11.9   16
Governmental Aerospace         3.0    5     3.0     4     3.9    5
Other                          3.9    6    10.2    15     3.9    5
                             -----  ---   -----  ----   -----  ---
     Total /(1)/             $59.8  100%  $68.1   100%  $77.9  100%
                             =====  ===   =====  ====   =====  ===

(1) Sales include shipping charges and sales taxes not reflected in the Company's financial statements as net sales.

  The Company's core strategy is focused on serving the domestic quick-turn PCB market. It has broad national coverage and services customers in all regions of the country. The Company is also expanding internationally, and has recently opened an office in London, England staffed with three individuals. The Company currently has no current plans for international expansion beyond its sales office in London, England.


SUPPLIERS

  The Company's raw materials inventory is small in comparison to sales and must be regularly and rapidly replenished. The Company uses "just-in-time" procurement practices to maintain its raw materials inventory at low levels and works closely with its suppliers to incorporate technological advances in the raw materials it purchases. Although the Company prefers certain suppliers for some raw materials, multiple sources exist for all materials. Adequate amounts of all raw materials have been available in the past and the Company believes this will continue in the foreseeable future.

  The primary raw materials used by the Company in its manufacturing process are core materials (copperclad layers of fiberglass of varying thickness impregnated with bonding materials), chemical solutions (copper, gold, etc.) for plating operations, photographic film, carbide drill bits, and other supplies such as copper anodes which are used in plating operations.


COMPETITION

  The PCB industry is highly fragmented and characterized by intense competition. The Company principally competes with independent and captive manufacturers of complex and quick-turn PCBs. The Company's principal competitors include other independent, small private companies and integrated subsidiaries of more broadly based volume producers. Some of the Company's principal competitors are less highly-leveraged than the Company and may have greater financial and operating flexibility. Moreover, the Company may face additional competitive pressures as a result of changes in technology.

  Competition in the complex and quick-turn PCB industry has increased due to the consolidation trend in the industry, which results in potentially better capitalized and more effective competitors. The Company's basic technology is generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations.


EMPLOYEES

  As of February 28, 1998, the Company had approximately 780 employees, none of whom are represented by unions. The Company has not experienced any labor problems resulting in a work stoppage and believes it has good relations with its employees.

ENVIRONMENTAL MATTERS

  The Company utilizes various chemicals in its plating operations (copper sulfate, sulfuric acid, nitric acid, hydrochloric acid, and ammonia agents) which are carefully monitored to assure compliance with EPA requirements. Other chemicals are used in the laminate processes, but are usually impregnated in raw materials and do not create toxic exposures. Proper waste disposal and environmental regulations are major considerations for PCB manufacturers because of the metals and chemicals used in the manufacturing process.

  Although the Company believes that its facilities are currently in material compliance with applicable environmental laws, and it monitors its operations to avoid violations arising from human error or equipment failures, there can be no assurance that violations will not occur. In the event of a violation of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could also be subject to revocation of its affluent discharge permits. Any such revocations could require the Company to cease or limit production at one or more of its facilities, thereby having a material adverse effect on the Company's operations. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which could have a material adverse effect on the Company, its results of operations, prospects or debt service ability.


ITEM 2.  DESCRIPTION OF PROPERTY.

  Details conducts its operations within 14 adjacent buildings, located in Anaheim, California, totaling 73,000 square feet. Existing leases have a remaining term of 8 years with an option to renew for 10 years or to purchase at fair market value upon expiration. These lease arrangements have been entered into with the Swenson Family Trust, which is controlled by the Company's founder and former shareholder, James I. Swenson and his wife. Most operations, including management, marketing, manufacturing, testing and shipping, are housed in this building complex. The Company also leases a 5,000 square foot facility located in Placentia, California approximately one mile from the main facility complex, which is used for storage. The Company believes that its facilities are adequate to support its current operations. On December 22, 1997, Details acquired NTI which has two leased facilities in Colorado Springs, Colorado occupying 84,000 square feet, and leases a storage facility in Colorado Springs.


ITEM 3.  LEGAL PROCEEDINGS

  The Company is a party to various legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  There were no matters submitted to a vote of stockholders during the fourth quarter of 1997. However, on October 4, 1997, the stockholders of Holdings voted unanimously to approve the recapitalization of Holdings and the merger of DI Acquisition Corp. ("DIA") with and into

Holdings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations --Significant Transactions."


PART II


ITEM 5. MARKET FOR THE REGISTRANTS' COMMON STOCK

     There is no established trading market for the common stock of Details or Details Capital. As of April 3, 1998, Details had 100 shares of common stock, par value $.01 per share, outstanding, all of which were held by Details Capital, and Details Capital had 1,000 shares of Common Stock, par value $.01 per share outstanding, all of which were held by Holdings. Details' ability to pay dividends is limited under an indenture dated as of November 18, 1997 between Details and State Street Bank & Trust Co. as trustee (the "Senior Subordinated Note Indenture"), and under the Senior Credit Facilities (as defined). Details Capital's ability to pay dividends is limited under an indenture dated as of November 18, 1997, as supplemented by a supplemental indenture dated as of February 10, 1998 among Holdings, Details Capital and State Street Bank & Trust Co. as trustee (the "Indenture").


ITEM. 6. SELECTED FINANCIAL DATA

     The following selected financial data with respect to the consolidated statements of operations for the year ended December 31, 1997 and the balance sheet data as of the end of such fiscal year of each of Details Capital and Details are derived from the audited financial statements of Details Capital and Details. The selected financial data with respect to the consolidated statements of operations for each of the four years ended December 31, 1996 and the balance sheet data as of the end of each such fiscal year are derived from the audited financial statements of Holdings, as predecessor to each of Details Capital and Details. The following information should be read in conjunction with the consolidated financial statements and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                     Year Ended December 31,
                                                     --------------------------------------------------------
                                                                                                     Details
                                                                                          Details    Capital
                                               1993       1994        1995       1996        1997        1997
                                               ----       ----        ----       ----        ----        ----
                                                                   (dollars in thousands)
                                                                    --------------------
STATEMENT OF OPERATIONS DATA:
  Net sales.................................   $32,394   $ 44,086   $ 59,370   $ 67,515   $  78,756   $  78,756
  Cost of goods sold........................    16,480     20,415     25,156     30,505      38,675      38,675
                                               -------   --------   --------   --------   ---------   ---------
    Gross profit............................    15,914     23,671     34,214     37,010      40,081      40,081
  Operating expenses:
    Compensation to CEO/(1)/................    11,513        412        418      1,055       2,149       2,149
    General and administration..............     1,136      1,385      1,789      1,929       2,057       2,057
    Sales and marketing.....................     3,074      3,542      5,293      5,989       7,278       7,278
    Stock compensation and related

      bonuses/(2)/..........................        --         --         --         --      31,271      31,271
                                               -------   --------   --------   --------   ---------   ---------
  Operating income (loss)...................       191     18,332     26,714     28,037      (2,674)     (2,674)
  Interest expense..........................      (167)      (181)      (370)    (9,518)    (17,948)    (25,292)
  Interest income...........................        10         13         42        102          96          96
                                               -------   --------   --------   --------   ---------   ---------
  Income (loss) before income taxes.........        34     18,164     26,385     18,621     (20,526)    (27,870)
  Income tax benefit (expense)/(3)/.........      (221)      (273)      (396)    (6,265)     (8,030)    (10,858)
  Extraordinary loss /(4)/..................        --         --         --         --      (1,588)     (1,588)
                                               -------   --------   --------   --------   ---------   ---------
  Net income (loss).........................   $  (187)  $ 17,891   $ 25,989   $ 12,356   $ (14,084)  $ (18,600)
                                               =======   ========   ========   ========   =========   =========

OTHER FINANCIAL DATA:
  EBITDA/(5)/...............................   $ 1,047   $ 19,214   $ 27,768   $ 30,084   $    (106)  $    (106)
  Adjusted EBITDA/(6)/......................    12,560     19,626     28,186     31,139      33,015      33,015
  Depreciation..............................       856        882      1,054      2,047       2,568       2,568
  Cash provided by operating activities.....       395     18,094     26,141     12,158       9,099       9,099
  Cash flow (used in) investing activities..    (1,254)      (844)    (2,946)    (3,577)    (44,948)    (44,948)
  Cash provided (used in) financing
    activities..............................     2,277    (15,156)   (26,409)    (8,885)     41,057      41,057
  Ratio of earnings to fixed charges /(7)/..      1.1x      51.5x      46.6x       3.0x        - (9)       - (9)

BALANCE SHEET DATA (END OF PERIOD):
  Working capital...........................   $   (74)  $    (96)  $ (2,264)  $ (3,514)  $  20,762      23,589
  Total assets..............................     9,097     12,015     13,081     27,503     102,571     108,862
  Total debt................................     3,446      1,316      1,982     94,101     212,550     273,518
  Equity (net capital deficiency)/(8)/......     2,806      2,806      2,500    (72,674)   (136,548)   (191,225)

(1) Represents compensation paid to the Company's former CEO, who also was the sole shareholder since the Company's inception through the Initial Recapitalization (as defined) and whose employment terminated on October 28, 1997.
(2) Represents stock compensation and related bonuses under the Company's 1996 Stock Option Plan (as defined) in connection with the Recapitalization.
(3) Prior to February 1996, the Company elected to be taxed as an "S" corporation and paid income taxes at a reduced rate. On a pro forma basis, income tax expense would have been higher by the following amounts: 1994- $7,175; 1995-$10,425 and 1996-$1,295.
(4) Represents early extinguishment of debt, net of income tax benefit of $1,104.
(5) "EBITDA" is defined herein as income before income taxes, depreciation, amortization and net interest expense. EBITDA is presented because the Company believes it is frequently used by security analysts in the evaluation of companies. However, EBITDA should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles.
(6) "Adjusted EBITDA" is defined herein as EBITDA adjusted for certain items of income which are not expected to be incurred by the Company subsequent to the Transactions (as described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"). These items consist of the compensation paid to the Company's former CEO whose employment terminated on October 28, 1997 and stock compensation and related bonuses under the Company's 1996 Stock Option Plan.
(7) For purposes of computing this ratio, earnings consists of income before income taxes plus fixed charges. Fixed charges consist of interest expense and the estimated interest portion of rent expense.
(8) The net capital deficiency as of December 31, 1997 reflects the Recapitalization that took place in October of 1997 and the net capital deficiency as of December 31, 1996 reflects the Initial Recapitalization that took place in January of 1996.
(9) Historical earnings were deficient in covering fixed charges for Details and Details Capital by $20.5 million and $28.9 million, respectively. On a pro forma basis, assuming the Senior Subordinated Notes (as defined) and Discount Notes (as defined) were outstanding at the beginning of 1997 and after eliminating the non-recurring stock compensation and related bonuses, the ratio of earnings to fixed charges would have been 3.2 x and 2.4 x for Details and Details Capital, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

  The Company believes, based on industry data, that it is one of the largest domestic manufacturers and marketers of PCBs for the quick-turn segment of the PCB industry. The Company produces PCBs for over 350 customers across a wide range of end-use markets including the telecommunications, computer, contract manufacturing, industrial instrumentation and consumer electronics industries. For the year ended December 31, 1997, approximately 75% of the Company's sales were quick-turn PCBs. The Company's net sales of PCB panels, which consist of multiple individual printed circuit boards, have grown at a compound annual growth rate of 24.9% from $32.4 million in fiscal year ended December 31, 1993 to $78.8 million in the fiscal year ended December 31, 1997.


SIGNIFICANT TRANSACTIONS

  The Company was established in 1978 by James Swenson. In 1992, the Company installed new management, headed by Bruce McMaster, and began to focus primarily on quick-turn products. In late January 1996, Chase Manhattan Capital, L.P. ("CMC") and its affiliates acquired approximately 40% of the outstanding stock of the Company in a recapitalization (the "Initial Recapitalization").

  On October 28, 1997, the Company was recapitalized (the "Recapitalization") through the merger (the "Merger") of DIA with and into Holdings. In connection with the Recapitalization, certain stockholders and optionholders of Holdings received an aggregate amount of cash equal to approximately $184.3 million (plus future escrow payments of approximately $8.6 million), (ii) CMC retained a portion of its investment in Holdings representing approximately 7.7%, and certain other stockholders of Holdings retained a portion of their investments in Holdings representing approximately 2.8%, of the fully-diluted equity of Holdings (in each case after giving effect to the Recapitalization and related transactions) (collectively, the "Existing Owner Rollover"), and (iii) management retained certain shares representing approximately 11.3%, and certain options to acquire shares of common stock of Holdings representing approximately 5.8%, of the fully-diluted equity of Holdings (after giving effect to the Recapitalization and related transactions) (collectively, the "Management Rollover Equity"). In addition, in connection with the Recapitalization, management acquired additional shares and options to acquire additional shares representing 10.4% of the fully-diluted equity of Holdings (after giving effect to the Recapitalization and related transactions). After the Recapitalization, management held shares and options representing approximately 27.5% of the fully diluted equity of Holdings.

     Financing for the Recapitalization, and the related fees and expenses, consisted of (i) $46.3 million of equity capital provided by investment funds associated with Bain Capital, Inc. (the "Bain Capital Funds"); (ii) $11.2 million of equity capital provided by an affiliate of CMC; (iii) $4.9 million of equity capital provided by certain other investors (the "Other Investors"); (iv) the $16.1 million Management Rollover Equity; (v) the $10.5 million Existing Owner Rollover; (v) a senior subordinated loan facility of $85 million (the "Senior Subordinated Facility"); (vi) a senior unsecured loan facility of $55 million of Holdings (the "Holdings Facility" and together with the Senior Subordinated Facility, the "Bridge Loans"); and (vii) a syndicated senior secured Tranche A term loan facility of $41.4 million as of the Recapitalization closing date (the "Tranche A Facility"), a syndicated senior secured Tranche B term loan facility of $50 million (the "Tranche B Facility" and, together with the Tranche A Facility, the "Term Loan Facilities") and a senior secured revolving credit facility of up to $30 million (the "Revolving Credit Facility" and, together with the Term Loan Facilities, the "Senior Credit Facilities"). The Recapitalization, the Merger, the Senior Subordinated Facility, the Holdings Facility and the Senior Credit Facilities are referred to herein as the "Transactions."

     On November 3, 1997, Holdings organized Details and contributed substantially all of its assets, subject to certain liabilities (other than the Holdings Facility) to Details. On November 19, 1997, Holdings formed Details Capital and on February 10, 1998, Holdings contributed substantially all of its assets (consisting primarily of all of the shares of capital stock of Details), subject to certain liabilities, including the Discount Notes (as defined), to Details Capital. The Details Capital financial statements have been prepared as if the contribution of Holdings' assets and liabilities occurred in connection with the Recapitalization.

     In connection with the Transactions, Details and Details Capital incurred certain nonrecurring charges as follows: (i) fees and interest charges on Bridge Loans (aggregating $4 million for Details and $10.5 million for Details Capital); (ii) $31.2 million for the accelerated vesting of variable stock purchase options and related bonuses; (iii) $2.7 million for the early extinguishment of long-term debt, before income taxes; and (iv) $1.2 million for the buyout of the former CEO's employment contract. These charges are expected to generate income tax benefits at an effective rate of approximately 40%.

NTI ACQUISITION

  On December 22, 1997, Details acquired all of the outstanding shares of common stock of NTI for approximately $38.9 million. The purchase price included the assumption of approximately $7.4 million of NTI's debt without giving effect to a final purchase price adjustment. Management is currently assessing adjustments to assets at fair value and liabilities assumed and will make a final purchase price allocation upon completion of this assessment. The acquisition was funded in part through the issuance of additional equity interests in Holdings in the aggregate amount of $10.2 million to certain existing investors in Holdings as well as three new investors, including an existing investor in NTI. The remainder of the purchase price was funded with cash from Holdings and a $25 million term loan borrowing under the Details' Term Loan Facilities (the "Acquisition Facility").

  NTI manufactures complex PCBs of OEMs in the electronics industry and focuses primarily on pre-production market opportunities with lead times of 10 to 20 days. NTI currently manufactures all of its products at two leased facilities located in Colorado Springs, Colorado occupying 84,000 square feet (which also include its executive offices). NTI is operated as a wholly-owned subsidiary of the Company and is currently headed by James S. Marcelli. Mr. Marcelli, who has run NTI since 1991, is now a Vice President of Details and President of NTI. As of December 31, 1997, NTI employed approximately 310 employees, all of whom are non-union employees.

  The NTI acquisition has been accounted for under the purchase method of accounting. As a result, the total acquisition cost has been allocated to the estimated fair value of tangible and intangible assets acquired and liabilities assumed. Based upon management's preliminary estimate of the fair value of the assets acquired and liabilities assumed, the Company has recorded approximately $26.1 million in goodwill, which will be amortized over a period of twenty-five years. Management determined the estimated life of goodwill based on the prior operating history of NTI and the economic factors of NTI's business. NTI has no significant proprietary products or technology for which an allocation of purchase price would be made.


RESULTS OF OPERATIONS

  The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net sales for the periods set forth below:

                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                                                      DETAILS
                                                            DETAILS   CAPITAL
                                             1995    1996     1997      1997
                                            ------  ------  --------  --------
Net sales.................................  100.0%  100.0%    100.0%    100.0%
Cost of goods sold........................   42.4    45.2      49.1      49.1
                                            -----   -----     -----    ------
Gross profit..............................   57.6    54.8      50.9      50.9
Operating expenses:
  Stock compensation and related bonuses..     --      --      39.7      39.7
  Other operating expenses................   12.6    13.3      14.6      14.6
                                            -----   -----     -----    ------
Operating income (loss)...................   45.0    41.5      (3.4)     (3.4)
Net interest expense......................   (0.5)  (13.9)    (22.8)     32.1
                                            -----   -----     -----    ------
Income before income taxes (excluding.....   44.5    27.6     (26.2)    (35.5)
  extraordinary loss)
Income tax (expense) benefit                 (0.7)   (9.3)     10.2      13.8
Extraordinary loss........................     --      --      (2.0)     (2.0)
                                            -----   -----     -----    ------
Net income................................   43.8    18.3     (18.0)    (23.7)
                                            =====   =====     =====    ======


1997 COMPARED TO 1996


     Net Sales.   Net sales increased $11.3 million or 16.6% to $78.8 million in
1997 from $67.5 million in 1996. The increase was largely due to growth in the volume of units shipped primarily attributable to increased demand from information technology customers. During 1997, the Company's two largest customers accounted for 13.0% and 10.6% of net sales, respectively. During 1996, one customer accounted for 15.7% of net sales.

     Gross Profit.   Gross profit increased $3.1 million to $40.1 million in
1997 from $37.0 million in 1996. As a percentage of net sales, gross profit decreased to 50.9% in 1997 from 54.8% in 1996. The decrease in gross profit as a percentage of sales was primarily attributable to increases in engineering, manufacturing and systems personnel needed to support continued growth in manufacturing capacity.

     Stock Compensation and Related Bonuses. During 1997, the Board of Directors of Holdings authorized the acceleration of vesting of all outstanding performance-based stock purchase options under the 1996 Stock Option Plan (as defined) of Holdings in connection with the Recapitalization. The stock options were treated as variable in nature, and accordingly, the measurement date for assessing compensation attributable to such stock options was made at the time both the number of shares and the exercise price was known. In connection therewith, the Company charged operations totaling $21.2 million. In addition, the Company paid bonuses amounting to $10 million to certain option holders for income taxes which were paid upon the exercise of certain of these stock options. In connection with the NTI acquisition, Holdings issued to certain employees shares of its common stock for services resulting in a charge of approximately $52,000.

     Other Operating Expenses.   Other operating expenses increased $2.8 million
or 31.1% to $11.8 million in 1997, as compared to $9.0 million in 1996. As a percentage of net sales, other operating expenses increased to 15.0% in 1997, as compared to 13.3% in 1996. The increase was due primarily to additional sales and marketing expenses attributable to increased sales coupled with the start-up costs associated with the January 1997 opening of the Company's sales office in London, as well as the $1.2 million buy-out of the former CEO's employment contract, which was terminated in connection with the Recapitalization. The Company anticipates operating expenses will continue to increase in proportion to revenue as the Company expands.

     Net Interest Expense.   Net interest expense increased $15.8 million to
$25.3 million in 1997 for Details Capital and $8.4 million to $17.9 million for Details, compared to $9.4 million in 1996. The increase in interest expense was primarily due to (i) Bridge Loan fees and expenses of $11.4 million for Details Capital and $5.0 million for Details and (ii) the increased level of borrowings in connection with the Recapitalization and the NTI acquisition, which resulted in an increase in total debt for Details Capital of $179.4 million to $273.5 million and an increase in total debt for Details of $118.4 million to $212.5 million at December 31, 1997.

     Extraordinary Loss. The Company incurred an extraordinary net loss of $1.6 million net of income tax benefit of $1.1 million due to the early extinguishment of long-term debt in connection with the Recapitalization.

     Income Tax Expense.   Income tax expense (benefit) was $(10.9) million or
40% of income (loss) before income taxes for Details Capital, and $(8.0) million for Details in 1997. This included a $1.1 million income tax benefit received in connection with the early extinguishment of debt. Income tax expense in 1996 was $6.3 million or 33.6% of income before income taxes. Prior to the Initial Recapitalization, the Company was taxed as an "S" corporation for income tax purposes. As an "S" corporation, the Company paid reduced income taxes and all income was passed through to the stockholder of the Company. On a pro forma basis, the Company's effective tax rate would have been approximately 40% had the "S" corporation election not been in effect. The Company anticipates a combined tax rate of approximately 41% in the future under the current federal and state income tax rate structure.

     Net Income (Loss). For the reasons discussed above, the Company incurred a net loss of $(14.1) million for Details and $(18.6) million for Details Capital in 1997, compared to net income of $12.4 million in 1996. The primary difference between losses in 1997 for Details and Details Capital is due to interest on the Holdings Facility and the Discount Notes reflected in Details Capital's results aggregating $7.3 million, net of income tax benefits.


1996 COMPARED TO 1995

  Net Sales. Net sales increased $8.1 million or 13.7% to $67.5 million in 1996 from $59.4 million in 1995. The increase was due primarily to a change in the product sales mix resulting in an increase in average panel price partially offset by a decrease in total panels shipped. The overall increase in average price per panel was a result of the Company's increased emphasis on prototype and premium products. During 1996, the Company had sales to two customers totaling $16.6 million or 24.6% of net sales. During 1995, the Company had sales to these two customers totaling $16.4 million or 27.7% of net sales.

  Gross Profit. Gross profit increased $2.8 million to $37.0 million in 1996 from $34.2 million for 1995. As a percentage of net sales, gross profit decreased 2.8% to 54.8% in 1996 from 57.6% in 1995. The decrease in gross profit as a percentage of sales was primarily the result of an increase in the Company's investment in engineering, manufacturing and systems personnel to support continued growth in manufacturing capacity, combined with increased manufacturing costs incurred on more complex, high density PCBs.

  Other Operating Expenses.   Other operating expenses increased $1.5 million or
19.6% to $9.0 million in 1996 from $7.5 million in 1995. As a percentage of net sales, other operating expenses increased to 13.3% in 1996 from 12.6% in 1995. Of these totals, compensation to the CEO increased $637,000 to $1.1 million in 1996 from $418,000 in 1995. This increase was due to a new employment contract signed in January 1996 in connection with the Initial Recapitalization.

  Net Interest Expense.   Net interest expense increased $9.1 million to $9.4
million from $329,000 in 1995. The increase in interest expense is primarily due to the debt incurred of approximately $95.0 million and $6.6 million in capital lease transactions in connection with the Initial Recapitalization. Prior to 1996, the Company had incurred only nominal amounts of debt for the purchase of equipment.

  Income Tax Expense.   Income tax expense was $6.3 million or 33.6% of income
before income taxes in 1996. Income tax expense was $396,000 or 1.5% of income before income taxes in 1995. The income tax rates were lower than the statutory income tax rate since the Company changed from an "S" corporation to a "C" corporation in late January 1996. On a pro forma basis, the income tax rate of the Company if it were taxable as a "C" corporation for all of 1996 would have been approximately 41%.

  Net Income.   For the reasons discussed above, net income decreased $13.6 million to $12.4 million in 1996 from $26.0 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal sources of liquidity are cash provided by operations, borrowings under various debt instruments and capital contributions from Holdings. The Company's principal uses of cash have been to finance the NTI acquisition, meet debt service requirements, and finance capital expenditures, the Initial Recapitalization and the Recapitalization. The Company anticipates that it will also use cash in the future to finance possible acquisitions.

     Net cash provided by operating activities was $9.7 million, $12.2 million and $26.1 million for 1997, 1996 and 1995, respectively. Fluctuations in net cash provided by operating activities is primarily attributable to increases and decreases in the Company's net income before non-cash charges. For 1997, net cash provided by operations was reduced by a $10.0 million cash bonus paid as part of the stock compensation expenses incurred in connection with the Recapitalization.

     Net cash provided by (used in) financing activities was $39.7 million, ($8.9 million) and ($26.4 million) for 1997, 1996 and 1995, respectively. Financing activities in 1997 consisted primarily of increased borrowings under Credit Facilities, distributions to shareholders and shareholder transactions in connection with the Recapitalization. Financing activities in 1996 primarily consisted of increased distributions to shareholders and shareholder transactions and increased debt requirements in connection with the Initial
Recapitalization.   Financing activities in 1995 primarily consisted of
distributions to shareholders.

     The Company's capital expenditures were $6.6 million, $10.3 million and $2.9 million in 1997, 1996 and 1995, respectively of which approximately $600,000 and $6.6 million were incurred in 1997 and 1996, respectively, under capital lease obligations. The Company anticipates these expenditures will increase to approximately $8 million for 1998.

     As a result of the Transactions and the Offerings (as defined below), Details Capital incurred new indebtedness aggregating $241.5 million and Details incurred new indebtedness aggregating $181.4 million. The Company has significantly increased cash requirements for debt service relating to the Senior Subordinated Notes (as defined below) and Senior Credit Facilities. On December 22, 1997, the Company incurred additional debt of $25 million under the Acquisition Facility in connection with the NTI acquisition. As of December 31, 1997, Details Capital had borrowings of approximately $273.5 million and Details had borrowings of approximately $212.5 million, and the Company had up to $30 million available for borrowing under the Revolving Credit Facility. The Company's estimated minimum principal payment obligations under the Senior Credit Facilities are $1.9 million and $4.1 million for 1998 and 1999, respectively. This compares to $11.0 million and $12.5 million, which would have been required under its previous facilities.

     The Senior Credit Facilities are provided for under a Credit Agreement dated as of October 28, 1997 as Amended and Restated as of December 5, 1997, among Holdings, Details and Details Capital and various banks and financial institutions including Chase Manhattan Bank, N.A. ("Chase") as bank lender and administrative agent, and are (i) jointly and severally guaranteed by Holdings and Details Capital and (ii) secured by all of the stock of Details and certain stock of Details subsidiaries. Future domestic subsidiaries of Details will guarantee the Senior Credit Facilities and secure that guarantee with their tangible and intangible assets. The Senior Credit Facilities require Details to meet certain financial tests. In addition, the Senior Credit Facilities contain certain negative covenants limiting, among other things, additional debt, additional liens, transactions with affiliates, mergers and consolidations, liquidations and dissolutions, sales of assets, dividends, capital expenditures, investments, loans and advances, prepayments and modifications of debt instruments and other matters customarily restricted in such agreements, and customary events of default. Pursuant to the terms of the Senior Credit Facilities, Details is required to compute financial ratios and certify to other covenants on a quarterly basis.

     Borrowings under the Senior Credit Facilities bear interest at a floating rate and may be maintained as ABR Loans (as defined in the Senior Credit Facilities) or at Details' option, as Eurodollar Loans. ABR Loans bear interest at either (i) 2 1/2% to 2 3/4% per annum plus the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market or (ii) 1 1/2% to 1 3/4% per annum plus the higher of (a) the applicable prime lending rate of Chase Manhattan Bank or (b) the federal reserve reported overnight funds rate plus 1/2 of 1% per annum, plus the Applicable Margin (as defined in the Senior Credit Facilities). Eurodollar Loans bear interest at the Eurodollar Rate (as defined in the Senior Credit Facilities) plus the Applicable Margin. The Applicable Margin is 1 1/2% in the case of ABR Loans and 2 1/2% in the case of Eurodollar Loans for the Tranche A Facility, the Acquisition Facility and the Revolving Credit Facility, and 1 3/4% in the case of ABR Loans and 2 3/4% in the case of Eurodollar Loans for the Tranche B Facility. The Applicable Margin for the Revolving Credit Facility and the Tranche A Facility is subject to reduction after four fiscal quarters following the closing of the Senior Credit Facilities in accordance with an agreed upon pricing grid. At December 31, 1997, borrowings outstanding under the Tranche A Facility and the Acquisition Facility bore interest at a rate of 8.44% per annum and borrowings outstanding under the Tranche B Facility bore interest at a rate of 8.69% per annum.

     Following the Recapitalization, Holdings (as predecessor in interest to Details Capital) conducted an offering (the "Discount Note Offering") of its 12 1/2% Senior Discount Notes due 2007 with an aggregate principal amount at maturity of $110 million (the "Discount Notes"), and Details conducted the offering (the "Senior Subordinated Note Offering" and together with the Discount Note Offering, the "Offerings") of its 10% Senior Subordinated Notes due 2005 in $100 million aggregate principal amount (the "Senior Subordinated Notes"), in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Holdings used the net proceeds (after deduction of related fees and expenses) from the Discount Note Offering of approximately $57.1 million, together with a portion of the proceeds of the Senior Subordinated Note Offering, to repay the Holdings Facility, plus accrued interest and related fees and expenses. The net proceeds of the Senior Subordinated Note Offering were used to repay the Senior Subordinated Facility, plus accrued interest and related fees and expenses, a portion of the Holdings Facility and indebtedness under the Term Loan Facilities of approximately $10.3 million.

     On March 24, 1998, Details Capital and Details consummated exchange offers of Discount Notes and Senior Subordinated Notes registered under the Securities Act for the Discount Notes and the Senior Subordinated Notes, respectively. The Discount Notes and the notes exchanged therefor are referred to as the "Discount Notes" and the Senior Subordinated Notes and the notes exchanged therefor are referred to as the "Senior Subordinated Notes." Interest on the Senior Subordinated Notes is payable semi-annually in cash. The Company's ability to incur additional indebtedness is limited under the Indenture, the Senior Subordinated Note Indenture and the Senior Credit Facilities. In addition, Details Capital is a holding company, and its ability to pay interest on the Discount Notes is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Although the Discount Notes do not require interest payments for the first five years, Details Capital does not have, and may not in the future have, any assets other than the common stock of Details (which is pledged to secure the obligations of Details under the Senior Credit Facilities). Further, the Senior Credit Facilities and the Senior Subordinated
Note Indenture impose substantial restrictions on Details' ability to pay dividends to Details Capital.

     Based upon the current level of operations, management believes that cash generated from operations, available cash and amounts available under the Senior Credit Facilities, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. Accordingly, there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the Senior Credit Facilities to enable the Company to service its indebtedness, including the Discount Notes and the Senior Subordinated Notes, or make anticipated capital expenditures. The Company is highly leveraged, and its future operating performance and ability to service or refinance the Discount Notes and the Senior Subordinated Notes and to extend or refinance the Senior Credit Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.


IMPACT OF INFLATION

    The Company believes that its results of operations are not dependent upon moderate changes in the inflation rate. However, severe increases in inflation could affect the global and United States economy and could have an impact on the Company's profitability.


COMPUTER SYSTEMS AND YEAR 2000

       The Company is currently developing a plan to insure that its systems and software infrastructure are Year 2000 compliant. The scheduled implementation of all phases of the plan is December 1998. Given the relatively small size of the Company's systems and the predominately new hardware, software and operating systems, management does not anticipate any significant delays in becoming Year 2000 compliant. However, the Company is unable to control whether its customers' and suppliers' systems are Year 2000 compliant. To the extent that customers would be unable to order product or pay invoices or suppliers would be unable to manufacture and ship product, it could affect the Company's operations. However, management does not believe that Year 2000 changes will have a material impact on the operating results or financial condition of the Company.


CHANGES IN ACCOUNTING PRINCIPLES

    FASB has also issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 modifies the disclosure requirements for reportable segments and is effective for the Company's year ending December 31, 1998. The Company has not determined if the effect of the adoption of this Statement would require the Company to report industry segments.

FORWARD-LOOKING STATEMENTS

  When used in this Annual Report on Form 10-K, the words "believes", "anticipates" and similar expressions are used to identify forward-looking statements. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The Company wishes to caution readers that all statements other than statements of historical facts included in this Annual Report on Form 10-K regarding the Company's financial position and business strategy, may constitute forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) inability to consummate acquisitions on attractive terms; (4) loss or retirement of key members of management; (5) increases in the Company's cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which the Company may compete and fluctuations in demand in the electronics industry; and (8) ability to sustain historical margins as the industry develops. Many of such factors will be beyond the control of the Company and its management. For further information or other factors which could affect the financial results of the Company and such forward-looking statements, see "-- Factors That May Affect Future Results."


FACTORS THAT MAY AFFECT FUTURE RESULTS

SUBSTANTIAL LEVERAGE; STOCKHOLDER'S DEFICIT

    As a result of the Transactions, the Discount Note Offering, the Senior Subordinated Note Offering and the NTI acquisition, the Company is highly leveraged. As of December 31, 1997, the Company's indebtedness was approximately $273.5 million ($212.5 million for Details), and there was approximately $30 million available under the Senior Credit Facilities for future borrowings for general corporate purposes and working capital needs. The historical 1997 earnings of Details and Details Capital were deficient in covering fixed charges by $20.5 million and $28.9 million, respectively, largely due to approximately $31.3 million in non-recurring stock compensation and related bonuses granted in connection with the Recapitalization and the NTI acquisition, and $5 million and $11.4 million of non-recurring interest charges for Details and Details Capital, respectively, in connection with the Bridge Loans. On a pro forma basis, after giving effect to: (i) the elimination of nonrecurring stock compensation and related bonuses of $31.3 million and (ii) the issuance of the Senior Subordinated Notes and the Discount Notes (in satisfaction of the Bridge Loans) as if such Notes were issued at the beginning of 1997, and the related interest expense thereon, the ratio of earnings to fixed charges for the year ended December 31, 1997 was 3.2 to 1.0 and 2.4 to 1.0 for Details and Details Capital, respectively. The Company had a stockholder's deficit as of December 31, 1997 of approximately $191 million. In addition, subject to the restrictions in the Senior

Credit Facilities, the Indenture and the Senior Subordinated Note Indenture, Details and its subsidiaries may incur additional indebtedness in an unrestricted amount from time to time to finance acquisitions or capital expenditures or for other purposes.

  The Company's high degree of leverage could have significant consequences, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes;
(ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, research and development or acquisitions may be limited; (iii) the Company's leveraged position and the covenants that will be contained in the Indenture, the Senior Subordinated Note Indenture and the Senior Credit Facilities could limit the Company's ability to compete, as well as its ability to expand, including through acquisitions, and to make capital improvements; and (iv) the Company may be more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage.

  The Company's ability to pay principal and interest on the Discount Notes and the Senior Subordinated Notes and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Senior Credit Facilities or successor facilities. The Company anticipates that its operating cash flow, together with borrowings under the Senior Credit Facilities, will be sufficient to meet its operating expenses and to service its debt requirements as they become due. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness (which could include the Discount Notes and the Senior Subordinated Notes), or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all.


RESTRICTIONS IMPOSED BY TERMS OF INDEBTEDNESS

    The Indenture and the Senior Subordinated Note Indenture restrict, among other things, Details Capital's and Details' ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. Other than to guarantee Bank Indebtedness (as defined in the Indenture), the Indenture does not permit Details Capital to incur any additional indebtedness senior to the Discount Notes. However, subject to compliance with debt incurrence tests and the other restrictions in the Senior Credit Facilities, the Indenture and the Senior Subordinated Note Indenture, Details and its subsidiaries may incur additional indebtedness in an unrestricted amount from time to time to finance acquisitions or capital expenditures or for other purposes. In addition, the Senior Credit Facilities contain other and more restrictive covenants and will prohibit Details Capital and its subsidiaries from prepaying other indebtedness (including the Discount Notes and Senior Subordinated Notes). The Senior Credit Facilities require Details to maintain specified financial ratios and satisfy certain financial condition tests. Details' ability to meet those financial ratios and tests can be affected by events beyond its control, and there can be no assurance that Details will meet those tests. A breach of any of these covenants could result in a default under the Senior Credit Facilities and/or the Senior Subordinated
Note Indenture and the Indenture. Upon the occurrence of an event of default under the Senior Credit Facilities or the Senior Subordinated Notes Indenture, the lenders could elect to declare all amounts outstanding under the Senior Credit Facilities, together with accrued interest, and the holders of Senior Subordinated Notes could elect to declare all amounts outstanding under the Senior Subordinated

Notes, together with accrued interest to be immediately due and payable. If the Company were unable to repay the amounts under the Senior Credit Facilities, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the Senior Indebtedness were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full that indebtedness and the other indebtedness of the Company, including the Discount Notes and the Senior Subordinated Notes. Substantially all the assets of Details and its subsidiaries are pledged as security under the Senior
Credit Facilities.


TECHNOLOGICAL CHANGE AND PROCESS DEVELOPMENT

    The market for the Company's products and services is characterized by rapidly changing technology and continuing process development. The future success of the Company's business will depend in large part upon its ability to maintain and enhance its technological capabilities, develop and market products and services that meet changing customer needs, and successfully anticipate or respond to technological changes on a cost-effective and timely basis. Research and development expenses are expected to increase as manufacturers make demands for higher technology and smaller PCBs. In addition, the PCB industry could in the future encounter competition from new or revised technologies that render existing electronic interconnect technology less competitive or obsolete or technologies that may reduce the number of PCBs required in electronic components. There can be no assurance that the Company will effectively respond to the technological requirements of the changing market. To the extent the Company determines that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require significant capital investment by the Company. There can be no assurance that capital will be available for these purposes in the future or that investments in new technologies will result in commercially viable technological processes. The loss of revenue and earnings to the Company from such a technological change or process development could have a material adverse effect on the Company's business, financial condition and results of operations.


DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS

    During the fiscal year ended December 31, 1997, sales to the Company's largest customer accounted for 13% of the Company's net revenues. Sales to the Company's two largest customers accounted for approximately 23.6% of the Company's net revenues and sales to the Company's ten largest customers accounted for 50.4% of the Company's net revenues during the same period. There can be no assurance that the Company will not depend upon a relatively small number of customers for a significant percentage of its net revenues in the future. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the amount of manufacturing services ordered from the Company. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have an adverse effect on the Company's results of operations.

DEPENDENCE ON ELECTRONIC INDUSTRY

    The electronics industry, which encompasses the Company's principal customers, is characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. Furthermore, the electronics industry is subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A recession or any other event leading to excess capacity or a downturn in the electronics industry would likely have a material adverse effect on the Company's business, financial condition and results of operations.

ABILITY TO IMPLEMENT THE COMPANY'S OPERATING AND ACQUISITION STRATEGY

    No assurances can be given that the Company or its management team will be able to implement successfully the operating strategy described herein, including the ability to identify, negotiate and consummate future acquisitions on terms management considers favorable.

  The Company may from time to time pursue the acquisitions of other companies, assets or product lines that complement or expand its existing business. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the costs of assimilating the operations and personnel of the acquired companies, and the potential loss of employees of the acquired companies. No assurance can be given that any acquisition by the Company will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business. The ability of the Company to implement its operating strategy and to consummate future acquisitions may require significant additional debt and/or equity capital, and no assurance can be given as to whether, and on what terms, such additional debt and/or equity capital will be available.

  The Company's efforts to increase international sales may be adversely affected by, among other things, changes in foreign import restrictions and regulations, taxes, currency exchange rates, currency and monetary transfer restrictions and regulations and economic and political changes in the foreign nations to which the Company's products are exported. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's financial position or results of operations.


VARIABILITY OF ORDERS

    The level and timing of orders placed by the Company's customers vary due to a number of factors, including customer attempts to manage inventory, changes in the customer's manufacturing strategies and variation in demand for customer products due to, among other things, technological change, new product introductions, product life-cycles, competitive conditions or general economic conditions. Because the Company generally does not obtain long-term production orders or advance commitments from its customers, it must attempt to anticipate the future volume of orders based on discussions with its customers. A substantial portion of sales in a given quarter may depend on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. The Company relies on its estimate of anticipated future volumes when making commitments regarding the level of business that it will seek and accept, the mix of products that it intends to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a group of customers could materially adversely affect the Company's business, financial condition and results of operation.


INTELLECTUAL PROPERTY

     The Company's success depends in part on proprietary technology and manufacturing techniques. The Company has no patents for these proprietary techniques and chooses to rely primarily on trade secret protection. Litigation may be necessary to protect the Company's technology, to determine the validity and scope of the proprietary rights of others. The Company is not aware of any pending or threatened claims that affect any of the Company's intellectual property rights. If any infringement claim is asserted against the Company, the Company may seek to obtain a license of the other party's intellectual property rights. There is no assurance that a license would be available on reasonable terms or at all. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on the Company.


RISKS ASSOCIATED WITH A SINGLE MANUFACTURING FACILITY

     The Company produces all of its quick-turn products and most of its other products in its manufacturing facility located in Anaheim, California, other than research and development and longer term manufacturing jobs. The Company's manufacturing processes are highly complex and require sophisticated and costly equipment. As a result, any prolonged disruption in the operations of the Company's manufacturing facility, whether due to technical or labor difficulties, destruction of or damage to this facility or other reasons, including as a result of a natural disaster such as an earthquake, fire or flood, could have a material adverse effect on the Company's financial condition or results of operations.


ENVIRONMENTAL MATTERS

     The Company's operations are regulated under a number of federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Compliance with these environmental laws are major considerations for all PCB manufacturers because metals and other hazardous materials are used in the manufacturing process. In addition, because the Company is a generator of hazardous wastes, the Company, along with any other person who arranges for the disposal of such wastes, may be subject to potential financial exposure for costs associated with an investigation and remediation of sites at which it has arranged for the disposal of hazardous wastes, if such sites become contaminated. This is true even if the Company fully complies with applicable environmental laws. Although the Company believes that its facilities are currently in material compliance with applicable environmental laws, and it monitors its operations to avoid violations arising from human error or equipment failures, there can be no assurances that violations will not occur. In the event of a violation of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could also be subject to revocation of its effluent discharge permits. Any such revocations could require the Company to cease or limit production at one or more of its facilities, thereby having a material adverse effect on the Company's operations. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which could have a material adverse effect on the Company, its results of operations, prospects or debt service ability.


COMPETITION

     The PCB industry is highly fragmented and characterized by intense competition. The Company principally competes with independent and captive manufacturers of complex and quick-turn PCBs. The Company's principal competitors include other independent small private companies and integrated subsidiaries of more broadly based volume producers, that also manufacture multilayer PCBs and other electronic assemblies. Some of the Company's principal competitors are less highly-leveraged than the Company and may have greater financial and operating flexibility. Moreover, the Company may face additional competitive pressures as a result of changes in technology.

     Competition in the complex and quick-turn PCB industry has increased due to the consolidation trend in the industry, which results in potentially better capitalized and more effective competitors. The Company's basic technology is generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations.


DEPENDENCE ON KEY MANAGEMENT

     The Company's success will continue to depend to a significant extent on its executive and other key management personnel. Although the Company has entered into employment agreements with certain of its executive officers, there can be no assurance that the Company will be able to retain its executive officers and key personnel or attract additional qualified management in the future.


CONTROLLING STOCKHOLDERS

     The Bain Capital Funds hold approximately 50.3% of the outstanding voting stock of Holdings, the sole stockholder of Details Capital. In addition, the Bain Capital Funds and all of Holdings' other stockholders have entered into a stockholders agreement regarding, among other things, the voting of such stock. By virtue of such stock ownership and these agreements, the Bain Capital Funds have the power to control all matters submitted to stockholders of the Company, to elect a majority of the directors of Holdings and its subsidiaries, and to exercise control over the business, policies and affairs of the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is set forth on pages F-1 to F-21 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8.


ITEM 9.  CHANGES IN ACCOUNTANTS

     On December 16, 1997, the Company notified McGladrey & Pullen, LLP that they would be dismissed as independent accountants of the Company effective December 31, 1997. On January 1, 1998, the Company notified Price Waterhouse LLP that it would be engaged as the Company's new principal independent accountant to audit the Company's financial statements. The Company and its Board of Directors selected Price Waterhouse LLP based primarily on the fact that Price Waterhouse LLP typically serves as independent accountants for portfolio companies of certain of Holdings' shareholders. The Company's former accountants, McGladrey & Pullen, LLP, were considered for the engagement but were not selected.

     In connection with the audits of the two fiscal years ended December 31, 1996, there were no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in their opinion to the subject matter of the disagreement. The audit report of McGladrey & Pullen, LLP on the consolidated financial statements of the Company as of and for the years ended December 31, 1996 and 1995, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. A letter from McGladrey & Pullen, LLP to that effect is incorporated by reference as Exhibit 16.1 hereto.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

MANAGEMENT

     The following table sets forth certain information regarding the Directors and executive officers of Details, Details Capital and Holdings, including their respective ages, as of March 1, 1998.

Name                   Age  Position
----                   ---  --------
Bruce D. McMaster.....  36  President and Director of Holdings,
                            Details Capital and Details

   ...................
Joseph P. Gisch.......  41  Chief Financial Officer of Holdings,
                            Details Capital and Details

Lee W. Muse, Jr.......  41  Vice President, Sales and Marketing of
                            Holdings, Details Capital and Details

Terry L. Wright.......  38  Vice President, Engineering of Holdings,
                            Details Capital and Details

Michael P. Moisan.....  43  Vice President, Operations of Holdings,
                            Details Capital and Details

James S. Marcelli.....  50  Vice President of Details

Edward W. Conard......  41  Director of Holdings, Details Capital
                            and Details

Stephen M. Zide.......  37  Vice President and Director of Holdings,
                            Details Capital and Details

Prescott Ashe.........  30  Vice President and Director of Holdings,
                            Details Capital and Details

Christopher Behrens...  37  Director of Holdings, Details Capital
                            and Details

     Bruce D. McMaster joined Details in 1985 and has served as President since 1991 and as a Director since the Recapitalization. Prior to joining the Company, Mr. McMaster was employed by Multiplex, Inc., a PCB manufacturer, where he was Production Supervisor for its factory.

     Joseph P. Gisch has served as Chief Financial Officer since 1995. From 1986 to 1995, Mr. Gisch was a partner at the accounting firm of McGladrey & Pullen, LLP where he was responsible for the audit, accounting and information systems for a variety of manufacturing clients. Mr. Gisch was responsible for general accounting and income tax matters for Details. Mr. Gisch has not been responsible for any audit services for Details since 1991.

     Lee W. Muse, Jr. joined Details in 1989 and has served as Vice President, Sales and Marketing since 1992. Prior to 1989, Mr. Muse was employed by Metro-Circuits, Inc., a PCB manufacturer, where he served as both the East and West Coast Regional Sales Manager.

     Terry L. Wright joined Details in 1991 and has served as Vice President, Engineering since 1995. Prior to 1991, Mr. Wright was employed as a general manager at the circuit board manufacturer, Applied Circuit Solutions, Inc.

     Michael P. Moisan has been Vice President, Operations since 1996. Prior to joining Details in October 1996, Mr. Moisan was employed by Circuit-Wise, Inc., a PCB manufacturer, as Director of Technology & Engineering. From 1987 to 1995 Mr. Moisan was employed by AMP-AKZO, Inc., a PCB manufacturer, most recently as Director of Operations.

     James S. Marcelli joined Details and has been Vice President of Details since 1997. Mr. Marcelli has been President of NTI since 1991.

     Edward W. Conard has served as a Director since the Recapitalization. He has been a Managing Director of Bain Capital, Inc. since March 1993. From 1990 to 1992, Mr. Conard was a director of Wasserstein Perella, an investment banking firm that specializes in mergers and acquisitions. Previously, he was a Vice President at Bain & Company, where he headed the firm's operations practice area. Mr. Conard also serves as a director of Waters Corporation.

     Stephen M. Zide has served as Vice President and a Director since the Recapitalization. Mr. Zide has been an Associate at Bain Capital, Inc. since August 1997. Previously, he was a partner at the law firm of Kirkland & Ellis from 1992 to 1995.

     Prescott Ashe has served as Vice President and a Director since the Recapitalization. Mr. Ashe has been an Associate at Bain Capital, Inc. since December 1992. Previously, he worked as an analyst at Bain Capital, Inc. and as a consultant at Bain & Company.

     Christopher Behrens has served as a Director since the Recapitalization. He has been a Principal of Chase Capital Partners ("CCP") since 1994. Prior to joining CCP, Mr. Behrens was a Vice President in the Merchant Banking Group of The Chase Manhattan Bank ("Chase") from 1990 to 1994. Mr. Behrens is also a director of Portola Packaging and The Pantry in addition to numerous private companies.

     At present, all Directors are elected and serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal. All members of the Board of Directors of Holdings set forth herein were elected by class vote pursuant to Holdings' Articles of Incorporation. There are no family relationships between any of the Directors or executive officers of Holdings, Details Capital or Details. Executive officers of Holdings, Details Capital and Details are elected by and serve at the discretion of their respective boards of directors.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth information concerning the compensation for the fiscal years ended December 31, 1996 and 1997 of Mr. Swenson, the CEO of Holdings prior to the Recapitalization, Mr. McMaster, the principal executive officer of Holdings since the Recapitalization, and the four other most highly compensated executive officers of Holdings (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                           ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                                                  AWARDS

                                                            OTHER         RESTRICTED     SECURITIES
                                                            ANNUAL           STOCK       UNDERLYING         ALL OTHER
NAME AND PRINCIPAL           YEAR   SALARY    BONUS     COMPENSATION        AWARDS         OPTIONS        COMPENSATION
POSITION                             ($)       ($)           ($)              ($)            (#)               ($)
James I. Swenson (1)         1997  497,796   399,204           ---(2)           ---            ---          1,200,000(1)
  Chief Executive Officer                                                                                      10,503(10)
                             1996  611,538   400,000           ---(2)           ---            ---             10,397(10)

Bruce D. McMaster            1997  379,326   356,188     4,580,153(3)       241,026(7)    48,205.1(8)       1,088,558(11)
  President                                                 23,735(4)
                                                             3,808(5)
                             1996  331,250   300,000           ---(2)           ---          781.0(9)             ---

Joseph P. Gisch              1997  262,847    62,077       651,791(3)        40,171(7)     8,034.2(8)         155,198(11)
  Chief Financial Officer                                    3,384(4)
                                                             2,195(5)
                             1996  246,693    50,286           ---(2)           ---          111.0(9)             ---

Lee W. Muse, Jr.             1997  314,769   356,188     3,810,922(3)       187,464(7)    37,492.8(8)         905,802(11)
  Vice President, Sales                                     19,750(4)
                                                               891(5)
                             1996  254,807   300,000           ---(2)           ---          649.0(9)             ---

Terry L. Wright              1997  147,208    99,126       957,134(3)        66,952(7)    13,390.3(8)         227,720(11)
  Vice President,                                            4,965(4)
   Engineering                                               1,227(5)
                             1996  127,502    75,000           ---(2)           ---          162.0(9)             ---

Michael P. Moisan            1997  140,000    36,334         1,389(5)           ---           20.0(9)             ---
  Vice President,                                            7,500(6)
   Operations                1996   21,538       ---        20,000(6)           ---            ---                ---

     ______________________
     (1) Mr. Swenson resigned effective October 28, 1997 in connection with the Recapitalization and received approximately $1.2 million in connection with the termination of his employment agreement.
     (2) The perquisites and other benefits paid did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of such Named Executive Officer.
     (3) Reflects amounts paid to certain Named Executive Officers to satisfy certain tax obligations incurred in connection with the exercise of options to purchase shares of Old Common in connection with the Recapitalization.
     (4)  Reflects the grant of 4,747.0, 676.8, 3,950.0, and 993.1 shares of
          Class A Common to Mr. McMaster, Mr. Gisch, Mr. Muse, and Mr. Wright, respectively, as compensation for services rendered.
     (5) Reflects payments made in connection with the use of a personal automobile.
     (6)  Reflects the reimbursement of certain moving expenses.
     (7)  Reflects the purchase of 50,620.2, 8,436.7, 39,371.3 and 14,061.2 shares of restricted Class A Common by Mr. McMaster, Mr. Gisch, Mr. Muse and Mr. Wright, respectively, at a purchase price of $5.00 per share and the subsequent repurchase by Holdings from each of Mr. McMaster, Mr. Gisch, Mr. Muse and Mr. Wright of 2,415.2, 402.5, 1,878.5 and 670.9 shares of restricted Class A Common, respectively, at a purchase price of $5.00 per share in connection with the NTI acquisition. These Named Executive Officers purchased these shares by issuing an interest bearing note to the Company. The outstanding principal amounts of the interest bearing notes of such Named

          Executive Officers were reduced by approximately $12,076, $2,013, $9,392 and $3,354, respectively, to reflect the repurchase by Holdings of the shares of restricted Class A Common, as described above, in connection with the NTI Acquisition. See "Certain Relationships and
                              ---------------
          Related Transactions -- Certain Loans and Payments to Named Executive Officers." The restricted stock vests in 48 equal monthly installments beginning November 28, 1997. Holdings has the right to repurchase the restricted shares of Class A Common held by a Named Executive Officer for the original purchase price in the event that the Named Executive Officer ceases to be employed by the Company.
     (8) The options represent the net number of options to purchase shares of Class A Common at an exercise price of $61.17 per share, substantially above the current fair market value of the Class A Common ($5.00 per share), issued in connection with the Recapitalization after accounting for the reduction in the number of shares available upon exercise of the options as described below. The options vest in 48 equal monthly installments beginning November 28, 1997. In connection with the NTI acquisition, Mr. McMaster, Mr. Gisch, Mr. Muse and Mr.
                   ---------------
          Wright agreed to permit Holdings to cancel options to purchase 2,415.2, 402.5, 1,878.5 and 670.9 shares of Class A Common, respectively, at an exercise price of $61.17 per share.
     (9) The options represent options to purchase shares of Old Common at an exercise price of $2,179 per share. In connection with the Recapitalization: (i) unvested options to purchase approximately 630.6, 89.6, 523.5, and 130.7 shares of Old Common at an exercise price of $2,179 held by Mr. McMaster, Mr. Gisch, Mr. Muse, and Mr. Wright, respectively, became vested and were exercised, and (ii) as part of the Management Rollover Equity, unvested options to purchase approximately 150.5, 21.4, 125.2, 31.5 and 20.0 shares of Old Common at an exercise price of $2,179 held by Mr. McMaster, Mr. Gisch, Mr. Muse, Mr. Wright and Mr. Moisan, respectively, became vested and converted into options to purchase approximately 34,012.3, 4,849.2, 28,302.0, 7,115.2 and 4,520.7 shares of Class A Common, respectively, at an exercise price of $0.96 per share and options to purchase approximately 4,203.8, 599.3, 3,498.0, 879.4 and 558.7 shares of Class
          L Common, respectively, at an exercise price of $70.19 per share. The fair market value of the Old Common on the date of the Recapitalization was $11,800 per share.
     (10) Reflects certain life insurance benefits paid by Holdings on behalf of Mr. Swenson.
     (11) Reflects bonuses earned by certain of the Named Executive Officers in connection with the Recapitalization that are payable on the third anniversary of the Recapitalization whether or not such Named Executive Officer is still employed by the Company.

OPTION GRANTS

     The following table sets forth information concerning grants of options to purchase common stock of Holdings made to the Named Executive Officers during the fiscal year ended December 31, 1997.

                         OPTION GRANTS IN FISCAL 1997
---------------------------------------------------------------------------------------------------------------------
                                                                                       POTENTIAL REALIZABLE VALUE AT
                                                                                      ASSUMED ANNUAL RATES OF STOCK
                                                                                       PRICE APPRECIATION FOR OPTION
                             INDIVIDUAL GRANTS                                                    TERM (5)

                                           PERCENT
                                          OF TOTAL
                       NUMBER OF           OPTIONS
                       SECURITIES        GRANTED TO         EXERCISE
                       UNDERLYING       EMPLOYEES IN        PRICE PER
                        OPTIONS          FISCAL 1997          SHARE     EXPIRATION
NAME                  GRANTED (#) (1)      (%)(4)              ($)         DATE           5% ($)      10%($)      28.5%
                                                                                                                 ($)(6)
James I. Swenson               ----           ----            ----         ----         ----          ----           ---
Bruce D. McMaster          48,205.1(2)        45.0           61.17         2007         ----          ----            0
Joseph P. Gisch             8,034.2(2)         7.5           61.17         2007         ----          ----            0
Lee W. Muse, Jr.           37,492.8(2)        35.0           61.17         2007         ----          ----            0
Terry L. Wright            13,390.3(2)        12.5           61.17         2007         ----          ----            0
Michael P. Moisan              20.0(3)        32.8        2,179.00         2007       27,407        69,455           ---

     __________________________
     (1) In connection with the Recapitalization: (i) unvested options to purchase approximately 630.6, 89.6, 523.5, and 130.7 shares of Old Common at an exercise price of $2,179 held by Mr. McMaster, Mr. Gisch, Mr. Muse, and Mr. Wright, respectively, became vested and were exercised, and (ii) as part of the Management Rollover Equity, unvested options to purchase approximately 150.5, 21.4, 125.2, 31.5 and 20.0 shares of Old Common at an exercise price of $2,179 held by Mr. McMaster, Mr. Gisch, Mr. Muse, Mr. Wright and Mr. Moisan, respectively, became vested and converted into options to purchase approximately 34,012.3, 4,849.2, 28,302.0, 7,115.2 and 4,520.7 shares of Class A Common, respectively, at an exercise price of $0.96 per share and options to purchase approximately 4,203.8, 599.3, 3,498.0,
          879.4 and 558.7 shares of Class L Common, respectively, at an exercise price of $70.19 per share. All such options, other than Mr. Moisan's, were originally granted in 1996 and are excluded from the table.
     (2) Represents the net number of options to purchase shares of Class A Common after giving effect to the reduction in the number of shares available upon exercise of the options as described below. The options vest in 48 equal monthly installments beginning November 28, 1997. In connection with the NTI acquisition, Mr. McMaster, Mr. Gisch, Mr.
                              ---------------
          Muse, and Mr. Wright permitted the Company to cancel options to purchase 2,415.2, 402.5, 1,878.5, and 670.9 shares, respectively, of Class A Common at an exercise price of $61.17 per share.

     (3) Represents options to purchase shares of Old Common. In connection with the Recapitalization, such options were rolled over as part of the Management Rollover Equity and converted into options to purchase approximately 4,520.7 shares of Class A Common at an exercise price of $0.96 per share and options to purchase approximately 558.7 shares of Class L Common at an exercise price of $70.19 per share.
     (4) Percentages are based upon the total number of options to purchase shares of Class A Common or Old Common, as the case may be, granted to employees in fiscal 1997.
     (5) There is currently no market for the Old Common, the Class A Common or the Class L Common of Holdings. For purposes of the calculations in this table, the fair market value of the Old Common ($11,800 per share), the Class A Common ($5.00 per share) and the Class L Common ($364.09 per share) was determined by the Board of Directors based upon the price paid for such shares in the Recapitalization and the NTI acquisition. There have been no other arms length sales of the Old
          ---------------
          Common, the Class A Common or the Class L Common since the NTI
                                                                     ---
          acquisition. In accordance with the rules of the Securities and
          -----------
          Exchange Commission, the amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Company's common stock, the optionholder's continued employment through the option period, and the date on which the options are exercised.
     (6) 28.5% reflects the percentage appreciation, compounded annually from the date of grant to the expiration date, by which the exercise price exceeded the fair market value at the date of grant.

     OPTION EXERCISES AND FISCAL YEAR-END VALUES

          The following table sets forth information with respect to options awarded under the Company's 1996 Stock Option Plan and 1997 Details, Inc. Equity Incentive Plan, including the number and aggregate value of unexercised options outstanding on December 31, 1997.

                  AGGREGATED OPTION EXERCISES IN FISCAL 1997
                      AND FISCAL YEAR-END OPTIONS VALUES
-------------------------------------------------------------------------------------------------------------
                                                         NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS AT
                     SHARES ACQUIRED                  OPTIONS AT FISCAL YEAR-END            FISCAL YEAR-END
                       ON EXERCISE       VALUE        (EXERCISABLE/UNEXERCISABLE)     (EXERCISABLE/UNEXERCISABLE)
NAME                       (#)         REALIZED                   (#)                            ($)(3)
                                        ($)(3)
James I. Swenson              ---            ---                           ---                              ---
Bruce D. McMaster           630.6 (1)  6,073,116           4,203.8(4)/48,205.1(6)                     1,235,507/0
                         34,012.3 (2)    137,277
Joseph P. Gisch              89.6 (1)    862,456              599.3(4)/8,034.2(6)                       176,148/0
                          4,849.2 (2)     19,572
Lee W. Muse, Jr.            523.5 (1)  5,042,214           3,498.0(4)/37,492.8(6)                     1,028,080/0
                         28,302.0 (2)    114,230
Terry L. Wright             130.7 (1)  1,259,061             879.4(4)/13,390.3(6)                       258,461/0
                          7,115.2 (2)     28,717
Michael P. Moisan             ---            ---                       558.7(4)/0                       164,202/0
                                                                     4,520.7(5)/0                        18,264/0

     _______________________
     (1) Represents shares of Old Common acquired immediately prior to the Recapitalization. Each share of Old Common was exchanged in the Recapitalization for either (a) $11,308 in cash and the right to receive a contingent payment of $502, or (b) 226.0 shares of Class A Common and 27.9 shares of Class L Common.
     (2) Represents shares of Class A Common purchased at an exercise price of $0.96 per share. The options to purchase such shares of Class A Common replaced options to purchase shares of Old Common that were rolled over in connection with the Recapitalization as part of the Management Rollover Equity and converted into options to purchase shares of Class A Common and shares of Class L Common. The Named Executive Officers purchased the shares of Class A Common with the proceeds of a loan evidenced by an interest bearing note issued to Holdings in satisfaction of the exercise price. See "Certain Relationships and Related Transactions -- Certain Loans and Payments to Named Executive Officers."
     (3) Value is based on the difference between the option exercise price and the fair market value at December 31, 1997. The fair market value of the Class A Common ($5.00 per share) and the Class L Common ($364.09 per share) was determined by the Board of Directors based upon the price paid for such shares in the Recapitalization and the NTI acquisition. There have been no other arms length sales of the Class A Common or the Class L Common since the NTI acquisition.

(4) Represents options to purchase shares of Class L Common at an exercise price of $70.19 per share. The options to purchase such shares of Class L Common replaced options to purchase shares of Old Common that were rolled over in connection with the Recapitalization as part of the Management Rollover Equity and converted into options to purchase shares of Class A Common and shares of Class L Common.
(5) Represents options to purchase shares of Class A Common at an exercise price of $0.96 per share. The options to purchase such shares of Class A Common replaced options to purchase shares of Old Common that were rolled over in connection with the Recapitalization as part of the Management Rollover Equity and converted into options to purchase shares of Class A Common and shares of Class L Common.
(6) Represents options to purchase shares of Class A Common at an exercise price of $61.17 per share. The options vest in 48 equal monthly installments beginning November 28, 1997.

STOCK OPTION PLANS AND RELATED TRANSACTIONS

     Prior to the Recapitalization, the Company had two stock option plans, (i) the 1996 Performance Stock Option Plan (the "1996 Stock Option Plan") under which the Board was authorized to sell or otherwise issue options to acquire up to 1,809 shares of Old Common in such quantity, at such price, on such terms and subject to such conditions as established by the Board, and (ii) the 1996 Employee Stock Option Plan (the "1996 Employee Plan") under which the Board was authorized to sell or otherwise issue options to acquire up to 260 shares of Old Common in such quantity, at such price, on such terms and subject to such conditions as established by the Board. Under the 1996 Stock Option Plan, the Board had granted options to acquire 1,703 shares of Old Common and, under the 1996 Employee Plan, the Board had granted options to acquire 247 shares of Old Common, in each case, at an exercise price of $2,179 per share.

     In connection with the Recapitalization, the Board accelerated the vesting of all unvested options as of the closing date of the Recapitalization and (i) of the 1,703 options granted under the 1996 Stock Option Plan, 1,374.4 were exercised and the remaining 328.6 continue outstanding, and (ii) of the 247 options granted under the 1996 Employee Plan, 64.2 were canceled and redeemed and 182.8 continue outstanding. In accordance with the provisions of the respective plans, upon the effectiveness of the amendment of the Company's Articles of Incorporation in connection with the Recapitalization, the holder of each outstanding option became entitled to purchase 226.0 shares of Class A Common at an exercise price of $0.96 per share and 27.9 shares of Class L Common at an exercise price of $70.19 per share. Shortly after the Recapitalization, certain of the Named Executive Officers elected to exercise their remaining options to acquire shares of Class A Common under the 1996 Stock Option Plan. The Company loaned to each such Named Executive Officer sufficient funds to satisfy the exercise price of such options.

     Immediately after the Recapitalization, the Board of Directors adopted, and the stockholders approved, the 1997 Details, Inc. Equity Incentive Plan (the "1997 Stock Option Plan"), which authorized the granting of stock options and the sale of Class A Common to current or future employees, directors, consultants or advisors of Holdings or its subsidiaries. The Board is authorized to sell or otherwise issue Class A Common at any time prior to the termination of the 1997 Stock Option Plan in such quantity, at such price, on such terms and subject to such conditions as established by the Board up to an aggregate of 235,000 shares of Class A Common, subject to adjustment upon the occurrence of certain events to prevent any dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events.

Currently there are approximately 10,021 shares of Class A Common available for grant under the 1997 Stock Option Plan.

     Pursuant to the Recapitalization Agreement, certain of the Named Executive Officers (i) received approximately $89.1 million, subject to adjustment, in cash in exchange for shares and options of Holdings held by such Named Executive Officers that were repurchased in the Recapitalization, (ii) received options with a net realizable value of approximately $3 million, and (iii) retained common stock of Holdings with a value of approximately $11.3 million.

     Options to purchase an aggregate of 112,489.4 shares of Class A Common at an exercise price of $61.17 per share were granted to, and 112,489.4 shares of Class A Common restricted stock were purchased at $5.00 per share by, certain of the Named Executive Officers under the 1997 Stock Option Plan in connection with the Recapitalization. The Company loaned to each such Named Executive Officer sufficient funds to purchase such restricted stock. The restricted stock and options vest in equal monthly increments over a four year period from the date of grant or issue, subject to earlier vesting upon certain events, including all of such shares vesting immediately on a sale of the Company. The aggregate exercise price of the options granted under the 1997 Stock Option Plan in connection with the Recapitalization is approximately $6.9 million. Mr. McMaster, Mr. Gisch, Mr. Muse and Mr. Wright received loans of approximately $285,885, $46,856, $224,137 and $77,164, respectively, for the purchase of restricted shares of Class A Common and the exercise of options to purchase shares of Class A Common. The Company has agreed to permit these Named Executive Officers to repay their respective loan obligations with proceeds received as deferred purchase price in connection with the Recapitalization. In connection with the NTI acquisition, these Named Executive Officers permitted Holdings to repurchase an aggregate of 5,367 shares of restricted Class A Common at a purchase price of $5.00 per share and cancel options to purchase an aggregate of 5,367 shares of Class A Common at an exercise price of $61.17 per share. As payment of the repurchase price in connection with the repurchase by Holdings of the shares of restricted Class A Common, Holdings reduced the outstanding principal amounts of the interest bearing notes of Mr. McMaster, Mr. Gisch, Mr. Muse and Mr. Wright by approximately $12,075, $2,013, $9,392 and $3,354, respectively.


COMPENSATION OF DIRECTORS

     During 1997 until the closing of the Recapitalization, outside directors of Holdings received $2,500 per meeting attended for serving on the Board of Directors of Holdings and were reimbursed for their out-of-pocket expenses incurred in connection with attending board meetings. Details, Details Capital and Holdings currently pay no compensation to their independent directors, and pay no additional remuneration to their employees or to executives of Details, Details Capital or Holdings for serving as directors.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

     Mr. McMaster is currently employed as President of the Company pursuant to an agreement dated September 1, 1995, as amended, effective until October 28, 2000. Under this agreement, Mr. McMaster is entitled to receive an annual salary of $375,000 in 1997, $425,000 in 1998 and $450,000 in 1999. In addition,
Mr. McMaster is eligible for an annual bonus based upon the achievement of EBITDA targets and received an award, pursuant to the agreement, of

4,747.0 shares of Class A Common, on the Recapitalization closing date. Mr. McMaster's employment agreement contains customary confidentiality provisions and a non-compete clause effective for the duration of the term of the agreement. In addition, Mr. McMaster will be entitled to receive an additional bonus of $1,088,558 in consideration of prior services which will be payable on the third anniversary of the Recapitalization whether or not he is still employed by the Company.

     Mr. Gisch is currently employed as Chief Financial Officer of the Company pursuant to an agreement dated September 19, 1995, as amended, effective until October 28, 2000. Under this agreement, Mr. Gisch is entitled to receive an annual salary of $252,000 in 1997, $265,000 in 1998 and $275,000 in 1999. In
addition, Mr. Gisch is eligible for an annual bonus based upon the achievement of EBITDA targets and received an award, pursuant to the agreement, of 676.8 shares of Class A Common on the Recapitalization closing date. Mr. Gisch's employment agreement contains customary confidentiality provisions. In addition, Mr. Gisch will be entitled to receive an additional bonus of $155,198 in consideration of prior services which will be payable on the third anniversary of the Recapitalization whether or not he is still employed by the Company.

     Mr. Muse is currently employed as Vice President, Sales and Marketing of the Company pursuant to an agreement dated September 1, 1995, as amended, effective until October 28, 2000. Under this agreement, Mr. Muse is entitled to receive an annual salary of $300,000 in 1997, $350,000 in 1998 and $375,000 in
1999. In addition, Mr. Muse is eligible for an annual bonus based upon the achievement of EBITDA targets and received an award, pursuant to the agreement, of 3,950.0 shares of Class A Common on the Recapitalization closing date. Mr. Muse's employment agreement contains customary confidentiality provisions and a non-compete clause effective for the duration of the term of the agreement. In addition, Mr. Muse will be entitled to receive an additional bonus of $905,802 in consideration of prior services which will be payable on the third anniversary of the Recapitalization whether or not he is still employed by the Company.

     Mr. Wright is currently employed as Vice President, Engineering of the Company pursuant to an agreement dated September 1, 1995, as amended, effective until October 28, 2000. Under this agreement, Mr. Wright is entitled to receive an annual salary of $140,000 in 1997, $155,000 in 1998 and $170,000 in 1999. In
addition, Mr. Wright is eligible for an annual bonus based upon the achievement of EBITDA targets and received an award, pursuant to the agreement, of 993.1 shares of Class A Common on the Recapitalization closing date. Mr. Wright's employment agreement contains customary confidentiality provisions and a non-compete clause effective for the duration of the term of the agreement. In addition, Mr. Wright will be entitled to receive an additional bonus of $227,720 in consideration of prior services which will be payable on the third anniversary of the Recapitalization whether or not he is still employed by the Company.

     Base salaries for Mr. McMaster, Mr. Gisch, Mr. Muse and Mr. Wright on or after January 1, 2000 will be established by the Company at a level that equals or exceeds base salaries for 1999.

     Mr. Moisan is currently employed as Vice President, Operations of the Company. Mr. Moisan does not have an employment agreement with the Company. Pursuant to an Employee Incentive Compensation Plan dated January 2, 1997 between Details and Mr. Moisan, Mr. Moisan was entitled to receive an annual bonus in 1997 based upon the achievement of certain sales forecasts. Pursuant to the plan, Mr. Moisan received an annual bonus in 1997 equal to $36,334.

     In connection with the Recapitalization, Mr. Swenson resigned effective October 28, 1997 and received approximately $1.2 million in connection with the termination of his employment agreement. Certain of the other Named Executive Officers received a bonus payment of $10 million in the aggregate from Holdings to satisfy certain tax obligations incurred in connection with the Recapitalization.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Holdings does not have a compensation committee. Instead, compensation decisions for 1997 regarding Holdings' executive officers were made by the Board of Directors. Mr. Swenson, an executive officer of Holdings prior to the Recapitalization, served on the Board of Directors prior to the Recapitalization. Mr. McMaster, an executive officer of Holdings, has served on the Board of Director since the Recapitalization. The compensation for Mr. Swenson and Mr. McMaster for the year ended December 31, 1997 was established pursuant to the terms of their respective employment agreements with Holdings.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     All of Details Capital's issued and outstanding capital stock is owned by Holdings. As of March 1, 1998, the outstanding equity securities of Holdings consisted of 2,090,776.6 shares of Class A Common and 233,593.7 shares of Class L Common. The Class A Common consists of six separate classes (A-1 through A-
6), which have different rights with respect to the election of directors. All of the shares of Class A Common entitle the holder to one vote per share on all matters to be voted upon by the stockholders of Holdings except for Class A-6, which is nonvoting. The Class L Common is identical to the Class A Common except that the Class L Common is nonvoting and is entitled to a preference over the Class A Common with respect to any distribution by Holdings to holders of its capital stock equal to the original cost of such shares ($364.09) plus an amount which accrues on a daily basis at a rate of 12% per annum, compounded quarterly. The Class L Common is convertible into Class A Common upon a vote of a majority of the holders of the outstanding Class L Common at any time.

     The following table sets forth certain information as of March 1, 1998 regarding the beneficial ownership of (i) each class of voting securities of Holdings by each person known to Holdings to own more than 5% of any class of outstanding voting securities of Holdings, and (ii) the equity securities of Holdings by each Director of Holdings, each Named Executive Officer and all of Holdings' directors and executive officers as a group. To the knowledge of Holdings, each such stockholder has sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.

                                                           SHARES BENEFICIALLY OWNED
                                                           -------------------------
                                             CLASS A COMMON STOCK          CLASS L COMMON STOCK
                                             --------------------          --------------------
                                             NUMBER     PERCENTAGE         NUMBER    PERCENTAGE
            NAME AND ADDRESS                OF SHARES    OF CLASS         OF SHARES   OF CLASS
            ----------------                ---------   ----------        ---------  ----------
PRINCIPAL STOCKHOLDERS:
Bain Capital Funds (1)...............      1,065,497.2        48.1%       131,690.7     51.3%
  c/o Bain Capital, Inc.
  Two Copley Place
  Boston, Massachusetts 02116

Chase Manhattan Capital, L.P.(2).....        386,912.0        17.5         47,820.6     18.6
  380 Madison Avenue
  12th Floor
  New York, New York 10017

DIRECTORS AND EXECUTIVE OFFICERS:
James I. Swenson (3).................              ___         ___              ___      ___
Bruce D. McMaster(4).................        208,614.7         9.4         18,494.5      7.2
Joseph P. Gisch (5)..................         30,417.0         1.4          2,554.9      1.0
Lee W. Muse(6).......................        151,015.6         6.8         12,963.5      5.1
Terry L. Wright(7)...................         40,464.0         1.8          3,016.6      1.2
Michael P. Moisan(8).................          4,520.7          *             558.7       *
Christopher Behrens(9)...............        386,912.0        17.5         47,820.6     18.6
Edward Conard(10)....................      1,065,497.2        48.1        131,690.7     51.3
Stephen M. Zide(11)..................        230,595.8        10.4         28,493.1     11.1
Prescott Ashe(11)....................        230,595.8        10.4         28,493.1     11.1
All Directors and executive officers as
 a group (10 persons)(12)............        475,286.7        21.4         41,355.3     16.1

____________________________

  *  Represents less than one percent.
 (1) Includes shares of Class A Common and Class L Common held by Bain Capital Fund V, L.P., ("Fund V"); Bain Capital Fund V-B, L.P. ("Fund V-B"); BCIP Associates ("BCIP"); and BCIP Trust Associates, L.P. ("BCIP Trust" and collectively with Fund V, Fund V-B and BCIP, the "Bain Capital Funds"). Does not include shares owned by other stockholders that are subject to the Stockholders Agreement. See "Certain Relationships and Related Transactions -- Stockholders Agreement."

 (2) Consists of shares owned by CMC and DI Investors, L.L.C. CMC is the managing member of DI Investors, L.L.C. and owns a majority of the interests therein. Accordingly, CMC may be deemed to beneficially own shares owned by DI Investors, L.L.C. CMC disclaims beneficial ownership of any such shares in which it does not have a pecuniary interest.
 (3) Mr. Swenson's employment with Holdings and the Company terminated on October 28, 1997.
 (4) The shares of Class A Common included in the table include 48,205.1 shares, which are subject to vesting and 6,025.6 shares that can be acquired upon the exercise of outstanding options. The shares of Class L Common included in the table include 4,203.8 shares that can be acquired upon the exercise of outstanding options.
 (5) The shares of Class A Common included in the table include 8,034.2 shares, which are subject to vesting and 1,004.3 shares that can be acquired upon the exercise of outstanding options. The shares of Class L Common included in the table include 599.3 shares that can be acquired upon the exercise of outstanding options.
 (6) The shares of Class A Common included in the table include 37,492.8 shares, which are subject to vesting and 4,686.6 shares that can be acquired upon the exercise of outstanding options. The shares of Class L Common included in the table include 3,498.0 shares that can be acquired upon the exercise of outstanding options.
 (7) The shares of Class A Common included in the table include 13,390.3 shares, which are subject to vesting and 1,673.8 shares that can be acquired upon the exercise of outstanding options. The shares of Class L Common included in the table include 879.4 shares that can be acquired upon the exercise of outstanding options.
 (8) The shares of Class A Common included in the table include 4,520.7 shares that can be acquired upon the exercise of outstanding options. The shares of Class L Common included in the table include 558.7 shares that can be acquired upon the exercise of outstanding options.
 (9) Mr. Behrens is a Principal of CCP, the general partner of CMC and, accordingly, may be deemed to beneficially own shares owned by CMC. Mr. Behrens disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of Mr. Behrens is c/o Chase Capital Partners, 380 Madison Avenue, 12th Floor, New York, New York 10017.
(10) Mr. Conard is a Managing Director of Bain Capital, Inc. and a limited partner of Bain Capital Partners V, L.P., the sole general partner of Fund V and Fund V-B. Mr. Conard is a general partner of BCIP and BCIP Trust and, accordingly, may be deemed to beneficially own shares owned by such funds. Mr. Conard disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of Mr. Conard is c/o Bain Capital, Inc., Two Copley Place, Boston, Massachusetts 02116.
(11) The shares of Class A Common and Class L Common included in the table represent shares held by BCIP. Messrs. Zide and Ashe are each Associates of Bain Capital, Inc. and are partners of BCIP and limited partners of BCIP Trust and, accordingly, may be deemed to beneficially own shares owned by such funds. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of each such person is c/o Bain Capital, Inc., Two Copley Place, Boston, Massachusetts 02116.
(12) Excludes shares deemed to be beneficially owned by Messrs. Conard, Zide, Ashe and Behrens.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The following summary of the Recapitalization Agreement, the Stockholders Agreement and the Management Agreement is a description of the material provisions of those agreements and is subject to, and qualified in its entirety by reference to, those agreements, each of which has been previously filed with the Securities and Exchange Commission (the "Commission").

RECAPITALIZATION AGREEMENT

     The Recapitalization Agreement contains customary provisions for such agreements, including representations and warranties with respect to the condition and operations of the business, covenants with respect to the conduct of the business prior to the Recapitalization closing date and various closing conditions, including the obtaining of financing and the continued accuracy of representations and warranties. In addition, Holdings agreed to pay to the equity holders immediately prior to the Recapitalization amounts received as a result of tax benefits realized in connection with the Recapitalization.

     Subject to certain limitations set forth therein, the Recapitalization Agreement contains indemnification provisions binding on the Company after the Recapitalization closing date. Specifically, Holdings has agreed to indemnify each stockholder party to the Recapitalization Agreement against any and all liabilities resulting from (i) any misrepresentation or breach of warranty made by DIA in the Recapitalization Agreement and (ii) any breach or default in performance by Holdings of any covenant or agreement contained in the Recapitalization Agreement, after the Recapitalization.

     Subject to certain limitations set forth therein, the equity holders immediately prior to the Recapitalization have agreed to indemnify the Company and its officers, directors, employees and agents on a pro rata basis against any and all liabilities resulting from (i) any misrepresentation or breach of warranty by such stockholders in the Recapitalization Agreement and (ii) any breach or default in performance by the Company, prior to the Effective Time, of such covenant or agreement (as described in the Recapitalization Agreement).


STOCKHOLDERS AGREEMENT

     In connection with the Recapitalization, the Bain Capital Funds, management, CMC and all of the other stockholders and optionholders of Holdings entered into a stockholders agreement (the "Stockholders Agreement"), that, among other things, provides for tag-along rights, drag-along rights, registration rights, restrictions on the transfer of shares held by parties to the Stockholders Agreement and certain preemptive rights for certain stockholders including the Bain Capital Funds, management and CMC. The Stockholders Agreement also provides that the parties thereto will vote their shares in the same manner as the Bain Capital Funds in connection with certain transactions and that the Bain Capital Funds will be entitled to fix the number of directors of Holdings. Pursuant to Holdings' charter, the Bain Capital Funds will be entitled to designate a sufficient number of directors to maintain a majority of the board of directors of Holdings and each of management and CMC will be entitled to designate one director.


MANAGEMENT AGREEMENT

     Pursuant to a management agreement among Bain Capital Partners V, L.P. ("Bain"), Holdings and Details (the "Management Agreement"), Bain is entitled to a management fee when, and if, it provides advisory services to Holdings or the Company in connection with potential business acquisitions. Beginning on the first anniversary of the Recapitalization, Bain may, upon the request of Holdings or the Company, perform certain management consulting services at

Bain's customary rates plus reimbursement for reasonable out-of-pocket expenditures. In addition, Bain will receive a fee in an amount which will approximate 1% of the gross purchase price of any senior financing transaction for any acquisition, recapitalization or refinancing transaction (including assumed debt). In connection with the Recapitalization, Bain received a transaction fee of approximately $3.1 million. In connection with the NTI acquisition, Bain received a transaction fee of approximately $380,000. The Management Agreement continues in full force and effect, unless and until terminated by mutual consent of the parties, or until terminated as a result of a breach of the Management Agreement. The Management Agreement includes customary indemnification provisions in favor of Bain.


CERTAIN INTERESTS OF THE FORMER CEO

     The Company leases the buildings and certain equipment located at its Anaheim, California facility pursuant to lease arrangements entered into with the Swenson Family Trust, a trust controlled by the Company's founder and former shareholder, James I. Swenson, and his wife. Under the terms of these leases, the Company paid approximately $104,000 per month in 1997 as base rent subject to applicable adjustment based upon changes in the consumer price index. The leases have a remaining term of 8 years with an option to renew for an additional 10 years or to purchase the property at fair market value upon expiration. See "Description of Property."


CERTAIN LOANS AND PAYMENTS TO NAMED EXECUTIVE OFFICERS

     In connection with the exercise of options to purchase shares of Class A Common granted in connection with the Recapitalization at an exercise price of $0.96 per share and the purchase of shares of restricted Class A Common at a price of $5.00 per share, Holdings accepted as payment from each Named Executive Officer purchasing such shares a note bearing interest at 5.57% per annum. Mr. McMaster, Mr. Gisch, Mr. Muse and Mr. Wright received loans of approximately $285,885, $46,856, $224,137 and $77,164, respectively. The principal amounts of such notes were reduced to approximately $273,806, $44,844, $214,742, and $73,810, respectively, in connection with the repurchase by Holdings of certain shares of restricted Class A Common at a price of $5.00 per share in connection with the NTI acquisition. The Company has agreed to permit the Named Executive
         ---------------
Officers to repay their respective loan obligations with proceeds received as deferred purchase price in connection with the Recapitalization.

     In addition, in connection with the exercise of options to purchase shares of Class L Common, the Company has agreed to pay each Named Executive Officer an amount sufficient to satisfy certain of such Named Executive Officer's tax obligations arising out of the exercise of such options and the receipt of such payment from the Company.

RELATED PARTY PAYMENTS

     In connection with the Recapitalization and related transactions and the Offerings, CMC, a shareholder of Holdings, and its affiliates Chase and Chase Securities Inc. were paid fees and expenses aggregating approximately $16 million and CMC and Chase received common stock purchase warrants valued at approximately $3.4 million.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Price Waterhouse LLP Report of Independent Accountants                    F-1

McGladrey & Pullen LLP Independent Auditor's Report                       F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996              F-3

Consolidated Statements of Operations for the Years Ended December 31,    F-4
1997, 1996 and 1995

Consolidated Statements of Stockholders' Equity (Deficit) for the         F-5
Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the Years Ended                 F-6
December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements                                F-7

(a)(2)  Financial Statement Schedules.

        Not applicable.

(a)(3)  Exhibits.

     Certain of the following exhibits have been previously filed with the Commission pursuant to the requirements of the Securities Act. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

EXHIBIT                  DESCRIPTION
-------                  -----------

3.1 Details Capital Corp. Articles of Incorporation, as amended. (Previously filed as Exhibit 3.1 to Registration Statement No. 333-41187, as amended)
3.2 Details Capital Corp. By-laws. (Previously filed as Exhibit 3.2 to Registration Statement No. 333-41187, as amended)
3.3 Details, Inc. Articles of Incorporation, as amended. (Previously filed as Exhibit 3.1 to Registration Statement No. 333-41211, as amended)
3.4 Details, Inc. By-laws. (Previously filed as Exhibit 3.2 to Registration Statement No. 333-41211, as amended)
4.1     Indenture dated as of November 18, 1997. (Previously filed as Exhibit
        4.1 to Registration Statement No. 333-41187, as amended)
4.2 Supplemental Indenture dated as of February 10, 1998. (Previously filed as Exhibit 4.2 to Registration Statement No. 333-41187, as amended)
4.3 Exchange and Registration Rights Agreement dated as of November 18, 1997. (Previously filed as Exhibit 4.3 to Registration Statement No. 333-41187, as amended)
4.4     Indenture dated as of November 18, 1997. (Previously filed as Exhibit
        4.1 to Registration Statement No. 333-41211)
4.5 Exchange and Registration Rights Agreement dated as of November 18, 1997. Previously filed as Exhibit 4.2 to Registration Statement No. 333-41211, as amended)
10.1 First Amendment dated as of December 5, 1997 to Credit Agreement dated as of October 28, 1997.
10.2 Credit Agreement dated as of October 28, 1997, as Amended and Restated as of December 5, 1997.
10.3    Management Agreement dated October 28, 1997. (Previously filed as
        Exhibit 10.6 to Registration Statement No. 333-41187, as amended)
10.4 Amended and Restated Recapitalization Agreement dated as of October 4, 1997. (Previously filed as Exhibit 10.2 to Registration Statement No. 333-41187, as amended)
10.5    Stockholders Agreement dated October 28, 1997. (Previously filed as
        Exhibit 10.3 to Registration Statement No. 333-41187, as amended)
10.6    1997 Details, Inc. Equity Incentive Plan. (Previously filed as Exhibit
        10.7 to Registration Statement No. 333-41187, as amended)
10.7 1996 Employee Stock Option Plan dated December 31, 1996. (Previously filed as Exhibit 10.8 to Registration Statement No. 333-41187, as amended)
10.8 1996 Performance Stock Option Plan dated December 31, 1996. (Previously filed as Exhibit 10.9 to Registration Statement No. 333-41187, as amended)
10.9 Real Property Master Lease Agreement dated January 1, 1996. (Previously filed as Exhibit 10.4 to Registration Statement No. 333-41187, as amended)
10.10 Personal Property Master Lease Agreement dated January 1, 1996. (Previously filed as Exhibit 10.5 to Registration Statement No. 333-41187, as amended)
10.11 McMaster Employment Agreement dated September 1, 1995, as amended October 28, 1997. (Previously filed as Exhibit 10.10 to Registration Statement No. 333-41187, as amended)
10.12 Gisch Employment Agreement dated September 19, 1995 as amended October 28, 1997. (Previously filed as Exhibit 10.11 to Registration Statement No. 333-41187, as amended)
10.13 Muse Employment Agreement dated September 1, 1995, as amended October 28, 1997. (Previously filed as Exhibit 10.12 to Registration Statement No. 333-41187, as amended)

10.14   Wright Employment Agreement dated September 1, 1995, as amended
        October 28, 1997. (Previously filed as Exhibit 10.13 to Registration Statement No. 333-41187, as amended)
10.15 NTI Stock Purchase Agreement dated December 19, 1997. (Previously filed as Exhibit 10.4 to Registration Statement No. 333-41187, as amended)
10.16 Marcelli Employment Agreement dated December 19, 1997. (Previously filed as Exhibit 10.15 to Registration Statement No. 333-41187, as amended)
10.17 NTI Real Property Lease Agreement dated as of June 15, 1994. (Previously filed as Exhibit 10.16 to Registration Statement No. 333-41187, as amended)
10.18 NTI Real Property Lease Agreement dated as of June 15, 1994. (Previously filed as Exhibit 10.17 to Registration Statement No. 333-41187, as amended)
10.19 NTI Real Property Lease Agreement dated as of June 15, 1994. (Previously filed as Exhibit 10.18 to Registration Statement No. 333-41187, as amended)
10.20 Employee Incentive Compensation Plan dated January 2, 1997 between Details, Inc. and Michael P. Moisan.
12.1 Details Capital Corp. and Details, Inc. statement re: computation of ratio of earnings to fixed charges.
16.1 Letter of McGladrey & Pullen LLP re: change of accountant. (Previously filed as Exhibit 16.1 to Registration Statement No. 333-41187, as amended)
21.1    Subsidiaries of the Registrants
25.1 Statement of Eligibility on Form T-1 of State Street Bank and Trust Company as Trustee. (Previously filed as Exhibit 25.1 to Registration Statement No. 333-41187, as amended)
25.2 Statement of Eligibility on Form T-1 of State Street Bank and Trust Company as Trustee. (Previously filed as Exhibit 25.1 to Registration Statement No. 333-41211, as amended)
27.1    Details, Inc. Financial Data Schedule.
27.2    Details Capital Corp. Financial Data Schedule.

(b)     Reports on Form 8-K

        The Company has not filed any reports on Form 8-K during the period covered by this report.

        Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act:

        No annual report covering the Registrants' last fiscal year or any proxy material with respect to a meeting of securityholders has been sent to any of the Registrants' securityholders.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Details Capital Corp. has duly caused this annual report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 13th day of April, 1998.

                                    DETAILS CAPITAL CORP.


                                    By:  /s/ Bruce D. McMaster
                                       ---------------------------
                                       Name:  Bruce D. McMaster
                                       Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                     Title                  Date
         ---------                     -----                  ----
 /s/ Bruce D. McMaster       President (principal        April 13, 1998
-----------------------      executive officer)
     Bruce D. McMaster


 /s/ Joseph P. Gisch         Vice President and Chief    April 13, 1998
-----------------------      Financial Officer
     Joseph P. Gisch          (principal financial and
                             accounting officer)

 /s/ Stephen M. Zide         Vice President and          April 13, 1998
-----------------------       Director
     Stephen M. Zide


 /s/ Edward Conard           Director                    April 13, 1998
-----------------------
     Edward Conard


 /s/ Prescott Ashe           Director                    April 13, 1998
------------------------
     Prescott Ashe

 /s/ Christopher Behrens     Director                    April 13, 1998
------------------------
     Christopher Behrens

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Details, Inc. has duly caused this annual report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 13th day of April, 1998.

                                    DETAILS, INC.


                                    By:    /s/ Bruce D. McMaster
                                       ----------------------------
                                       Name:  Bruce D. McMaster
                                       Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                     Title                  Date
         ---------                     -----                  ----
 /s/ Bruce D. McMaster       President (principal        April 13, 1998
------------------------     executive officer)
     Bruce D. McMaster


 /s/ Joseph P. Gisch         Vice President and Chief    April 13, 1998
------------------------     Financial Officer
     Joseph P. Gisch          (principal financial and
                             accounting officer)

 /s/ Stephen M. Zide         Vice President and          April 13, 1998
------------------------      Director
     Stephen M. Zide

  /s/ Edward Conard          Director                    April 13, 1998
------------------------
      Edward Conard

  /s/ Prescott Ashe          Director                    April 13, 1998
------------------------
      Prescott Ashe

 /s/ Christopher Behrens     Director                    April 13, 1998
------------------------
 Christopher Behrens

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Details Capital Corp. and
Details, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 on page 42 present fairly, in all material respects, the financial position of Details Capital Corp. and its subsidiary, and Details, Inc. and subsidiaries (collectively, the "Company") at December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
Price Waterhouse LLP

Costa Mesa, California
April 3, 1998

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Details, Inc.
Anaheim, California

We have audited the accompanying consolidated balance sheet of Details, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Details, Inc. and Subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP

Anaheim, California
February 14, 1997
                                      F-2

DETAILS CAPITAL CORP. AND DETAILS, INC.(*)
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                                   DECEMBER 31,
                                                                            ---------------------------------------------------
                                                                                      1996                       1997
                                                                            --------------------    ---------------------------
                                                                            PRE-RECAPITALIZATION                       DETAILS
                                                                                   COMPANY          DETAILS, INC.      CAPITAL
ASSETS
Current assets:
  Cash and cash equivalents                                                   $     169               $   5,377       $   5,377
  Trade receivables, net                                                          9,511                  15,643          15,643
  Inventories                                                                     1,238                   4,330           4,330
  Prepaid expenses and other                                                        217                     525             525
  Income tax refunds                                                                648                   8,537           9,363
  Deferred tax assets                                                               690                   6,239           8,240
                                                                              ---------               ---------       ---------
        Total current assets                                                     12,473                  40,651          43,478
                                                                              ---------               ---------       ---------
Property and equipment, net                                                      12,847                  26,132          26,132
Debt issue costs, net                                                             2,058                   9,619          13,083
Goodwill, net                                                                        --                  26,071          26,071
Other                                                                               125                      98              98
                                                                              ---------               ---------       ---------
                                                                              $  27,503               $ 102,571       $ 108,862
                                                                              =========               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term debt and capital
  lease obligations to former stockholder                                     $   9,911               $   2,450       $   2,450
  Accounts payable                                                                3,561                   7,609           7,609
  Accrued salaries and related benefits                                             927                   1,671           1,671
  Accrued interest payable                                                          936                   1,760           1,760
  Accrued expenses                                                                  652                   6,399           6,399
                                                                              ---------                --------        --------
        Total current liabilities                                                15,987                  19,889          19,889

Escrow payable to redeemed stockholders                                              --                   8,600           8,600
Long-term debt                                                                   78,350                 204,173         265,141
Deferred tax liability                                                               --                     530             530
Capital lease obligations to former stockholder                                   5,840                   5,927           5,927
                                                                              ---------                --------        --------
        Total liabilities                                                       100,177                 239,119         300,087
                                                                              ---------                --------        ---------
Commitments and contingencies (Note 9)
Temporary stockholders' equity (Note 7):
  Redeemable common stock                                                        38,906                      --              --
  Redeemable common stock warrants                                                3,200                      --              --
                                                                               --------                 -------         -------
        Total temporary stockholders' equity                                     42,106                      --
                                                                               --------                 -------         -------
Other stockholders' deficit (Note 7):
  Common stock                                                                    5,300                       1               1
  Convertible preferred stock                                                    13,532                      --              --
  Additional paid-in-capital                                                         --                 138,744          88,583
  Accumulated deficit                                                          (133,612)               (275,293)       (279,809)
                                                                              ---------               ---------       ---------
        Total other stockholders' deficit                                      (114,780)               (136,548)       (191,225)
                                                                              ---------               ---------       ---------
                                                                              $  27,503               $ 102,571       $ 108,862
                                                                              =========               =========       =========

(*) Prior to October 28, 1997 (date of Recapitalization), Details Capital Corp.
    and Details, Inc. were identical (see Note 1).

    The accompanying notes are an integral part of these financial statements.

DETAILS CAPITAL CORP. AND DETAILS, INC.(*)
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------
                                                    1995          1996               1997
                                                  --------      --------   ------------------------
                                                   PRE-RECAPITALIZATION                     DETAILS
                                                         COMPANY           DETAILS, INC.    CAPITAL
Net sales                                         $ 59,370      $ 67,515     $ 78,756      $ 78,756
Cost of goods sold, including rent paid to
  former stockholder of $559 in 1995                25,156        30,505       38,675        38,675
                                                  --------      --------     --------      --------
      Gross profit                                  34,214        37,010       40,081        40,081
Operating expenses:
  Compensation to former CEO                           418         1,055        2,149         2,149
  General and administration                         1,790         1,929        2,057         2,057
  Sales and marketing                                5,293         5,989        7,278         7,278
  Stock compensation and related bonuses                --            --       31,271        31,271
                                                  --------      --------     --------      --------
      Operating income (loss)                       26,713        28,037       (2,674)       (2,674)

Interest income (expense):
  Interest income                                       42           102           96            96
  Interest expense, indluding interest paid
    to former stockholder of $774 and $756 in
    1996 and 1997, respectively, and excluding
    interest on Bridge Loans                          (370)       (9,518)     (12,963)      (13,875)
  Interest expense on Bridge Loans,
    including debt issue costs and discount             --            --       (4,985)      (11,417)
                                                  --------      --------     --------      --------
    Income (loss) before income taxes
      and extraordinary loss                        26,385        18,621      (20,526)      (27,870)
Income tax benefit (expense)                          (396)       (6,265)       8,030        10,858
                                                  --------      --------     --------      --------
  Income (loss) before extraordinary loss           25,989        12,356      (12,496)      (17,012)
Extraordinary loss - early extinguishment
  of debt, net of income tax benefit
  of $1,104                                             --            --       (1,588)       (1,588)
                                                  --------      --------     --------      --------
Net income (loss)                                 $ 25,989      $ 12,356     $(14,084)     $(18,600)
                                                  ========      ========     ========      ========
Pro forma income tax expense adjustment           $(10,425)     $ (1,295)
                                                  --------      --------
Pro forma net income                              $ 15,564      $ 11,061
                                                  ========      ========

(*) For the periods prior to October 28, 1997 (date of Recapitalization),
     Details Capital Corp. and Details, Inc. were identical (see Note 1).

   The accompanying notes are an integral part of these financial statements

DETAILS CAPITAL CORP. AND DETAILS, INC.(*)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                              CONVERTIBLE PREFERRED STOCK               COMMON STOCK
                                              ---------------------------               ------------
PRE-RECAPITALIZATION COMPANY                     SHARES          AMOUNT              SHARES       AMOUNT
                                                 ------          ------              ------       ------
Balance, January 1, 1995                                --     $        --           15,300      $       15
   Net income                                           --              --               --              --
   Dividends declared                                   --              --               --              --
                                             -------------    ------------        ----------      ---------
BALANCE, DECEMBER 31, 1995                              --              --           15,300              15
   Retirement of common stock                           --              --           (8,162)             (8)
   Transfer common stock subject
       to put option                                    --              --           (6,959)             (7)
   Issuance of common stock                             --              --            2,509           5,148
   Issuance of preferred stock                       6,671          13,685               --              --
   Transfer of preferred stock to
       common stock                                    (70)           (153)              70             153
   Issuance of redeemable common
       stock warrants                                   --              --               --              --
   Net income                                           --              --               --              --
   Accretion of temporary stockholders'
       equity to estimated fair value                   --              --               --              --
   Dividends declared                                   --              --               --              --
                                             -------------    ------------        ----------      ---------
Balance, December 31, 1996                           6,601          13,532            2,758           5,301
                                             -------------    ------------        ----------      ---------
DETAILS, INC.
BALANCE, JANUARY 1, 1997                             6,601          13,532            2,758           5,301
   Accretion of temporary equity to fair value          --              --               --              --
   Compensation expense on vesting
       of options                                       --              --               --              --
   Equity exchanges, cancelations and
       distributions to stockholders                (6,601)        (13,532)          (2,758)         (5,301)
   Issuance of common stock and contribution
       of capital by Holdings                           --              --              100               1
   Net loss                                             --              --               --              --
                                             -------------    ------------        ----------      ---------
BALANCE, DECEMBER 31,   97                              --     $        --              100      $        1
                                             =============    ============        ==========      =========
DETAILS CAPITAL
Balance, January 1, 1997                             6,601          13,532            2,758           5,301
   Accretion of temporary equity to fair value          --              --               --              --
   Compensation expense on vesting
       of options                                       --              --               --              --
   Equity exchanges, cancelations and
       distributions to stockholders                (6,601)        (13,532)          (2,758)         (5,301)
   Issuance of common stock and contribution
       of capital by Holdings                           --              --            1,000               1
   Net loss                                             --              --               --              --
                                             -------------    ------------        ----------      ---------
Balance, December 31, 1997                              --     $        --            1,000      $        1
                                             =============    ============        ==========      =========


                                                                           RETAINED
                                                     ADDITIONAL             EARNINGS
                                                      PAID-IN            (ACCUMULATED
PRE-RECAPITALIZATION COMPANY                          CAPITAL              DEFICIT)                  TOTAL
                                                      -------              -------                   -----
Balance, January 1, 1995                              $      --               $    2,791           $       2,806
   Net income                                                --                   25,989                  25,989
   Dividends declared                                        --                  (26,295)                (26,295)
                                                     ----------               ----------              ----------
BALANCE, DECEMBER 31, 1995                                   --                    2,485                   2,500
   Retirement of common stock                                --                 (104,992)               (105,000)
   Transfer common stock subject
       to put option                                         --                  (14,967)                (14,974)
   Issuance of common stock                                  --                       --                   5,148
   Issuance of preferred stock                               --                       --                  13,685
   Transfer of preferred stock to
       common stock                                          --                       --                      --
   Issuance of redeemable common
       stock warrants                                        --                       --                      --
   Net income                                                --                   12,356                  12,356
   Accretion of temporary stockholders'
       equity to estimated fair value                        --                  (25,832)                (25,832)
   Dividends declared                                        --                   (2,662)                 (2,662)
                                                     ----------               ----------              ----------
BALANCE, DECEMBER 31, 1996                                   --                 (133,612)               (114,779)
                                                     ----------               ----------              ----------
DETAILS, INC.
BALANCE, JANUARY 1, 1997                                     --                 (133,612)               (114,779)
   Accretion of temporary equity to fair value               --                  (41,244)                (41,244)
   Compensation expense on vesting
       of options                                        21,220                       --                  21,220
   Equity exchanges, cancelations and
       distributions to stockholders                    (21,220)                 (86,353)               (126,406)
   Issuance of common stock and contribution
       of capital by Holdings                           138,744                       --                 138,745
   Net loss                                                                      (14,084)                (14,084)
                                                     ----------               ----------              ----------
Balance, December 31, 1997                            $ 138,744               $ (275,293)             $ (136,548)
                                                     ==========               ==========              ==========
DETAILS CAPITAL
Balance, January 1, 1997                                     --                 (133,612)               (114,779)
   Accretion of temporary equity to fair value               --                  (41,244)                (41,244)
   Compensation expense on vesting
       of options                                        21,220                       --                  21,220
   Equity exchanges, cancelations and
       distributions to stockholders                    (21,220)                 (86,353)               (126,406)
   Issuance of common stock and contribution
       of capital by Holdings                            88,583                       --                  88,584
   Net loss                                                  --                  (18,600)                (18,600)
                                                     ----------               ----------              ----------
Balance, December 31, 1997                            $  88,583                $(279,809)            $  (191,225)
                                                     ==========               ==========              ==========


                                                                        TEMPORARY STOCKHOLDERS' EQUITY
                                                             REDEEMABLE        COMMON STOCK
PRE-RECAPITALIZATION COMPANY                                COMMON STOCK         WARRANTS                 TOTAL
                                                            ------------         --------                 -----
Balance, January 1, 1995                                  $           --      $       --                 $       --
   Net income                                                         --              --                         --
   Dividends declared                                                 --              --                         --
                                                          --------------      ----------                 ----------
BALANCE, DECEMBER 31, 1995                                            --              --                         --
   Retirement of common stock                                         --              --                         --
   Transfer common stock subject
       to put option                                              14,974              --                     14,974
   Issuance of common stock                                           --              --                         --
   Issuance of preferred stock                                        --              --                         --
   Transfer of preferred stock to
       common stock                                                   --              --                         --
   Issuance of redeemable common
       stock warrants                                                 --           1,300                      1,300
   Net income                                                         --              --                         --
   Accretion of temporary stockholders'
       equity to estimated fair value                             23,932           1,900                     25,832
   Dividends declared                                                 --              --                         --
                                                          --------------      ----------                 ----------
Balance, December 31, 1996                                        38,906           3,200                     42,106
                                                          --------------      ----------                 ----------
DETAILS, INC.
BALANCE, JANUARY 1, 1997                                          38,906           3,200                     42,106
   Accretion of temporary equity to fair value                    38,094           3,150                     41,244
   Compensation expense on vesting
       of options                                                     --              --                         --
   Equity exchanges, cancelations and
       distributions to stockholders                             (77,000)         (6,350)                   (83,350)
   Issuance of common stock and contribution
       of capital by Holdings                                         --              --                         --
   Net loss                                                           --              --                         --
                                                          --------------      ----------                 ----------
Balance, December 31, 1997                                            --              --                         --
                                                          ==============      ==========                 ==========
DETAILS CAPITAL
Balance, January 1, 1997                                          38,906           3,200                     42,106
   Accretion of temporary equity to fair value                    38,094           3,150                     41,244
   Compensation expense on vesting
       of options                                                     --              --                         --
   Equity exchanges, cancelations and
       distributions to stockholders                             (77,000)         (6,350)                   (83,350)
   Issuance of common stock and contribution
       of capital by Holdings                                         --              --                         --
   Net loss                                                           --              --                         --
                                                          --------------      ----------                 ----------
Balance, December 31, 1997                                $           --      $       --                 $       --
                                                          ==============      ==========                 ==========

(*) For the periods prior to October 28, 1997 (date of Recapitalization), Details Capital Corp. and Details, Inc. were identical (see Note 1).

   The accompanying notes are an integral part of these financial statements.

DETAILS CAPITAL CORP. AND DETAILS, INC.*
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                               December 31,
                                                                   -----------------------------------------------------------------

                                                                            1995           1996                      1997
                                                                   -----------------  ---------------  -----------------------------
                                                                            PRE-RECAPITALIZATION                          DETAILS
                                                                                  COMPANY                 DETAILS, INC.   CAPITAL
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $  25,989      $  12,356       $ (14,084)      $ (18,600)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
      Depreciation                                                            1,054          2,047           2,568           2,568
      Amortization of debt issuance costs and discount                           --            845           6,629          13,972
      Deferred income taxes                                                      --           (690)         (1,875)         (3,834)
      Stock compensation expense                                                 --             --          21,271          21,271
   Changes in operating assets and liabilities, net of assets and liabilities acquired:
      Trade receivables                                                      (1,997)        (2,589)         (2,249)         (2,249)
      Inventories                                                              (421)          (363)           (397)           (397)
      Income tax refunds                                                         --             --          (7,889)         (8,757)
      Prepaid expenses and other                                                 29           (880)           (905)           (905)
      Accounts payable                                                        1,747            280           1,106           1,106
      Accrued expenses                                                         (260)         1,152           4,924           4,924
                                                                        -------------   -----------      ----------      ----------

           Net cash provided by operating activities                         26,141         12,158           9,099           9,099
                                                                        -------------   -----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                  (2,946)        (3,576)         (6,000)         (6,000)
      Acquisition of NTI, less cash acquired                                     --             --         (38,948)        (38,948)
                                                                        -------------   -----------      ----------      ----------

           Net cash used in investing activities                             (2,946)        (3,576)        (44,948)        (44,948)
                                                                        -------------   -----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of Bridge Loans                                    --             --          85,000         140,000
   Repayment of Bridge Loans                                                     --             --         (85,000)       (140,000)
   Proceeds from issuance of long-term debt                                   1,419         95,000         216,400         276,455
   Payments on long-term debt                                                  (752)        (7,982)        (99,300)        (99,300)
   Payments for common stock and debt issuance costs                             --         (3,920)        (12,995)        (19,469)
   Principal payments on capital lease obligations                               --           (365)           (459)           (459)
    to former stockholder
   Cash dividends paid                                                      (27,076)        (6,618)           (128)           (128)
   Proceeds from issuance of Old Common stock and
     convertible preferred stock                                                 --         20,000              --              --
   Redemption of Old Common stock                                                --       (105,000)       (188,143)       (188,143)
   Capital contribution from Holdings                                            --             --         125,682          72,101
                                                                        ------------    ----------       ---------       ---------

           Net cash provided by (used in) financing activities              (26,409)        (8,885)         41,057          41,057
                                                                        ------------    ----------       ---------       ---------
Net increase (decrease) in cash                                              (3,214)          (303)          5,208           5,208

Cash and cash equivalents, beginning of year                                  3,686            472             169             169
                                                                        ------------    ----------       ---------       ---------

Cash and cash equivalents, end of year                                    $     472      $     169       $   5,377       $   5,377
                                                                        ------------    ----------       ---------       ---------

* For the periods prior to October 28, 1997 (date of recapitalization), Details Capital Corp. and Details, Inc. were identical (see Note 1).

   The accompanying notes are an integral part of these financial statements.

DETAILS CAPITAL CORP.AND DETAILS INC.
Notes To Consolidated Financial Statements
_____________________________________________________________________________

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

   BASIS OF PRESENTATION

   The consolidated financial statements for the year ended December 31, 1997 include the accounts of Details Capital Corp. ("Details Capital") and its wholly-owned subsidiary Details, Inc. and subsidiaries ("Details"), (collectively, the "Company"). The consolidated financial statements of Details include the accounts of its wholly owned subsidiary Colorado Springs Circuits Inc. (d/b/a NTI ("NTI")) for the period commencing on December 22, 1997 (date of acquisition) through December 31, 1997. All intercompany transactions have been eliminated in consolidation. Details Capital is wholly owned by Details Holdings Corp., formerly Details, Inc. ("Holdings"), by virtue of a series of transactions related to the financing of the recapitalization (the "Recapitalization") which are described below. The December 31, 1995 and 1996 consolidated financial statements represent the consolidated financial statements of Holdings (the "Pre-Recapitalization Company").

   In connection with the Recapitalization, Details, Inc. changed its name to Details Holdings Corp., incorporated Details as a wholly owned subsidiary and contributed substantially all of its assets, subject to certain liabilities, to Details. On November 19, 1997, Holdings organized Details Capital as a wholly-owned subsidiary, and on February 10, 1998, contributed substantially all its assets (including all of the shares of common stock of Details), subject to certain liabilities, including the senior discount notes (as described in Note 5, the "Discount Notes"), to Details Capital. Other than the Discount Notes and related financing fees and deferred tax assets, all the assets and liabilities of Details are those of Details Capital. The transactions above were between entities under common control, and accordingly, the historical basis of the assets and liabilities of Holdings, Details Capital and Details were not affected. In addition, the Details Capital consolidated financial statements have been prepared as if the contribution of Holdings' assets and liabilities to Details Capital in exchange for its common stock occurred in connection with the Recapitalization.

   Initial Recapitalization

   On January 31, 1996, the Company was initially recapitalized (the "Initial Recapitalization") through the redemption of 53% of its common stock for $105 million. The Company funded the redemption through the issuance of $95 million in debt and $20 million in equity securities. Chase Manhattan Capital, L.P. and its affiliates ("CMC") was a significant shareholder immediately after the Initial Recapitalization.

   Recapitalization

   On October 28, 1997, the Recapitalization of Holdings took place as follows:
   (i) DI Acquisition Corp. ("DIA") was capitalized with a $62.4 million investment from (a) investment funds associated with Bain Capital, Inc. ($46.3 million), (b) CMC ($11.2 million) and (c) other investors ($4.9 million); (ii) DIA, which had no operations and was formed solely for the purpose of effecting the Recapitalization, merged with and into Holdings with Holdings surviving the merger; (iii) certain stockholders and option holders of Holdings received an aggregate amount of cash equal to approximately $184.3 million (plus future escrow payments of approximately $8.6 million);
   (iv) CMC retained approximately 7.7% of the fully diluted equity of Holdings, and certain other stockholders of Holdings retained approximately 2.8%, of the fully-diluted equity of Holdings (in each case after giving effect to the Recapitalization and related transactions); (v) management retained approximately 17.1% (including certain options to acquire shares of common stock of Holdings) of the fully-diluted equity of Holdings and acquired additional shares and options to acquire additional shares representing 10.4% of the fully-diluted equity of Holdings (in each case after giving effect to the Recapitalization and related transactions); (vi) the Company obtained $140 million of bridge loans (as described in Note 5, the "Bridge Loans"); and (vii) the Company obtained borrowings under Details senior credit facility (as described in Note 5, the "Senior Credit

DETAILS CAPITAL CORP. AND DETAILS, INC.
Notes To Consolidated Financial Statements
_____________________________________________________________________________

   Facility") of $91.4 million. The existing shareholders prior to the Recapitalization retained in excess of 20% of the fully diluted common stock of Holdings after the Recapitalization and, accordingly, push-down accounting was not reflected in the accompanying consolidated financial statements as permitted by Staff Accounting Bulletin No. 54 of the Securities and Exchange Commission. The merger of DIA referred to above was reflected in the accompanying consolidated financial statements as a Recapitalization and, accordingly, the historical bases of the Company's assets and liabilities were not affected.

   NATURE OF BUSINESS

   The Company manufactures and sells printed circuit boards ("PCBs") primarily to the domestic electronics industry. A majority of the Company's sales are for the time critical segment (quick turn) of the PCB industry. Quick turn PCBs are manufactured within 10 days.

2. SIGNIFICANT ACCOUNTING POLICIES

   Cash and cash equivalents - Management defines cash and cash equivalents as highly liquid deposits with a remaining maturity of 90 days or less. The Company maintains cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe that as a result of this concentration it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

   Inventories - Inventories include freight-in, materials, labor and manufacturing overhead costs and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

   Property and equipment - Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using both the straight-line and accelerated methods. For leasehold improvements, amortization is provided over the shorter of the estimated useful lives of the assets or the lease term and included in the caption depreciation expense.

   Goodwill - The Company amortizes the goodwill recorded as a result of the acquisition of NTI (see Note 10) on a straight-line basis over 25 years from the acquisition date. Management believes that the estimated useful life established at the date of such acquisition was reasonable based on the economic factors applicable to the business. Amortization was not significant for the period from December 22, 1997 to December 31, 1997.

   Debt issue costs and debt discounts - As part of the Initial Recapitalization, the Company deferred certain debt issue costs associated with its long-term debt (as described in Note 5, the "Old Debt"). In addition, as part of the Recapitalization and subsequent thereto, the Company deferred certain debt issue costs relating to the establishment of the Senior Credit Facility, the issuance of senior subordinated notes (as described in Note 5, the "Senior Subordinated Notes") and the Discount Notes. These costs are capitalized and amortized over the expected term of the related indebtedness using the effective interest method. Accumulated amortization at December 31 1996 for the Pre-Recapitalization Company, and at December 31, 1997 for Details and Details Capital, were $693,000, $208,000 and $252,000, respectively.

   The Company issued certain Old Debt, Bridge Loans, and the Discount Notes at a discount. Discounts are reflected in the accompanying balance sheets as a reduction of face value and are amortized over the expected term of the related indebtedness using the effective interest method. Amortization of the Discount Notes included as interest expense of Details Capital amounted to

DETAILS CAPITAL CORP. AND DETAILS, INC.
Notes To Consolidated Financial Statements
_____________________________________________________________________________

   $912,000 during the year ended December 31, 1997. See Note 5 for additional discussion of debt issue costs and debt issued at discounts in connection with the Old Debt and Bridge Loans.

   Revenue recognition - The Company recognizes revenue from the sale of its products upon shipment to its customers. The Company provides a normal warranty on its products and accrues an estimated amount for this expense at the time of the sale.

   Concentration of Credit Risk - Financial instruments which potentially expose the Company to concentration of credit risk include trade accounts receivable. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed and reserves are maintained; however, collateral is not required. A significant portion of the Company's sales are made to two customers. One of these customers accounted for approximately 19%, 9% and 10% of the Company's total sales for the years ended December 31, 1995, 1996 and 1997, respectively. A second customer accounted for approximately 8%, 16% and 13% of the Company's total sales for the years ended December 31, 1995, 1996 and 1997. Accounts receivable from these two customers accounted for approximately 15% and 35% of the Company's total accounts receivable at December 31, 1996 and 1997, respectively.

   Environmental Matters - The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. To date, such costs have not been material (see Note 9).

   Income taxes - The Company accounts for income taxes utilizing the asset and liability method. The asset and liability method requires the Company to record in its balance sheet deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in different periods for financial statements versus tax returns. Management provides a valuation allowance for net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered through future operations. Subsequent to the Recapitalization, the Company is included as part of the consolidated tax return filed by Holdings. For financial statement purposes, each of Details and Details Capital has provided for income taxes as if it were filing separately throughout the year.

   Long-lived assets - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Adoption of the standard did not have any impact on the Company's financial condition, results of operations, or cash flows. SFAS No. 121 requires that long-lived assets, including goodwill, be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by measuring the carrying amount of the assets against the estimated undiscounted cash flows associated with them.

   Fair value of financial instruments - The fair value of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities and long-term debt approximate book values at December 31, 1996 and 1997. The carrying value for the Senior Subordinated Notes and the Discount Notes was established based on market conditions at the time the debt was issued, and through December 31, 1997, such market conditions have not changed significantly.

DETAILS CAPITAL CORP. AND DETAILS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    Stock Options - The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for compensation cost related to stock option plans and other forms of stock-based compensation plans. The Company has elected to provide the pro forma disclosures as if the fair value based method had been applied for the current period and prior comparable period. In accordance with SFAS No. 123, the Company applies the intrinsic value based method of accounting defined under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), and accordingly, does not recognize compensation expense for its plans to the extent employee options are issued at exercise prices equal to or greater than the fair market value at the date of grant.

    Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and their reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Reclassifications - Certain prior year amounts have been reclassified to conform with the 1997 presentation.

    Recently Issued Accounting Standards - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. In addition, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related SFAS No. 131 establishes new standards for the reporting of information regarding operating segments, products, services, geographic areas and major customers. The Company will adopt SFAS No. 130 and SFAS No. 131 effective January 1, 1998.

3.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                                DECEMBER 31,
                                                             1996        1997
                                                           --------   --------
    Raw materials                                          $   800     $ 1,440
    Work-in-process                                            438       2,674
    Finished goods                                              --         216
                                                           --------   --------
                                                           $ 1,238     $ 4,330
                                                           ========   ========

DETAILS CAPITAL CORP. AND DETAILS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

                                                              DECEMBER 31,
                                                         1996           1997
                                                       --------       --------
      Buildings and leasehold improvements             $  5,846       $  7,611
      Machinery and equipment                            12,053         24,502
      Office furniture and equipment                      2,137          3,795
      Waste treatment system                                289            357
      Vehicles                                              378            156
                                                       --------       --------
                                                         20,703         36,421
      Less accumulated depreciation                      (7,856)       (10,289)
                                                       --------       --------
                                                       $ 12,847       $ 26,132
                                                       ========       ========

    Buildings and leasehold improvements include buildings under capitalized leases of approximately $4.5 million and $5.1 million with related accumulated depreciation of $450,000 and $964,000 at December 31, 1996 and 1997, respectively. Machinery and equipment includes machinery and equipment under capitalized leases of approximately $2.1 million with related accumulated depreciation of $212,000 and $424,000 at December 31, 1996 and 1997, respectively.

5.  LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                        DECEMBER 31,                 DECEMBER 31,
                                                           1996                          1997
                                                   --------------------      --------------------------
                                                   PRE-RECAPITALIZATION                        DETAILS
                                                          COMPANY            DETAILS, INC.     CAPITAL
Term A, LIBOR plus 3.0%, scheduled maturity
  January 2002; repaid October 28, 1997                 $  53,000              $      --       $    --
Term B, LIBOR plus 3.0%, scheduled maturity                21,000                     --            --
  January 2002; repaid October 28, 1997
12% Subordinated Debt, scheduled maturity February
  2004, face amount $15,000, net of unamortized
  discount of $1,150 at December 31, 1996;
  repaid October 28, 1997                                  13,850                     --            --
Tranche A Facility                                             --                 31,089        31,089
Tranche B Facility                                             --                 50,000        50,000
Acquisition Facility                                           --                 25,000        25,000
10.0% Senior Subordinated Notes                                --                100,000       100,000
12.5% Discount Notes, face amount $110,000,
  net of unamortized discount of $49,033                       --                     --        60,968
  at December 31, 1997
Other                                                          --                     23            23
                                                        ---------              ---------     ---------
                                                           87,850                206,112       267,080
Less current maturities                                    (9,500)                (1,939)       (1,939)
                                                        ---------              ---------     ---------
                                                        $  78,350              $ 204,173     $ 265,141
                                                        =========              =========     =========

DETAILS CAPITAL CORP. AND DETAILS, INC.
Notes To Consolidated Financial Statements
_______________________________________________________________________________

   BRIDGE LOANS

   In connection with the Recapitalization, the Company entered into the Bridge Loans consisting of a $85 million Details' subordinated facility (the "Subordinated Facility") and a $55 million Holdings' facility (the "Holdings Facility"). The Holdings Facility debt holders also received warrants to purchase approximately 70,211 shares and 8,678 shares of Class A Common and Class L Common of Holdings, respectively, for a nominal price. Management determined the fair value of the warrants to be $3.4 million and recorded this value as a discount to the Holdings Facility with a corresponding credit to additional paid-in capital. A portion of the proceeds from the Bridge Loans was used to repay the outstanding Term A and Term B notes and the 12% Subordinated Debt. The loss on the early extinguishment of the Old Debt has been reflected as an extraordinary item, net of income tax benefit in the accompanying 1997 statements of operations.

   Subsequent to the Recapitalization, Details and Details Capital, as successor in interest to Holdings, issued 10% Senior Subordinated Notes and 12.5% senior Discount Notes, respectively (collectively, the "Notes"). The proceeds of the Notes were used in part to retire the Bridge Loans, which resulted in both the accretion of the unamortized discount of $3.4 million for Details Capital, and the write-off of unamortized debt issuance costs of $4.4 million and $7.1 million for Details and Details Capital, respectively, in 1997.

   SENIOR CREDIT FACILITY

   In connection with the Recapitalization, Details entered into an agreement with a syndicate of banks, including Chase Manhattan Bank, N.A. ("Chase Manhattan Bank"). Borrowings under this agreement consist of the Tranche A Facility, Tranche B Facility, the Acquisition Facility and the Revolving Credit Facility, collectively (the "Senior Credit Facility"). Under the terms of this agreement, Details must comply with certain restrictive covenants, which include the requirement that Details maintain minimum amounts of profitability, solvency and liquidity. In addition, Details is restricted from making certain payments, including dividend payments to its stockholders. The Senior Credit Facility is jointly and severally guaranteed by Holdings and Details Capital, and is secured by substantially all of the capital stock of Details and certain of its subsidiaries.

   In connection with obtaining the Senior Credit Facility, the Company incurred $4.6 million in fees which have been capitalized as debt issue costs. As discussed below, the Company may elect a base rate for interest in connection with the Senior Credit Facility; at December 31, 1997, the Company elected the LIBOR rate (the "LIBOR Rate") (5.84% per annum).

   Tranche A Facility

   Under the Tranche A Facility, $41.4 million was advanced on October 28, 1997; $10.3 million was repaid with a portion of the proceeds from the Senior Subordinated Notes in November of 1997. Payments are due quarterly (other than with respect to the last installment, which is due on October 27, 2003), at increasing amounts (ranging from $233,000, to $2,332,000) plus interest through October 27, 2003. Advances under the Tranche A Facility bear interest at the Company's option at either (1) 2.5% per annum plus the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market (using the six-month LIBOR Rate) or (2) 1.5% per annum plus the higher of (a) the applicable prime lending rate of Chase Manhattan Bank 8.5% at December 31, 1997 or (b) the federal reserve reported overnight funds rate (6.5% at December 31, 1997) plus 1/2 of 1% per annum (the "Index Rate").

   Tranche B Facility

   Under the Tranche B Facility, $50.0 million was advanced on October 28, 1997. Payments are due quarterly (other than with respect to the last installment, which is due on October 27, 2003), at increasing amounts (ranging from $100,000, to $11,950,000) plus interest through October 27,

DETAILS CAPITAL CORP. AND DETAILS, INC.
Notes To Consolidated Financial Statements
______________________________________________________________________________

   2003. Advances under the Tranche B Facility bear interest at the Company's option at a rate equal to either (1) 2.75% per annum plus the LIBOR Rate or
   (2) 1.75% per annum plus the Index Rate.

   Acquisition Facility

   Under the Acquisition Facility, $25.0 million was advanced to Details in connection with the NTI acquisition (Note 10) on December 22, 1997. Payments are due quarterly (other than with respect to the last installment, which is due on October 27, 2003), at increasing amounts (ranging from $625,000 to $1,562,000), plus interest through October 27, 2003. Advances under the Acquisition Facility bear interest at the Company's option at a rate equal to either (1) 2.50% per annum plus the LIBOR Rate or (2) 1.50% per annum plus the Index Rate.

   Revolving Credit Facility

   Details also has $30.0 million available under its Revolving Credit Facility which expires on October 27, 2003. Advances under the Revolving Credit Facility bear interest at Details' option at a rate equal to either (1) 2.50% per annum plus the LIBOR Rate or (2) 1.50% per annum plus the Index Rate. Details is required to pay a fee of 1/2 of 1% per annum on the average unused commitment under the Revolving Credit Facility. At December 31, 1997, no borrowings on this Revolving Credit Facility were outstanding.

   SENIOR SUBORDINATED NOTES

   In connection with the refinancing of the Bridge Loans, $100 million face amount of Senior Subordinated Notes of Details were issued. The Senior Subordinated Notes bear interest at 10% per annum, payable semi-annually in arrears on each May 15 and November 15 of each year, through the maturity date on November 15, 2005.

   Except as described below, Details may not redeem the Senior Subordinated Notes prior to November 15, 2001. Prior to November 15, 2000, however, up to 40% of the Senior Subordinated Notes, at a redemption price of 110% of the principal amount thereof, plus accrued and unpaid interest, may be redeemed at Detail's option with the net proceeds of the sale in public offerings of common stock of Holdings (provided that at least 60% of the original principal amount of the Subordinated Notes remains outstanding immediately after such redemption). On or after November 15, 2001, the Senior Subordinated Notes may be redeemed at the option of Details, in whole or in part from time to time, at redemption prices ranging from 105% of principal amount in the year ended November 15, 2001 to 100% of principal amount subsequent to November 15, 2004, plus accrued and unpaid interest.

   The Senior Subordinated Note indenture also contains covenants that restrict the Company from incurring additional indebtedness and from making certain payments, including dividend payments to its stockholders. In connection with issuance of the Senior Subordinated Notes, Details incurred $4.7 million in fees which have been capitalized as debt issuance costs.

   DISCOUNT NOTES

   In connection with the refinancing of the Bridge Loans, $110 million face amount at maturity (net proceeds of $60.1 million) of Discount Notes of Details Capital, as successor in interest to Holdings, were issued. The Discount Notes are unsecured, senior obligations and will be effectively subordinated to all future indebtedness and liabilities of Details Capital's subsidiaries. The Discount Notes begin bearing cash interest of 12.5% at November 15, 2002, payable each May 15 and November 15 in arrears, through the maturity date of November 15, 2007.

DETAILS CAPITAL CORP. AND DETAILS, INC.
Notes To Consolidated Financial Statements
_____________________________________________________________________________

   Except as described below, Details Capital may not redeem the Discount Notes prior to November 15, 2002. Prior to November 15, 2000, however, up to 40% of the Discount Notes, at a redemption price of 112.5% of the accreted principal amount thereof, plus accrued and unpaid interest, may be redeemed at Details Capital's option with the net proceeds of the sale in public offerings of common stock of Holdings (provided that at least 60% of the original principal amount of the Discount Notes remains outstanding immediately after such redemption). On or after November 15, 2002, the Discount Notes may be redeemed at the option of Details Capital, in whole or in part from time to time, at redemption prices ranging from 106.25% of accreted principal amount in the year ended November 15, 2002 to 100% of accreted principal amount subsequent to November 15, 2005, plus accrued and unpaid interest.

   The Discount Note indenture also contains covenants that restrict the Company from incurring additional indebtedness and from making certain payments, including dividend payments to its stockholders. In connection with issuance of the Discount Notes, Details Capital incurred $3.5 million in fees which have been capitalized as debt issuance costs.

   CHANGE OF CONTROL

   Upon a change in control, as defined in the Senior Subordinated Note and the Discount Note indentures, Details or Details Capital may redeem the Senior Subordinated Notes or the Discount Notes, respectively, in whole, but not in part, before November 15, 2002 at 100% of principal in the case of the Senior Subordinated Notes, or 100% of the accreted value in the case of the Discount Notes, plus the applicable premium, as defined in the Senior Subordinated Note and the Discount Note indentures, and accrued and unpaid interest as of the date of redemption. In the event the Company does not elect to redeem the notes prior to such date, each holder of the Subordinated Notes and Discount Notes may require Details or Details Capital, respectively, to repurchase all or a portion of such holder's notes at a cash purchase price equal to 101% of the principal amount or the accreted value, plus accrued and unpaid interest if any, to the date of repurchase. The Senior Credit Facility provides that the occurrence of such a change in control constitutes an event of default, which could require the immediate repayment of Senior Credit Facility.

   EXCHANGE OFFER

   On March 24, 1998, Details Capital and Details consummated exchange offers of registered Discount Notes and registered Senior Subordinated Notes under the Securities Act of 1933, as amended, for the Discount Notes and the Senior Subordinated Notes, respectively.

   RELATED PARTY PAYMENTS

   In connection with the Recapitalization and related transactions subsequent thereto, CMC, a shareholder of Holdings, and its affiliates Chase Manhattan Bank, N.A. ("Chase") and Chase Securities Inc. were paid fees and expenses aggregating approximately $16 million and CMC and Chase received common stock purchase warrants valued at approximately $3.4 million.

DETAILS CAPITAL CORP. AND DETAILS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    FUTURE PAYMENTS
    As of December 31, 1997, the scheduled future annual principal payments of long-term debt are as follows (in thousands):

      YEAR ENDING                                     DETAILS
      DECEMBER 31,                      DETAILS, INC.    CAPITAL
         1998                           $     1,939   $   1,939
         1999                                 4,144       4,144
         2000                                 8,347       8,347
         2001                                12,240      12,240
         2002                                15,666      15,666
         Thereafter                         163,753     273,753

6.  CAPITAL LEASE OBLIGATIONS

    On January 1, 1996, Holdings and its then sole stockholder renegotiated the two existing non-cancelable leases for its facilities and certain equipment. The terms of the new leases require monthly payments totaling approximately $105,000 over the ten-year term of the leases. The leases contain an option for the Company to renew the leases for an additional ten years at the end of the initial term. The leases also contain an option for the Company to purchase the buildings and the machinery at its fair value at the end of the initial term and at the end of the second term. The building lease requires the Company to pay maintenance, insurance and taxes and contains a provision to adjust the lease rate for increases in the Consumer Price Index rate. These leases have been accounted for as capital leases with an implicit interest rate of 12%. Prior to January 1, 1996, the Company leased buildings and equipment under operating leases. Rent expense for 1995 was $622,200 under the previously expired operating leases.

    FUTURE PAYMENTS
    Aggregate annual maturities of capital lease obligations are as follows (in thousands):

                                                           PRESENT
                              TOTAL       LESS AMOUNT    VALUE OF NET
      YEAR ENDING          MINIMUM LEASE   REPRESENTING   MINIMUM LEASE
      DECEMBER 31,            PAYMENTS       INTEREST        PAYMENTS
         1998               $     1,255     $       744     $      511
         1999                     1,255             680            575
         2000                     1,255             607            648
         2001                     1,255             525            730
         2002                     1,255             432            823
         Thereafter               3,766             615          3,151
                            -----------     -----------     ----------
                            $    10,041     $     3,603     $    6,438
                            ===========     ===========     ==========

7.  STOCKHOLDERS' EQUITY

    Common Stock, Preferred Stock and Additional Paid-In Capital of Pre-Recapitalization Company On January 31, 1996, the Company redeemed 8,162 shares of its common stock ("Old Common") from its sole stockholder for $105 million in connection with its Initial Recapitalization. The Company funded this redemption through the issuance of $95 million of Old Debt (Note 5), the issuance of 6,671 shares of convertible preferred stock and 2,509 shares of Old Common. As part of

DETAILS CAPITAL CORP. AND DETAILS, INC.
Notes To Consolidated Financial Statements
_______________________________________________________________________________

   the Old Debt issuance, $15 million of the 12% Subordinated Debt and warrants to acquire 706 shares of Old Common at a nominal price were issued (the warrants were valued at $1.3 million at the time of issuance and recorded as a discount on the 12% Subordinated Debt). The warrants contained a "clawback" provision which required the holders of the warrants to surrender up to 282 shares of common stock underlying the warrants upon the attainment of certain earnings targets by the Company in 1996 and 1997. The Company met the earnings target in 1996 and canceled warrants to purchase 141 shares of Old Common stock. After five years, the warrant holders had the right to have the Company to redeem shares of common stock underlying the warrants at fair value. In addition, the sole stockholder had the right to put back to the Company, for cash, his remaining 6,959 shares of Old Common at fair value upon the earlier of January 2002 or 90 days after the full payment of Old Debt. Due to the existence of the put option, for both the common shares and common stock purchase warrants, the estimated fair value of these shares was accreted to estimated fair value and was classified as temporary stockholders' equity. On January 31, 1996, the estimated fair value of the Old Common was approximately $2,179 per share, at December 31, 1996 was approximately $5,590 per share and at the date of the Recapitalization was approximately $11,308.

   At December 31, 1996 and immediately prior to the Recapitalization, the Company's stockholders' equity consisted of the following: (i) 100,000 authorized shares of no par value Old Common with approximately 9,717 shares outstanding (includes 6,959 redeemable Old Common shares classified as temporary stockholders' equity); (ii) 100,000 authorized shares of no par value convertible preferred stock with approximately 6,601 shares outstanding. The Old Common, preferred stock and common stock purchase warrants were canceled as part of the Recapitalization.

   Stock options

   Prior to the Recapitalization, the Company had two stock option plans, the 1996 Performance Stock Option Plan (the "1996 Stock Option Plan") and the 1996 Employee Stock Option Plan (the "1996 Employee Plan"). Under the 1996 Stock Option Plan and the 1996 Employee Plan, the Board granted options to acquire approximately 1,950 shares of Old Common, at an exercise price of approximately $2,179 per share. All stock options issued under these plans were accounted for as variable awards. Accordingly, the difference between the exercise price and the estimated market price of the stock was recorded as compensation when the number of shares was known. Although there was no established market for the Company's stock, management estimated that the exercise price was at or above the estimated market price for the common stock of the Company for the options earned in 1996, and no compensation expense was recorded. Immediately prior to the Recapitalization, Holdings accelerated the vesting of all outstanding options (totaling approximately 1,950 shares) to purchase shares of its Old Common making all such options immediately exercisable. In connection therewith, the Company recorded $21.2 million of compensation expense in 1997 based on the difference between the estimated fair value of underlying Old Common and the option exercise price and $10 million of compensation expense for bonuses payable to employees to cover the employees' taxes upon the exercise of these options in conjunction with the Recapitalization.

   In 1997, Holdings adopted its 1997 Details, Inc. Equity Incentive Plan and certain awards were granted to certain management of the Company at exercise prices in excess of estimated fair value.

   Had compensation costs for the stock options issued under the 1996 Stock Option Plan, 1996 Employee Plan and the 1997 Employee Stock Option Plan been determined based on the grant date fair values as required by SFAS No. 123, there would have been no significant effect on the Company's reported net income (loss) for the periods presented. Fair value was estimated using the minimum-value method, a risk-free interest rate of 7.1% and 6.5% for 1996 and 1997, respectively,

DETAILS CAPITAL CORP. AND DETAILS, INC.
Notes To Consolidated Financial Statements
_____________________________________________________________________________

   and an expected life of five years. No dividends were assumed to be declared. The weighted average value per option (computed using the minimum value method) of the stock options granted in 1996 and 1997 was nil.

   Recapitalization

   In connection with the Recapitalization, Holdings accelerated the vesting of all outstanding options to purchase shares of its Old Common and made such options immediately exercisable. Certain members of management then exercised approximately 1,374 options granted under the 1996 Stock Option Plan, to purchase an equal number of shares of Old Common. In addition, the convertible preferred stock and the Old Common purchase warrants were converted into 565 shares of Old Common. Holdings then: (i) redeemed and canceled approximately 16,232 shares of Old Common and options to purchase 64 shares of Old Common options granted under the 1996 Employee Plan at a redemption price of approximately $11,308 per share, plus future escrow payments estimated at $508 per share or $8.6 million in the aggregate at December 31, 1997, payable by March 31, 1999. (ii) converted the remaining approximately 1,938 shares of Old Common into approximately 438,326 shares and approximately 54,175 shares of Class A Common and Class L Common, respectively, of Holdings and (iii) converted the remaining approximately 513 unexcerised options to purchase shares of Old Common into options to purchase approximately 116,158 shares and approximately 14,357 shares of Class A Common and Class L Common, respectively, of Holdings. The escrow payment described above represents the distribution by the Company to all shareholders of record as of the Recapitalization date, the income tax benefit received by the Company as a result of the compensation expense recorded for the accelerated vesting of options to purchase shares of Old Common.

   Common stock and additional paid-in capital of Details and Details Capital Subsequent to the above shareholder transactions, Holdings incorporated Details with 100 shares and contributed capital of $138.7 million; consisting primarily of the assets of Holdings, subject to certain liabilities, excluding the Discount Notes and related financing fees. In addition, subsequent to the Recapitalization, Holdings incorporated Details Capital with 1,000 shares and contributed capital of $88.6 million, consisting primarily of all of the shares of capital stock of Details subject to certain liabilities, including the Discount Notes and related financing fees of Holdings. Included in contributed capital above are shares of Holdings common stock issued to certain employees in connection with the NTI acquisition, valued at approximately $52,000. At December 31, 1997, Details and Details Capital had 100 and 1,000 shares, respectively, of $0.01 par value common stock, authorized, issued and outstanding.

8. INCOME TAX MATTERS AND CHANGE IN TAX STATUS

   For the year ended December 31, 1995 and prior years, the Company, with the consent of its stockholder, elected to be taxed under sections of Federal and state income tax law, which provide that, in lieu of corporation income taxes, the stockholder separately accounts for his pro rata share of the Company's income, deductions, losses and credits. An additional state income tax was imposed at a 1.5% rate. The Company's stockholder terminated this election effective on February 1, 1996. The Company has presented pro forma net income as if the Company had been a taxable entity.

   As a result of this termination, the Company recorded a net deferred tax asset of $297,000 on February 1, 1996 by a credit against income tax expense, for temporary differences between the financial reporting and the income tax basis of assets and liabilities.

DETAILS CAPITAL CORP. AND DETAILS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    Income taxes for the year ended December 31, 1995 were not significant. The provision (benefit) for income taxes in 1996 and 1997 consists of the following (in thousands):

                                     DECEMBER 31,       DECEMBER 31,
                                         1996              1997
                                     ------------     ----------------------
                                   PRE-RECAPITALIZATION              DETAILS
                                       COMPANY    DETAILS, INC.      CAPITAL
Current:
  Federal                        $  6,955           $ (4,397)        $ (5,224)
  State                                --                 --               --
  Foreign                              --                150              150
                                 --------           ---------        ---------
                                    6,955             (4,247)          (5,074)
                                 --------           ---------        ---------
Deferred:
  Federal                            (690)            (2,226)          (3,657)
  State                                --             (1,557)          (2,127)
  Foreign                              --                 --               --
                                 --------           ---------        ---------
                                     (690)            (3,783)          (5,784)
                                 --------           ---------        ---------
                                 $  6,265           $ (8,030)        $(10,858)
                                 ========           =========        =========

    In connection with the acquisition of NTI, the Company acquired certain net deferred tax assets of approximately $1.2 million.


    Deferred income tax assets and liabilities consist of the following (in thousands):

                                          DECEMBER 31,       DECEMBER 31,
                                              1996              1997
                                          ------------     ---------------------
                                        PRE-RECAPITALIZATION            DETAILS
                                            COMPANY    DETAILS, INC.    CAPITAL
Deferred tax assets:
  Net operating loss carryforwards           $    --      $ 2,416       $ 4,060
  Trade receivables                              120          159           159
  Deferred compensation                           --        3,007         3,007
  AMT credits                                     --          327           327
  Accrued liabilities                             --          268           268
  Amortization                                    --           --           357
  Other                                           91           62            62
  California Franchise tax                       479           --            --
                                             -------      -------       -------
                                                 690        6,239         8,240
Deferred tax liabilities -
  Property, plant and equipment                   --         (530)         (530)
                                             -------      -------       -------
    Net deferred tax assets                  $   690      $ 5,709       $ 7,710
                                             =======      =======       =======

DETAILS CAPITAL CORP. AND DETAILS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. Federal income tax rate to income (loss) before income taxes due to the following (in thousands):

                                                             DECEMBER 31,              DECEMBER 31,
                                                          1995         1996               1997
                                                         ---------  ---------   --------------------------
                                                          PRE-RECAPITALIZATION                    DETAILS
                                                              COMPANY            DETAILS, INC.    CAPITAL
     Computed  "expected"  tax expense (benefit)         $  9,235    $  6,517    $ (6,979)      $ (9,476)
     Increase (decrease) in income taxes
      resulting from:
        State taxes, net of credits                           396         981      (1,135)        (1,591)
        Effect of change in tax status                         --        (297)         --             --
        Income not subject to Federal corporate tax        (9,235)       (996)         --             --
        Other                                                  --          60          84            209
                                                         ---------  ---------   -----------    -----------
                                                         $    396    $  6,265    $ (8,030)      $(10,858)
                                                         =========  ========-   ===========    ===========

     The Company has Federal and California and Colorado net operating loss ("NOL") carryforwards of approximately $8.4 million, $11.4 million and $4.3 million, respectively, at December 31, 1997. The Federal NOL carryforwards expire in 2012, the California NOL carryforwards expire in 2002, and the Colorado NOL carryforwards expire 2012.

9.   Commitments and Contingencies

     Environmental matters - The Company's operations are regulated under a number of federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Compliance with these environmental laws are major considerations for all PCB manufacturers because metals and other hazardous materials are used in the manufacturing process. In addition, because the Company is a generator of hazardous wastes, the Company, along with any other person who arranges for the disposal of such wastes, may be subject to potential financial exposure for costs associated with an investigation and remediation of sites at which it has arranged for the disposal of hazardous wastes, if such sites become contaminated. This is true even if the Company fully complies with applicable environmental laws. In addition, it is possible that in the future new or more stringent requirements could be imposed. Management believes it has complied with all applicable environmental laws and regulations. There have been no claims asserted nor is management aware of any unasserted claims for environmental matters.

     Employment Agreements - Pursuant to certain employment agreements dated September 1, 1995, as amended, effective until October 28, 2000, certain senior management are entitled to receive future annual base salaries in the aggregate amounts of $1.2 million in 1998 and $1.3 million in 1999. The base salaries on or after January 1, 2000 will be established by Details at a level that equals or exceeds base salaries for 1999. These employees are eligible for an annual bonus based upon the achievement of EBITDA targets, and received an award, of an aggregate of 10,367 shares of Class A Common of Holdings on the Recapitalization closing date. In connection with this stock bonus, the Company recorded compensation expense of approximately $52,000, based upon a fair market value per share of Class A Common of Holdings of $5 per share. In addition, these employees will be entitled to receive an additional bonus in the aggregate amounts of $2.4 million in consideration of prior services which will be payable on the third anniversary of the Recapitalization whether or not such employee is still employed by the Company. Management has accrued these bonuses to operations in 1997 at their present value.

DETAILS CAPITAL CORP. AND DETAILS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
     Management Agreement - Pursuant to a management agreement among Bain Capital Partners V.L.P. ("Bain"), Holdings and Details (the "Management Agreement"), Bain is entitled to a management fee when, and if, it provides advisory services to Holdings or the Company in connection with potential business acquisitions. Beginning on the first anniversary of the Recapitalization, Bain may, upon the request of Holdings or the Company, perform certain management consulting services at Bain's customary rates plus reimbursement for reasonable out-of-pocket expenditures. In addition, Bain will receive a fee in an amount which will approximate 1% of the gross purchase price of any senior financing transaction in connection with an acquisition, recapitalization or refinancing transaction (including assumed debt). In connection with the Recapitalization, Bain was paid a transaction fee of approximately $3.1 million in costs and expenses. In connection with the NTI acquisition, Bain received a transaction fee of approximately $380,000. The Management Agreement continues in full force and effect, unless and until terminated by mutual consent of the parties, or until terminated as a result of a breach of the Management Agreement. The Management Agreement includes customary indemnification provisions in favor of Bain.

     Operating Leases - The Company has entered into various operating leases principally for office space and equipment that expire at various dates through 2006. Future annual minimum lease payments under all non-cancelable operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1997 (in thousands):

      YEAR ENDING
      DECEMBER 31,
         1998                                                 $    1,056
         1999                                                      1,056
         2000                                                      1,056
         2001                                                        981
         2002                                                        831
         Thereafter                                                1,315

     Litigation - The Company is a party to various legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     Retirement Plans - The Company has adopted a 401(k) plan which is effective January 1997. All employees of the Company over the age of 21 and having at least one year of service, are eligible to participate in the plan. The eligible employees may contribute 1% to 15% of their annual compensation and for the 1997 plan year, no matching contribution required to be made by the Company. At the discretion of the board of directors, they may elect to make a contribution which vests at various rates depending on the years of service until after six years when an employee would be 100% vested. Subsequent to December 31, 1997, the Company amended the plan to match employee contributions at $0.25 per $1.00 contributed, subject to a maximum of $750 per employee participant. No significant contributions were made in 1997.

10.  NTI Acquisition

     On December 22, 1997, Details acquired all of the outstanding shares of common stock of NTI for approximately $38.9 million, including fees and expenses of approximately $500,000. The purchase price includes the assumption of approximately $7.4 million of NTI's debt and does not include the effect of a final purchase price adjustment. The acquisition was funded in part through the issuance of additional equity interests in Holdings in the aggregate amount of $10.2 million to

DETAILS CAPITAL CORP. AND DETAILS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     certain existing investors in Holdings as well as three new investors, including an existing investor in NTI. The remainder of the purchase price was funded with cash from Holdings and the $25 million Acquisition Facility borrowing under the Senior Credit Facility.

     The NTI acquisition has been accounted for under the purchase method of accounting. As a result, the total acquisition cost has been allocated to the estimated fair value of tangible and intangible assets acquired and liabilities assumed. Based upon management's estimate of the fair value of the assets acquired and liabilities assumed, Details has recorded $26.1 million in goodwill, which will be amortized over a period of 25 years. Management is currently assessing adjustments to assets at fair value and liabilities assumed, and upon completion, the final purchase price allocation will be made.

     The accompanying consolidated statements of operations include the accounts of NTI from December 22, 1997 to December 31, 1997. The following unaudited pro forma statement of operations data for the years ended December 31, 1996 and 1997 is presented assuming the NTI acquisition was consummated at the beginning of the respective periods (in thousands):

                                                                        DECEMBER 31,
                                                      ---------------------------------------------------
                                                              1996          1997             1997
                                                      ---------------- --------------- ------------------
                                                    PRE-RECAPITALIZATION                   DETAILS
                                                           COMPANY        DETAILS, INC.    CAPITAL
     Net sales                                         $       95,121   $    109,549    $    109,549
                                                      ---------------- --------------- ------------------
     Net income (loss) before extraordinary item       $        8,751   $    (10,060)   $    (15,116)
                                                      ================ =============== ==================

     The unaudited pro forma results are not necessarily indicative of the actual results which have been realized had the acquisition actually occurred at the beginning of the respective periods.

11.  Supplemental Disclosure of Cash Flow Information

                                                            DECEMBER 31,              DECEMBER 31,
                                                       --------------------------------------------------
                                                         1995         1996         1997         1997
                                                       ---------  -----------  -----------  -------------
                                                         PRE-RECAPITALIZATION                    DETAILS
     CASH PAYMENTS FOR:                                       COMPANY           DETAILS, INC.    CAPITAL
      Income taxes                                      $   633      $ 7,639      $    --      $    --
                                                       ---------  -----------  -----------  -------------
      Interest                                          $   402      $ 7,774      $11,552      $11,552
                                                       =========  ===========  ===========  =============

     SUPPLEMENTAL SCHEDULE OF INVESTING AND
      FINANCING ACTIVITIES:
        Capital lease obligations incurred for
           acquisition of property and equipment       $     --      $ 6,615      $   646      $   646
                                                       ---------  -----------  -----------  -------------
        Value of warrants issued in consideration
          of debt financing                            $    --       $ 1,300      $    --      $ 3,420
                                                       ---------  -----------  -----------  -------------

     Recapitalization - As part of the Recapitalization (Notes 1 and 5): (i) the existing shareholders of the Pre-Recapitalization Company exchanged their shares of Old Common (recorded value of $8.0 million) for Class A and L common stock of Holdings (aggregate fair value of $21.9 million), and (ii) certain executives of the Pre-Recapitalization Company exchanged their options to purchase shares of Old Common (recorded value of $5.0 million) for replacement options to purchase Class A and L common stock of Holdings (aggregate fair value of $5.0 million).