Form 10-Q
period 1998-03-31
DETAILS CAPITAL CORP; DETAILS INC
filed 1998-05-15
CIK 1050119, 1050117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________ TO_________

                        COMMISSION FILE NUMBER 333-41187
                                               333-41211

                             DETAILS CAPITAL CORP.
                                 DETAILS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        CALIFORNIA                                       33-0780382
(STATE OR OTHER JURISDICTION                             33-0779123
OF INCORPORATION OR ORGANIZATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

                        1231 SIMON CIRCLE
                       ANAHEIM, CALIFORNIA               92806
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

                                (714) 630-4077
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_].

On May 8, 1998, all of the voting stock of Details, Inc. was held by Details Capital Corp. and all of the voting stock of Details Capital Corp. was held by Details Holdings Corp.

As of May 8, 1998, Details, Inc. had 100 shares of common stock, par value $.01 per share, outstanding and Details Capital Corp. had 1,000 shares of common stock, par value $.01 per share, outstanding.

                             Details Capital Corp.
                                 Details, Inc.

                                   Form 10-Q

                               Table of Contents

PART I   Financial Information                                          Page No.
                                                                        --------
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of March 31, 1998
         and December 31, 1997                                                 3

         Condensed Consolidated Statements of Income for the three months
         ended March 31, 1998 and 1997                                         4

         Condensed Consolidated Statements of Cash Flows for the three months
         ended March 31, 1998 and 1997                                         5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9


PART II  Other Information

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities                                                15

Item 3.  Defaults upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    16

                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                          Details Capital Corp. and Details, Inc.
                                           Condensed Consolidated Balance Sheets
                                                      (In Thousands)

                                                         March 31,       December 31,      March 31,     December 31,
                                                        -------------------------------------------------------------
                                                           1998             1997              1998            1997
                                                        ----------        ---------        ----------       ---------
                                                        (Unaudited)                       (Unaudited)
                                                                Details, Inc.                    Details Capital
                                                        --------------------------         --------------------------
Assets
Current assets:
  Cash and cash equivalents                              $   5,842       $   5,377          $   5,842       $   5,377
  Trade receivables, net                                    17,406          15,643             17,406          15,643
  Inventories                                                6,731           4,330              6,731           4,330
  Prepaid expenses and other                                   873             525              1,013             525
  Income tax refunds                                         5,927           8,537              6,753           9,363
  Deferred tax assets                                        4,833           6,239              7,605           8,240
                                                         ---------       ---------          ---------       ---------
             Total current assets                        $  41,612       $  40,651          $  45,350       $  43,478
                                                         ---------       ---------          ---------       ---------
Property and equipment, net                                 29,898          26,132             29,898          26,132
Debt issue costs, net                                        9,472           9,619             12,800          13,083
Goodwill, net                                               24,930          26,071             24,930          26,071
Other                                                          159              98                158              98
                                                         ---------       ---------          ---------       ---------
                                                         $ 106,071       $ 102,571          $ 113,136       $ 108,862
                                                         =========       =========          =========       =========
Liabilities and Stockholders' Deficit
Current liabilities:
  Current maturities of long-term debt                   $   3,928       $   2,450          $   3,928       $   2,450
  Accounts payable                                           6,788           7,609              6,788           7,609
  Accrued expenses                                          11,717           9,830             11,731           9,830
  Escrow payable to redeemed stockholders                    7,624           8,600              7,624           8,600
                                                         ---------       ---------          ---------       ---------
             Total current liabilities                   $  30,057       $  28,489          $  30,071       $  28,489
                                                         ---------       ---------          ---------       ---------
  Long-term debt                                           210,357         210,100            273,192         271,068
  Deferred tax liability                                       445             530                445             530
                                                         ---------       ---------          ---------       ---------
             Total liabilities                           $ 240,859       $ 239,119          $ 303,708       $ 300,087
                                                         ---------       ---------          ---------       ---------
Stockholders' Deficit:
Common stock and additional paid-in-capital              $ 138,745       $ 138,745          $  88,584       $  88,584
Accumulated deficit                                       (273,533)       (275,293)          (279,156)       (279,809)
                                                         ---------       ---------          ---------       ---------
             Total stockholders' deficit                 $(134,788)      $(136,548)         $(190,572)      $(191,225)
                                                         ---------       ---------          ---------       ---------
                                                         $ 106,071       $ 102,571          $ 113,136       $ 108,862
                                                         =========       =========          =========       =========


                                              Details Capital Corp. and Details, Inc.
                                            Condensed Consolidated Statements of Income
                                                          (In Thousands)
                                                            (Unaudited)


                                                                           Three Months Ended March 31,
                                                       --------------------------------------------------------------------
                                                             1998                  1998                     1997
                                                           -------               -------                 --------
                                                                                                     Pre-Recapitalization
                                                         Details, Inc.        Details Capital              Company
                                                       ------------------    ------------------     -----------------------
Net sales                                                   $28,206               $28,206                 $ 16,252
Cost of goods sold                                           16,374                16,374                    8,102
                                                            -------               -------                 --------
    Gross profit                                            $11,832               $11,832                 $  8,150

Operating Expenses:
   Compensation to former CEO                               $     -               $    -                  $    241
   General and administration                                   790                   793                      495
   Sales and marketing                                        2,227                 2,227                    1,635
   Stock compensation and related bonuses                         -                     -                    1,761
   Amortization of goodwill                                     261                   261                        -
                                                            -------               -------                 --------
Operating Income                                            $ 8,554               $ 8,551                 $  4,018

Interest expense, net
    including interest paid to former stockholder
    of  $199 and $203 in 1997 and 1998, respectively        $(5,387)              $(7,263)                $ (2,514)
                                                            -------               -------                 --------
Income before income taxes                                  $ 3,167               $ 1,288                 $  1,504
Income tax expense                                            1,406                   635                      675
                                                            -------               -------                 --------
Net income                                                  $ 1,761               $   653                 $    829
                                                            =======               =======                 ========
Pro forma income tax expense adjustment                           -                     -                 $   (332)
                                                            -------               -------                 --------
Pro forma net income                                        $ 1,761               $   653                 $    497
                                                            -------               -------                 --------

                           Details Capital Corp. and Details, Inc.
                       Condensed Consolidated Statements of Cash Flows
                                       (In Thousands)
                                         (Unaudited)

                                                          Three Months Ended March 31,
                                                   -----------------------------------------
                                                     1998      1998             1997
                                                   Details,   Details   Pre-Recapitalization
                                                     Inc.     Capital         Company
                                                   --------   -------   --------------------
Cash flows from operating activities:
  Total cash provided by operating activities      $ 4,764    $ 4,764          $ 4,362
                                                   -------    -------          -------

Cash flows from investing activities:
    Purchase of property & equipment                (2,125)    (2,125)          (1,645)
    Deposits for leasehold improvements and
      construction in progress                      (1,067)    (1,067)               -
                                                   -------    -------          -------
  Net cash used in investing activities            $(3,192)   $(3,192)         $(1,645)
                                                   -------    -------          -------

Cash flows from financing activities:
  Principal payments on long-term debt                   -          -           (2,330)
  Principal payments on capital lease obligations     (131)      (131)            (114)
  Reduction of escrow payable                         (976)      (976)               -
                                                   -------    -------          -------
  Net cash used in financing activities            $(1,107)   $(1,107)         $(2,444)
                                                   -------    -------          -------

Net increase in cash                                   465        465              273

Cash, beginning of year                              5,377      5,377              169
                                                   -------    -------          -------
Cash, end of period                                $ 5,842    $ 5,842          $   442
                                                   =======    =======          =======

Supplemental disclosure of cash flow information:
Noncash investing activities:
     During the three months ended March 31, 1997, the Company entered into capital lease obligations for the acquisition of property and equipment in the amount of $646.

Noncash financing activities:
     During the three months ended March 31, 1997, the Company recorded $974 of expense relating to the issuance of stock options issued by Holdings below market value included in stock compensation and related bonuses expense aggregating to $1,761.

                    Details Capital Corp. and Details Inc.
             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

  BASIS OF PRESENTATION

  The unaudited condensed consolidated financial statements for the three months ended March 31, 1998 include the accounts of Details Capital Corp. ("Details Capital") and its wholly-owned subsidiary Details, Inc. and subsidiaries ("Details"), (collectively, the "Company"). Details Capital is wholly owned by Details Holdings Corp., formerly Details, Inc. ("Holdings"), by virtue of a series of transactions related to the financing of the recapitalization (the "Recapitalization") of the Company in October 1997. The financial information for the three months ended March 31, 1997 represents the financial information of Holdings (the "Pre-Recapitalization Company").

  In connection with the Recapitalization, Details, Inc. changed its name to Details Holdings Corp., incorporated Details as a wholly owned subsidiary and contributed substantially all of its assets, subject to certain liabilities, to Details. On November 19, 1997, Holdings organized Details Capital as a wholly-owned subsidiary, and on February 10, 1998, contributed substantially all its assets (including all of the shares of common stock of Details), subject to certain liabilities, including its senior discount notes ("The Discount Notes"), to Details Capital. Other than the Discount Notes and related financing fees and deferred tax assets, all the assets and liabilities of Details are those of Details Capital. The transactions above were between entities under common control, and accordingly, the historical basis of the assets and liabilities of Holdings, Details Capital and Details were not affected. In addition, the Details Capital condensed consolidated financial statements have been prepared as if the contribution of Holdings' assets and liabilities to Details Capital in exchange for its common stock occurred in connection with the Recapitalization.

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

  These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading.

  This report on Form 10-Q for the quarter ended March 31, 1998, should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


  NATURE OF BUSINESS

  The Company manufactures and sells printed circuit boards ("PCBs") primarily to the domestic electronics industry. A significant portion of the Company's sales are for the time critical segment (quick turn) of the PCB industry. Quick turn PCBs are manufactured within 10 days.

                    Details Capital Corp. and Details Inc.
             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

---------------------------------------------------------------------------------
                                                    March 31,      December 31,
---------------------------------------------------------------------------------
                                                      1998             1997
---------------------------------------------------------------------------------
Raw materials                                        $1,861           $1,440
---------------------------------------------------------------------------------
Work-in-process                                       4,331            2,674
---------------------------------------------------------------------------------
Finished goods                                          539              216
---------------------------------------------------------------------------------
                                                     $6,731           $4,330
---------------------------------------------------------------------------------

NOTE 3.  LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

                                     DETAILS,  INC.                       DETAILS CAPITAL
-------------------------------------------------------------------------------------------------------
                           March 31, 1998    December 31, 1997     March 31, 1998    December 31, 1997
-------------------------------------------------------------------------------------------------------
Tranche A Facility *         $ 31,089         $ 31,089              $  31,089           $  31,089
-------------------------------------------------------------------------------------------------------
Tranche B Facility *           50,000           50,000                 50,000              50,000
-------------------------------------------------------------------------------------------------------
Acquisition Facility *         25,000           25,000                 25,000              25,000
-------------------------------------------------------------------------------------------------------
10.0% Senior Sub. Notes       100,000          100,000                100,000             100,000
-------------------------------------------------------------------------------------------------------
12.5% Discount Notes                                                   62,835              60,968
-------------------------------------------------------------------------------------------------------
Capital lease obligations       6,316            6,438                  6,316               6,438
 to  former stockholder
-------------------------------------------------------------------------------------------------------
Other                           1,880               23                  1,880                  23
-------------------------------------------------------------------------------------------------------
  Sub-total                   214,285          212,550                277,120             273,518
-------------------------------------------------------------------------------------------------------
  Less current maturities      (3,928)          (2,450)                (3,928)             (2,450)
-------------------------------------------------------------------------------------------------------
  Total                      $210,357         $210,100              $ 273,192           $ 271,068
-------------------------------------------------------------------------------------------------------

* Interest rates are LIBOR based and range from 8.19% to 8.41% as of March 31, 1998.

                    Details Capital Corp. and Details Inc.
             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------


NOTE 4.  ACQUISITION OF NTI

  On December 22, 1997, Details acquired all of the outstanding shares of common stock of Colorado Springs Circuits, Inc., d/b/a NTI ("NTI"). The NTI acquisition has been accounted for under the purchase method of accounting.
  As a result, the total acquisition cost have been allocated to the estimated fair value of tangible and intangible assets acquired and liabilities assumed. Based upon management's estimate of the fair value of the assets acquired and liabilities assumed, Details recorded $26.1 million in goodwill. In March 1998, an adjustment of ($899,000) was recorded by the Company to reflect adjustments to assets acquired at fair value and a corresponding reduction to goodwill.

  The accompanying consolidated statements of operations include the accounts of NTI for the three months ended March 31, 1998. The unaudited pro forma statement of operations for the three months ended March 31, 1997 which assumes that the NTI acquisition was consummated on January 1, 1997, reflects net sales and net income of $23.8 million and $770,000 respectively.

  These unaudited pro forma results are not necessarily indicative of the actual results which would have been realized had the acquisition actually occurred at the beginning of the period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

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

This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

Three-Months Ended March 31, 1998 compared to the Three Months ended March 31, 1997

Net sales for the three months ended March 31, 1998 increased $11.9 million or 73.0% to $28.2 million from $16.3 million for the three months ended March 31, 1997. The increase resulted from two factors: (i) the acquisition of NTI, which added $7.8 million to net sales; and (ii) a 24.4% increase in the average panel
(unit) selling price realized at the Company's Anaheim facility to $1,057 from $850. The increase in the average panel price realized by the Anaheim facility was driven by a demand for high layer count and more technologically advanced printed circuit boards.

Gross profit for the three months ended March 31, 1998 increased $3.7 million or 45.7% to $11.8 million from $8.1 million for the three months ended March 31, 1997. The increase resulted from the increase in net sales at the Anaheim facility and from the acquisition of NTI, which added $1.6 million to gross profit. The decline in gross profit as a percent of net sales to 41.9% from 50.1% resulted from the acquisition of NTI, which has historically operated at a lower gross profit margin, which is reflective of the market niche it serves.

Selling, general and administrative expenses for the three months ended March 31, 1998 increased $887,000 or 42.9% to $3.0 million from $2.1 million for the three months ended March 31, 1997. The increase resulted primarily from the acquisition of NTI, which added $640,000 to selling, general and administrative expenses, and from additional sales commissions paid on the increased sales
base.   For the three months ended March 31, 1998 selling, general and administrative expenses as a percentage of net sales decreased to 10.7% from 13.1% for the three months ended March 31, 1997. The decrease resulted from the spreading of fixed costs over a larger revenue base.

For the three months ended March 31, 1998, no stock compensation or related bonus expense was recognized as compared to $1.8 million for the three months ended March 31, 1997. The stock compensation and related bonuses recognized for the three months ended March 31, 1997 was attributable to a 1996 variable stock option plan which was fully vested in 1997 and therefore has no impact on earnings for fiscal years beginning after December 31, 1997.

Goodwill amortization for the three months ended March 31, 1998 of $261,000 resulted from the acquisition of NTI on December 22, 1997.

Interest expense for the three months ended March 31, 1998 increased $4.8 million to $7.3 million for Details Capital and $2.9 million to $5.4 million for Details compared to $2.5 million for the three months ended March 31, 1997. The increase in net interest expense is attributable to the increased level of borrowings in connection with the Recapitalization and the acquisition of NTI. Interest expense for Details Capital included amortization of approximately $1.9 million related to the Discount Notes, not included in Details.

Income taxes for the three months ended March 31, 1998 decreased $40,000 to $635,000 for Details Capital and increased $725,000 to $1.4 million for Details
compared to $675,000 for the three months ended March 31, 1997.   The Company
anticipates a consolidated effective income tax rate of approximately 41% for the year ending December 31, 1998 and accordingly, the Company recorded income taxes during the three months ended March 31, 1998 based on such expected effective income tax rate of 41%.

Net income for the three months ended March 31, 1998 decreased $176,000 to $653,000 for Details Capital and increased $1.0 million to $1.8 million for Details compared to $829,000 for the three months ended March 31, 1997 largely due to factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, Details Capital and Details had cash of $5.8 million compared to $5.4 million as of December 31, 1997. The principal source of liquidity in the first three months of 1998 was cash provided by operations.

Net cash provided by operating activities for the three months ended March 31, 1998 was $4.8 million, compared to $4.4 million for the three months ended March 31, 1997.

Capital expenditures and deposits on capital assets for the three months ended March 31, 1998 were $3.2 million, compared to $1.6 million for the three months ended March 31, 1997.

As of March 31, 1998, Details Capital had borrowings of $277.1 million and Details had borrowings of $214.3 million, and the Company had up to $30 million available for borrowing under its revolving credit facility. The Company's estimated minimum principal payment obligations under its Senior Credit Facility are $1.9 million for fiscal 1998.

Based upon the current level of operations, management believes that cash generated from operations, available cash and amounts available under its Senior Credit Facility will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. Accordingly, there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available to enable the Company to service its indebtedness. The Company is highly leveraged, and its future operating performance and ability to service or refinance its indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

CHANGES IN ACCOUNTING PRINCIPLES

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending December 31, 1998. Reclassification of prior year financial statements for comparative purposes is required. The Company has no elements which give rise to comprehensive income. This pronouncements currently has no significant impact on the reporting practices of the Company since its adoption, and until such time the Company diversifies its operations management believes such pronouncement will not be applicable.

FASB has also issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 modifies the disclosure requirements for reportable segments and is effective for the Company's year ending December 31, 1998. At March 31, 1998, the Company has no elements which give rise to reporting comprehensive income.

FACTORS THAT MAY AFFECT FUTURE RESULTS
SUBSTANTIAL LEVERAGE

The Company's high degree of leverage could have significant consequences, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes;
(ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, research and development or acquisitions may be limited; (iii) the Company's leveraged position and the covenants that are contained in the terms of its Indebtedness could limit the Company's ability to compete, as well as its ability to expand, including through acquisitions, and to make capital improvements; and (iv) the Company may be more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage.

The Company's ability to pay principal and interest on the its indebtedness will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. The Company anticipates that its operating cash flow, together with borrowings will be sufficient to meet its operating expenses and to service its debt requirements as they become due. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all.

RESTRICTIONS IMPOSED BY TERMS OF INDEBTEDNESS

The terms of the Company's indebtedness restrict, among other things, Details Capital's and Details' ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. Details is also required to maintain specified financial ratios and satisfy certain financial condition tests. Details' ability to meet those financial ratios and tests can be affected by events beyond its control, and there can be no assurance that Details will meet those tests. A breach of any of these covenants could result in a default under some or all of, the Company's indebtedness agreements. Upon the occurrence of an event of default lenders under such indebtedness could elect to declare all amounts outstanding together
with accrued interest, to be immediately due and payable.   If the Company were
unable to repay such amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all the assets of the Company and its subsidiaries are pledged as security under the Senior Credit Facilities.

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

DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS

During the three months ended March 31, 1998, sales to the Company's largest customer accounted for 11.5% of the Company's net revenues. Sales to the Company's two largest customers accounted for approximately 20.1% of the Company's net revenues and sales to the Company's ten largest customers accounted for 44.2% of the Company's net revenues during the same period. There can be no assurance that the Company will not depend upon a relatively small number of customers for a significant percentage of its net revenues in the future. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the amount of manufacturing services ordered from the Company. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have an adverse effect on the Company's results of operations.

DEPENDENCE ON ELECTRONICS INDUSTRY

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

                           PART II OTHER INFORMATION

Item 1.   Legal Proceedings.

     The Company is currently not a party to any legal actions or proceedings.

Item 2.   Changes in Securities.   None.

Item 3.   Defaults upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information.   None

Item 6.   Exhibits and Reports on Form 8-K

     (a) List of Exhibits:
         -----------------
              10.1 First Amendment dated as of December 5, 1997 to Credit Agreement dated as of October 28, 1997.

              27.1  Financial Data Schedule for Details, Inc.

              27.2  Financial Data Schedule for Details Capital Corp.

     (b) Reports on Form 8-K:
         --------------------
              None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Details Capital Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 13th day of May, 1998.

                                     DETAILS CAPITAL CORP.

                                     By: /s/ Bruce D. McMaster
                                         ---------------------
                                   Name:  Bruce D. McMaster
                                   Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signature                  Title                   Date
        ---------                  -----                   ----

  /s/ Bruce D. McMaster   President (principal         May 13, 1998
  ---------------------   executive officer)
      Bruce D. McMaster


  /s/ Joseph P. Gisch     Vice President and Chief     May 13, 1998
  -------------------     Financial Officer
      Joseph P. Gisch     (principal financial and
                          accounting officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Details, Inc. has duly caused this annual report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 13th day of May, 1998.

                                         DETAILS, INC.

                                         By: /s/ Bruce D. McMaster
                                             ---------------------
                                         Name:   Bruce D. McMaster
                                         Title:  President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


        Signature                  Title                   Date
        ---------                  -----                   ----

  /s/ Bruce D. McMaster   President (principal         May 13, 1998
  ---------------------   executive officer)
      Bruce D. McMaster


  /s/ Joseph P. Gisch     Vice President and Chief     May 13, 1998
  -------------------     Financial Officer
      Joseph P. Gisch     (principal financial and
                          accounting officer)