Form 10-Q
period 1998-06-30
DETAILS CAPITAL CORP; DETAILS INC
filed 1998-08-11
CIK 1050119, 1050117

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

  OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

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

On August 7, 1998, all of the voting stock of Details, Inc. was held by Details Capital Corp. and all of the voting stock of Details Capital Corp. was held by Details Intermediate Holdings Corp. and all of the voting stock of Details Intermediate Holdings Corp. was held be Details Holding Corp.

As of August 7, 1998, Details, Inc. had 100 shares of common stock, par value $.01 per share, outstanding and Details Capital Corp. had 1,000 shares of common stock, par value $.01 per share, outstanding.

                             Details Capital Corp.
                                 Details, Inc.
                                   Form 10-Q

                               Table of Contents

PART I    Financial Information                                         Page No.
                                                                        --------
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1998
          and December 31, 1997                                            3

          Condensed Consolidated Statements of Income for the period
          ended June 30, 1998 and 1997                                     4

          Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 1998 and 1997                          6

          Notes to Consolidated Financial Statements                       7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       10


PART II   Other Information

Item 1.   Legal Proceedings                                               17

Item 2.   Changes in Securities                                           17

Item 3.   Defaults upon Senior Securities                                 17

Item 4.   Submission of Matters to a Vote of Security Holders             17

Item 5.   Other Information                                               17

Item 6.   Exhibits and Reports on Form 8-K                                17

Signatures                                                                18

                         PART I FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                    Details Capital Corp. and Details, Inc.
                     Condensed Consolidated Balance Sheets
                                (In Thousands)

                                                     Details, Inc.                Details Capital
                                              ---------------------------   ---------------------------
                                                June 30,     December 31,     June 30,     December 31,
                                                  1998           1997           1998           1997
                                              ------------   ------------   ------------   ------------
                                              (Unaudited)                   (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                     $   2,435     $   5,377       $   2,437     $   5,377
  Trade receivables, net                           17,063        15,643          17,063        15,643
  Inventories                                       7,226         4,330           7,226         4,330
  Prepaid expenses and other                        1,066           525           1,074           525
  Income tax refunds                                1,582         8,537           1,582         9,363
  Deferred tax assets                               2,879         6,239           8,019         8,240
                                                ---------     ---------       ---------     ---------
             Total current assets               $  32,251     $  40,651       $  37,401     $  43,478
Property and equipment, net                        30,848        26,132          30,848        26,132
Debt issue costs, net                               9,132         9,619          13,003        13,083
Goodwill, net                                      24,863        26,071          24,863        26,071
Due from affiliate                                    303             -             303             -
Due from parent                                       526             -               -             -
Other                                                 376            98             376            98
                                                ---------     ---------       ---------     ---------
                                                $  98,299     $ 102,571       $ 106,794     $ 108,862
                                                =========     =========       =========     =========

Liabilities and Stockholders' Deficit
Current liabilities:
  Current maturities of long-term debt          $   4,902     $   2,450       $   4,902     $   2,450
  Accounts payable                                  5,710         7,609           5,710         7,609
  Accrued expenses                                  7,681         9,830           7,954         9,830
  Escrow payable to redeemed stockholders           4,500         8,600           4,500         8,600
                                                ---------     ---------       ---------     ---------
             Total current liabilities          $  22,793     $  28,489       $  23,066     $  28,489

  Long-term debt                                  209,162       210,100         273,923       271,068
  Deferred tax liability                              445           530             445           530
                                                ---------     ---------       ---------     ---------
             Total liabilities                  $ 232,400     $ 239,119       $ 297,434     $ 300,087
                                                ---------     ---------       ---------     ---------

Stockholders' Deficit:
Common stock and additional paid-in-capital     $ 138,404     $ 138,745       $  88,630     $  88,584
Accumulated deficit                              (272,505)     (275,293)       (279,270)     (279,809)
                                                ---------     ---------       ---------     ---------
             Total stockholders' deficit        $(134,101)    $(136,548)      $(190,640)    $(191,225)
                                                ---------     ---------       ---------     ---------
                                                $  98,299     $ 102,571       $ 106,794     $ 108,862
                                                =========     =========       =========     =========

                                 Details, Inc.
                Condensed Consolidated Statements of Operations
                                (In Thousands)
                                  (Unaudited)

                                                           Three Months Ended    Six Months Ended
                                                                June 30,             June 30,
                                                          -------------------   -------------------
                                                            1998       1997       1998       1997
                                                          --------   --------   --------   --------
Net sales                                                 $26,293    $ 18,537   $ 54,499   $ 34,789
Cost of goods sold                                         16,073       8,898     32,447     17,000
                                                          -------    --------   --------   --------
    Gross profit                                          $10,220    $  9,639   $ 22,052   $ 17,789

Operating Expenses:
   Compensation to former CEO                             $     -    $    273   $      -   $    514
   General and administration                                 878         514      1,668      1,009
   Sales and marketing                                      1,854       1,867      4,081      3,502
   Stock compensation and related bonuses                       -       1,761          -      3,522
   Amortization of goodwill                                   244           -        505          -
                                                          -------    --------   --------   --------
Operating Income                                          $ 7,244    $  5,224   $ 15,798   $  9,242

Interest expense, net
    including interest paid to former stockholder
    of $401 and $402 in 1998 and 1997, respectively       $(5,327)   $(2,439)   $(10,714)  $(4,953)
                                                          -------    --------   --------   --------
Income before income taxes                                $ 1,917    $  2,785   $  5,084   $  4,289
Income tax expense                                            890       1,175      2,296      1,850
                                                          -------    --------   --------   --------
Net income                                                $ 1,027    $  1,610   $  2,788   $  2,439
                                                          =======    ========   ========   ========

                             Details Capital Corp.
                Condensed Consolidated Statements of Operations
                                (In Thousands)
                                  (Unaudited)

                                                           Three Months Ended    Six Months Ended
                                                                June 30,             June 30,
                                                          -------------------   -------------------
                                                            1998       1997       1998       1997
                                                          --------   --------   --------   --------
Net sales                                                  $26,293    $18,537   $ 54,499    $34,789
Cost of goods sold                                          16,073      8,898     32,447     17,000
                                                           -------    --------  --------    -------
    Gross profit                                           $10,220    $ 9,639   $ 22,052    $17,789

Operating Expenses:
   Compensation to former CEO                              $     -    $   273   $      -    $   514
   General and administration                                  882        514      1,675      1,009
   Sales and marketing                                       1,854      1,867      4,081      3,502
   Stock compensation and related bonuses                        -      1,761          -      3,522
   Amortization of goodwill                                    244          -        505          -
                                                           -------    --------  --------    -------
Operating Income                                           $ 7,240    $ 5,224   $ 15,791    $ 9,242

Interest expense, net
    including interest paid to former stockholder
    of $401 and $402 in 1998 and 1997, respectively        $(7,256)   $(2,439)  $(14,519)   $(4,953)
                                                           -------    --------  --------    -------
Income before income taxes                                 $   (16)   $ 2,785   $  1,272    $ 4,289
Income tax expense                                              98      1,175        733      1,850
                                                           -------    --------  --------    -------
Net income                                                 $  (114)   $ 1,610   $    539    $ 2,439
                                                           =======    =======   ========    =======

                           Details Capital Corp. and Details, Inc.
                       Condensed Consolidated Statements of Cash Flows
                                       (In Thousands)
                                         (Unaudited)

                                                                Details, Inc.      Details Capital Corp.
                                                             -------------------   ---------------------
                                                                       Six Months Ended June 30,
                                                             -------------------------------------------
                                                               1998       1997       1998         1997
                                                             --------   --------   --------     --------
Cash flows from operating activities:
  Net cash provided by operating activities                   $ 7,847    $ 6,816    $ 7,871      $ 6,816
                                                              -------    -------    -------      -------

Cash flows from investing activities:
  Purchase of property & equipment                             (4,710)    (2,378)    (4,710)      (2,378)
  Additional costs incurred with the acquisition of NTI          (196)         -       (196)           -
  Deposits for leasehold improvements and
   construction in progress                                      (749)      (368)      (749)        (368)
                                                              -------    -------    -------      -------

  Net cash used in investing activities                       $(5,655)   $(2,746)   $(5,655)     $(2,746)
                                                              -------    -------    -------      -------

Cash flows from financing activities:
  Principal payments on debt                                        -     (4,664)         -       (4,664)
  Principal payments on capital lease obligations                (435)      (226)      (435)        (226)
  Payment of loan acquisition fees                               (259)         -       (666)           -
  Loan to parent                                                 (340)         -          -            -
  Short-term borrowing, on revolver                                 -      1,750          -        1,750
  Proceeds from sale of restricted stock                            -          -         45            -
  Payment of escrow payable                                    (4,100)         -     (4,100)           -
                                                              -------    -------    -------      -------

  Net cash used in financing activities                       $(5,134)   $(3,140)   $(5,156)     $(3,140)
                                                              -------    -------    -------      -------

Net decrease in cash                                           (2,942)       930     (2,940)         930

Cash, beginning of year                                         5,377        169      5,377          169
                                                              -------    -------    -------      -------

Cash, end of period                                           $ 2,435    $ 1,099    $ 2,437      $ 1,099
                                                              =======    =======    =======      =======

Supplemental disclosure of cash flow information:

Noncash operating activities:
   During the six months ended June 30, 1998 and 1997, the Company recorded $3,139 and $1,185 of depreciation and amortization expense, respectively.

Noncash investing activities:
   During the three months ended March 31, 1997, the Company entered into capital lease obligations for the acquisition of property and equipment in the amount of $646.

Noncash financing activities:
   During the six months ended June 30, 1997, the Company recorded $1,948 of expense relating to the issuance of stock options issued by Holdings below market value included in stock compensation and related bonuses expense aggregating to $3,522.

                    Details Capital Corp. and Details, Inc.
             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

  BASIS OF PRESENTATION


  The unaudited condensed consolidated financial statements for the period ended June 30, 1998 include the accounts of Details Capital Corp. ("Details Capital") and its wholly-owned subsidiary Details, Inc. and subsidiaries ("Details"), (collectively, the "Company"). For the period ended June 30, 1998, Details Capital was wholly owned by Details Holdings Corp., formerly Details, Inc. ("Holdings"), by virtue of a series of transactions related to the financing of the recapitalization (the "Recapitalization") of the Company in October 1997. In connection with the Transaction as defined in Note 5, Details Capital become a wholly owned subsidiary of Details Intermediate Holdings Corp., a wholly owned subsidiary of Holdings. See Note 5. The financial information for the six months ended June 30, 1997 represents the financial information of Holdings (the "Pre-Recapitalization Company").

  In connection with the Recapitalization, Details, Inc. changed its name to Details Holdings Corp., incorporated Details as a wholly owned subsidiary and contributed substantially all of its assets, subject to certain liabilities, to Details. On November 19, 1997, Holdings organized Details Capital as a wholly-owned subsidiary, and on February 10, 1998, contributed substantially all its assets (including all of the shares of common stock of Details), subject to certain liabilities, including its senior discount notes ("The Discount Notes"), to Details Capital. Other than the Discount Notes and related financing fees and deferred tax assets, all the assets and liabilities of Details Capital are those of Details. The transactions above were between entities under common control, and accordingly, the historical basis of the assets and liabilities of Holdings, Details Capital and Details were not affected. In addition, the Details Capital condensed consolidated financial statements have been prepared as if the contribution of Holdings' assets and liabilities to Details Capital in exchange for its common stock occurred in connection with the Recapitalization.

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of June 30, 1998, and the results of operations and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

  This report on Form 10-Q for the quarter ended June 30, 1998, should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  NATURE OF BUSINESS

  The Company manufactures and sells printed circuit boards ("PCBs") primarily to the domestic electronics industry. A significant portion of the Company's sales are for the time critical segment (quick turn) of the PCB industry. Quick turn PCBs are manufactured within 10 days.

                    Details Capital Corp. and Details, Inc.
             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------

NOTE 2.   INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

                                             June 30,     December 31,
                                               1998           1997
                                           ------------   ------------
          Raw materials                        $2,411        $1,440
          Work-in-process                       3,413         2,674
          Finished goods                        1,402           216
                                               ------        ------
            Total                              $7,226        $4,330
                                               ======        ======

NOTE 3.   LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                    Details, Inc.        Details Capital Corp.
                               -----------------------  -----------------------
                               June 30,   December 31,  June 30,   December 31,
                                 1998        1997         1998        1997
                               --------   ------------  --------   ------------
Senior Term A Facility *       $ 31,089     $ 31,089    $ 31,089     $ 31,089
Senior Term B Facility *         50,000       50,000      50,000       50,000
Senior Acquisition Facility *    25,000       25,000      25,000       25,000
10.0% Senior Sub. Notes         100,000      100,000     100,000      100,000
12.5% Discount Notes                                      64,761       60,968
Capital lease obligations to
 former stockholder               6,190        6,438       6,190        6,438
Capital lease obligation          1,786            -       1,786            -
Other                                 -           23           -           23
                               --------     --------    --------     --------
  Sub-total                     214,065      212,550     278,826      273,518
  Less current maturities        (4,903)      (2,450)     (4,903)      (2,450)
                               --------     --------    --------     --------
  Total                        $209,162     $210,100    $273,923     $271,068
                               ========     ========    ========     ========

* Interest rates are LIBOR based and range from 8.19% to 8.44% as of June 30, 1998.

                    Details Capital Corp. and Details, Inc.
              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

NOTE 4.  ACQUISITION OF NTI AND THE RECAPITALIZATION

  The accompanying consolidated statements of operations include the accounts of NTI and the effects of the Recapitalization for the six months ended June 30, 1998. Assuming that the NTI acquisition and the Recapitalization were consummated on January 1, 1997, the unaudited pro forma net sales and net loss for the six months ended June 30, 1997, would have been $50.2 million and $2.6 million and $50.2 million and $250,000 for Details Capital and Details, Inc. respectively.

  These unaudited pro forma results are not necessarily indicative of the actual results which would have been realized had the acquisition actually occurred at the beginning of the period.


NOTE 5.  SUBSEQUENT EVENT

  On July 23, 1998, pursuant to a definitive Stock Contribution and Merger Agreement (the "Agreement"), the Company consummated the acquisition (the "Transaction") of Dynamic Circuits, Inc. ("DCI"), a Northern California based manufacturer of printed circuit boards, back-plane assemblies and electromechanical interconnect devices. In connection with the consummation of the Transaction, DCI will become a wholly owned subsidiary of Details, Inc. and will be accounted for as a purchase in accordance with APB No. 16.

  The Transaction was completed for aggregate consideration of approximately $247 million which consisted of a partial redemption of DCI's outstanding capital stock for cash with the remaining capital stock being contributed to Holdings in exchange for shares and options to purchase shares of the voting common stock of Holdings (estimated value of approximately $69 million). The capital stock of DCI received by Holdings was concurrently contributed through Details Capital Corp. to Details, Inc. The Transaction was financed with a new $300 million senior bank facility and by $35 million of newly issued Senior Discount Notes by a newly formed, wholly owned subsidiary of Holdings. In connection with the new financing, Details, Inc. used $106 million of the proceeds to retire all of its existing senior term debt.

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


RESULTS OF OPERATIONS

Three-Months Ended June 30, 1998 compared to the Three Months ended June 30,
1997

Net sales for the three months ended June 30, 1998 increased $7.8 million or 42.2% to $26.3 million from $18.5 million for the three months ended June 30, 1997. The increase resulted from two factors: (i) the acquisition of NTI, which added $6.9 million to net sales; and (ii) a 10.3% increase in the average panel
(unit) selling price realized at the Company's Anaheim facility to $1,013 from $918. The increase in the average panel price realized by the Anaheim facility was driven by a demand for high layer count and more technologically advanced printed circuit boards.

Gross profit for the three months ended June 30, 1998 increased $581,000 or 6.1% to $10.2 million from $9.6 million for the three months ended June 30, 1997.
The increase resulted from the increase in net sales at the Anaheim facility and from the acquisition of NTI, which added $566,000 million to gross profit. The decline in gross profit as a percent of net sales to 37.1% from 40.5% resulted from the acquisition of NTI, which has historically operated at a lower gross profit margin, which is reflective of the market niche it serves.

Selling, general and administrative expenses for the three months ended June 30, 1998 increased $351,000 or 14.7% to $2.7 million from $2.4 million for the three months ended June 30, 1997. The net increase resulted primarily from the acquisition of NTI. For the three months ended June 30, 1998 selling, general and administrative expenses as a percentage of net sales decreased to 10.4% from 14.4% for the three months ended June 30, 1997. The decrease resulted from the spreading of fixed costs over a larger revenue base, and from a lower sales commission cost for NTI's sales.

For the three months ended June 30, 1998, no stock compensation or related bonus expense was recognized as compared to $1.8 million for the three months ended June 30, 1997. The stock compensation and related bonuses recognized for the three months ended June 30, 1997 was attributable to a 1996 variable stock option plan which was fully vested in 1997 and therefore has no impact on earnings for fiscal years beginning after December 31, 1997.

Goodwill amortization for the three months ended June 30, 1998 of $244,000 resulted from the acquisition of NTI on December 22, 1997.

Interest expense for the three months ended June 30, 1998 increased $4.9 million to $7.3 million for Details Capital and $2.9 million to $5.3 million for Details compared to $2.4 million for the three months ended June 30, 1997. The increase in net interest expense is attributable to the increased level of borrowings in connection with the Recapitalization and the acquisition of NTI. Interest expense for Details Capital included amortization of approximately $1.9 million related to the Discount Notes, not included in Details.

Income taxes for the three months ended June 30, 1998 decreased $1.1 million to $98,000 for Details Capital and decreased $285,000 to $ 890,000 for Details compared to $1.2 million for the three months ended June 30, 1997.

The Company anticipates a consolidated effective income tax rate of approximately 41% for the year ending December 31, 1998 and accordingly, the Company recorded income taxes during the three months ended June 30, 1998 based on such expected effective income tax rate of 41%.

Net income for the three months ended June 30, 1998 decreased $1.7 million to $(114,000) for Details Capital and decreased $583,000 to $1.0 million for Details compared to $1.6 for the three months ended June 30, 1997 largely due to factors discussed above.



Six-Months Ended June 30, 1998 compared to the Six Months ended June 30, 1997

Net sales for the six months ended June 30, 1998 increased $19.7 million or 56.6% to $54.5 million from $34.8 million for the six months ended June 30, 1997. The increase resulted from two factors: (i) the acquisition of NTI, which added $14.7 million to net sales; and (ii) a 17.0% increase in the average panel
(unit) selling price realized at the Company's Anaheim facility to $1,036 from $885. The increase in the average panel price realized by the Anaheim facility was driven by a demand for high layer count and more technologically advanced printed circuit boards.

Gross profit for the six months ended June 30, 1998 increased $4.2 or 23.6% to $22.0 million from $17.8 million for the six months ended June 30, 1997. The increase resulted from the increase in net sales at the Anaheim facility and from the acquisition of NTI, which added $2.2 million to gross profit. The decline in gross profit as a percent of net sales to 40.5% from 51.2% resulted from the acquisition of NTI, which has historically operated at a lower gross profit margin, which is reflective of the market niche it serves.

Selling, general and administrative expenses for the six months ended June 30, 1998 increased $1.2 million or 26.7% to $5.7 million from $4.5 million for the six months ended June 30, 1997. The net increase resulted primarily from the acquisition of NTI, which added $1.3 million to selling, general and administrative expenses. For the six months ended June 30, 1998 selling, general and administrative expenses as a percentage of net sales decreased to 10.6% from 13.0% for the six months ended June 30, 1997. The decrease resulted from the spreading of fixed costs over a larger revenue base, and from a lower sales commission cost from NTI's sales.

For the six months ended June 30, 1998, no stock compensation or related bonus expense was recognized as compared to $3.5 million for the six months ended June 30, 1997. The stock compensation and related bonuses recognized for the six months ended June 30, 1997 was attributable to a 1996 variable stock option plan which was fully vested in 1997 and therefore has no impact on earnings for fiscal years beginning after December 31, 1997.

Goodwill amortization for the three months ended June 30, 1998 of $505,000 resulted from the acquisition of NTI on December 22, 1997.

Interest expense for the six months ended June 30, 1998 increased $9.5 million to $14.5 million for Details Capital and $5.7 million to $10.7 million for Details compared to $5.0 million for the six months ended June 30, 1997. The increase in net interest expense is attributable to the increased level of borrowings in connection with the Recapitalization and the acquisition of NTI. Interest expense for Details Capital included amortization of approximately $3.8 million related to the Discount Notes, not included in Details.

Income taxes for the six months ended June 30, 1998 decreased $1.1 million to $733,000 for Details Capital and increased $446,000 to $ 2.3 million for Details
compared to $1.9 million for the six months ended June 30, 1997.   The Company
anticipates a consolidated effective income tax rate of approximately 41% for the year ending December 31, 1998 and accordingly, the Company recorded income taxes during the six months ended June 30, 1998 based on such expected effective income tax rate of 41%.

Net income for the six months ended June 30, 1998 decreased $1.9 million to $539,000 for Details Capital and increased $349,000 to $2.8 million for Details compared to $2.4 for the six months ended June 30, 1997 largely due to factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, Details Capital and Details, Inc. had cash of $2.4 million compared to $5.4 million as of December 31, 1997. The principal source of liquidity for the 2nd quarter of 1998 was cash provided by operations.

Net cash provided by operating activities for the six months ended June 30, 1998 was $7.8 million, compared to $6.8 million for the six months ended June 30, 1997.

Capital expenditures and deposits on capital assets for the six months ended June 30, 1998 were $5.6 million, compared to $2.7 million for the six months ended June 30, 1997.

As of June 30, 1998, Details Capital and Details, Inc. had borrowings of $278.8 million and $214.0 million respectively. The Company had up to $30 million available for borrowing under its revolving credit facility. The Company's estimated minimum principal payment obligations under its Senior Credit Facility are $1.9 million for fiscal 1998.

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

CHANGES IN ACCOUNTING PRINCIPLES


In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending December 31, 1998. Reclassification of prior year financial statements for comparative purposes is required. At June 30, 1998, the Company has no elements which give rise to reporting comprehensive income.

FASB has also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 modifies the disclosure requirements for reportable segments and is effective for the Company's year ending December 31, 1998. This pronouncement currently has no significant impact on the reporting practices of the Company since its adoption; and until such time the Company diversifies its operations, management believes such pronouncement will not be applicable.



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

DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS

During the six months ended June 30, 1998, sales to the Company's largest customer accounted for 10.3% of the Company's net revenues. Sales to the Company's two largest customers accounted for approximately 20.0% of the Company's net revenues and sales to the Company's ten largest customers accounted for 54.6% of the Company's net revenues during the same period. There can be no assurance that the Company will not depend upon a relatively small number of customers for a significant percentage of its net revenues in the future. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the amount of manufacturing services ordered from the Company. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have an adverse effect on the Company's results of operations.

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

The Company may from time to time pursue acquisitions of other companies, assets or product lines that complement or expand its existing business. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the costs of assimilating the operations and personnel of the acquired companies, and the potential loss of employees of the acquired companies. No assurance can be given that any acquisition by the Company will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business. The ability of the Company to implement its operating strategy and to consummate future acquisitions may require significant additional debt and/or equity capital, and no assurance can be given as to whether, and on what terms, such additional debt and/or equity capital will be available.

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

CONTROLLING STOCKHOLDERS

Certain investment funds associated with Bain Capital, Inc. (the "Bain Capital Funds") hold approximately 50.3% of the outstanding voting stock of Holdings, the sole stockholder of Details Intermediate Holdings Corp., which is the sole stockholder of Details Capital. In addition, the Bain Capital Funds and all of Holdings' other stockholders have entered into a stockholders agreement regarding, among other things, the voting of such stock. By virtue of such stock ownership and these agreements, the Bain Capital Funds have the power to control all matters submitted to stockholders of the Company, to elect a majority of the directors of Holdings and its subsidiaries, and to exercise control over the business, policies and affairs of the Company.

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

 (a) List of Exhibits:
     -----------------


       27.1 Financial Data Schedule for Details, Inc.

       27.2 Financial Data Schedule for Details Capital Corp.


 (b) Reports on Form 8-K:
     --------------------

         None.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Details Capital Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 7th day of August, 1998.



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


        Signature                     Title                    Date
        ---------                     -----                    ----

/s/ Bruce D. McMaster      President (principal            August 7, 1998
---------------------      executive officer)
    Bruce D. McMaster



/s/ Joseph P. Gisch        Vice President and Chief        August 7, 1998
-------------------        Financial Officer
    Joseph P. Gisch         (principal financial and
                           accounting officer)

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Details, Inc. has duly caused this annual report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 7th day of August, 1998.



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


        Signature                     Title                   Date
        ---------                     -----                   ----

 /s/ Bruce D. McMaster       President (principal         August 7, 1998
 ---------------------       executive officer)
     Bruce D. McMaster



  /s/ Joseph P. Gisch        Vice President and Chief     August 7, 1998
  -------------------        Financial Officer
      Joseph P. Gisch         (principal financial and
                             accounting officer)