Form 10-Q
period 1998-09-30
DETAILS CAPITAL CORP; DETAILS INC
filed 1998-11-13
CIK 1050119, 1050117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                   EXCHANGE
                                  ACT OF 1934
               For the quarterly period ended September 30, 1998

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

                         1220 SIMON CIRCLE
                        ANAHEIM, CALIFORNIA               92806
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

                                 (714) 688-7200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



                  1231 Simon Circle, Anaheim, California 92806
                  --------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_].


On November 11, 1998, all of the voting stock of Details, Inc. was held by Details Capital Corp. and all of the voting stock of Details Capital Corp. was held by Details Intermediate Holdings Corp. and all of the voting stock of Details Intermediate Holdings Corp. was held be Details Holdings Corp.

As of November 11, 1998, Details, Inc. had 100 shares of common stock, par value $.01 per share, outstanding and Details Capital Corp. had 1,000 shares of common stock, par value $.01 per share, outstanding.

                             Details Capital Corp.
                                 Details, Inc.

                                   Form 10-Q



                               Table of Contents

PART I      Financial Information                                                 Page No.
                                                                                  --------
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of September 30, 1998
            and December 31, 1997                                                      3

            Condensed Consolidated Statements of Operations for the periods
            ended September 30, 1998 and 1997                                          4

            Condensed Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1998 and 1997                                          6

            Notes to Condensed Consolidated Financial Statements                       7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
            of  Operations                                                             11

PART II     Other Information

Item 1.     Legal Proceedings                                                          20

Item 2.     Changes in Securities                                                      20

Item 3.     Defaults upon Senior Securities                                            20

Item 4.     Submission of Matters to a Vote of Security Holders                        20

Item 5.     Other Information                                                          20

Item 6.     Exhibits and Reports on Form 8-K                                           20

Signatures                                                                             21

                 PART I FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
---------------------------------

                    Details Capital Corp. and Details, Inc.
                    Condensed  Consolidated Balance Sheets
                                (In Thousands)


                                                          Details, Inc.                      Details Capital Corp.
                                                          -------------                      ---------------------
                                                   September 30,   December 31,          September 30,     December 31,
                                                   --------------------------------------------------------------------
                                                      1998            1997                    1998             1997
                                                      ----            ----                    ----             ----
                                                   (Unaudited)                           (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                        $   2,241       $   5,377             $   2,243           $   5,377
  Trade receivables, net                              45,865          15,643                45,865              15,643
  Inventories, net                                    16,758           4,330                16,758               4,330
  Prepaid expenses and other                           1,708             525                 1,746                 525
  Income tax receivable                                1,888           8,537                 1,888               9,363
  Deferred tax assets                                  5,747           6,239                11,681               8,240
                                                   -------------------------------------------------------------------
             Total current assets                     74,207          40,651                80,181              43,478

Property and equipment, net                           63,574          26,132                63,574              26,132
Debt issue costs, net                                 12,096           9,619                15,847              13,083
Goodwill and other intangibles, net                  278,942          26,071               278,942              26,071
Other                                                  2,467              98                 2,467                  98
                                                   -------------------------------------------------------------------
      Total Assets                                 $ 431,286       $ 102,571             $ 441,011           $ 108,862
                                                   ===================================================================
Liabilities and Stockholders' Deficit
Current liabilities:
  Current maturities of long-term debt             $   3,269       $   2,450             $   3,269           $   2,450
  Accounts payable                                    17,170           7,609                17,170               7,609
  Accrued expenses and other                          16,324           9,830                16,324               9,830
  Escrow payable to redeemed stockholders              4,500           8,600                 4,500               8,600
                                                   -------------------------------------------------------------------
             Total current liabilities                41,263          28,489                41,263              28,489

  Long-term debt                                     365,510         210,100               432,262             271,068
  Notes payable and other                              7,394               -                 7,394                   -
  Deferred tax liability                              47,592             530                47,592                 530
                                                   -------------------------------------------------------------------
             Total liabilities                       461,759         239,119               528,511             300,087
                                                   -------------------------------------------------------------------

Stockholders' Deficit:
Common stock and additional paid-in-capital          243,499         138,745               194,380              88,584
Accumulated deficit                                 (273,972)       (275,293)             (281,880)           (279,809)
                                                   -------------------------------------------------------------------
             Total stockholders' deficit             (30,473)       (136,548)              (87,500)           (191,225)
                                                   -------------------------------------------------------------------
      Total Liabilities and Stockholders' Deficit  $ 431,286       $ 102,571             $ 441,011           $ 108,862
                                                   ===================================================================

                                 Details, Inc.
                Condensed Consolidated Statements of Operations
                                (In Thousands)
                                  (Unaudited)

                                                                    Three Months Ended              Nine Months Ended
                                                                      September 30,                    September 30,
                                                                  --------------------------------------------------------
                                                                     1998            1997              1998         1997
                                                                     ----            ----              ----         ----
Net sales                                                         $  61,228       $  20,632         $ 115,727      $55,421
Cost of goods sold                                                   41,465          10,013            73,912       27,013
                                                                  --------------------------------------------------------
    Gross profit                                                     19,763          10,619            41,815       28,408

Operating Expenses:
   Compensation to former CEO                                             -             288                 -          802
   General and administration                                         2,876             624             4,544        1,633
   Sales and marketing                                                4,280           1,839             8,361        5,341
   Stock compensation and related bonuses                                 -           1,761                 -        5,283
   Amortization of intangibles                                        3,777               -             4,282            -
                                                                  --------------------------------------------------------
Operating Income                                                      8,830           6,107            24,628       15,349

Interest expense, net (including interest paid to former
    stockholder of $589 and $601 for the nine months ended
    September 30, 1998 and 1997, respectively)                       (7,782)         (2,422)          (18,496)      (7,375)
                                                                  --------------------------------------------------------
Income before income taxes                                            1,048           3,685             6,132        7,974
Income tax expense                                                      219           1,550             2,515        3,400
                                                                  --------------------------------------------------------

Net income before extraordinary item                                    829           2,135             3,617        4,574
Extraordinary loss on retirement of debt, net of tax (see Note 4)    (2,297)              -            (2,297)           -
                                                                  --------------------------------------------------------
Net income / (loss)                                               $  (1,468)      $   2,135         $   1,320      $ 4,574
                                                                  ========================================================

                             Details Capital Corp.
                Condensed Consolidated Statements of Operations
                                (In Thousands)
                                  (Unaudited)


                                                                         Three Months Ended              Nine Months Ended
                                                                            September 30,                  September 30,
                                                                      -------------------------------------------------------
                                                                        1998           1997             1998           1997
                                                                        ----           ----             ----           ----
Net sales                                                             $61,228        $20,632          $115,727       $55,421
Cost of goods sold                                                     41,465         10,013            73,912        27,013
                                                                      ------------------------------------------------------
    Gross profit                                                       19,763         10,619            41,815        28,408

Operating Expenses:
   Compensation to former CEO                                               -            288                 -           802
   General and administration                                           2,879            624             4,554         1,633
   Sales and marketing                                                  4,280          1,839             8,361         5,341
   Stock compensation and related bonuses                                   -          1,761                 -         5,283
   Amortization of intangibles                                          3,777              -             4,282             -
                                                                      ------------------------------------------------------
Operating Income                                                        8,827          6,107            24,618        15,349

Interest expense, net (including interest paid to former
    stockholder of $589 and $601 for the nine months ended
    September 30, 1998 and 1997, respectively)                         (9,716)        (2,422)          (24,235)       (7,375)
                                                                      ------------------------------------------------------
Income / (loss) before income taxes                                      (889)         3,685               383         7,974
Income tax expense / (benefit)                                           (576)         1,550               157         3,400
                                                                      ------------------------------------------------------
Net income / (loss) before extraordinary item                            (313)         2,135               226         4,574
Extraordinary loss on retirement of debt, net of tax (see Note 4)      (2,297)             -            (2,297)            -
                                                                      ------------------------------------------------------
Net income / (loss)                                                   $(2,610)       $ 2,135          $ (2,071)      $ 4,574
                                                                      ======================================================

                    Details Capital Corp. and Details, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)


                                                                     Details, Inc.                     Details Capital Corp.
                                                             -------------------------------------------------------------------
                                                                               Nine Months Ended September 30,
                                                             -------------------------------------------------------------------
                                                                 1998            1997                   1998             1997
                                                             -------------------------------------------------------------------
Cash flows from operating activities:
  Net cash provided by operating activities                  $   7,863         $ 11,506            $   7,111         $ 11,506
                                                             -------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property & equipment                              (9,695)          (2,847)              (9,695)          (2,847)
  Deposits for leasehold improvements and
    construction in progress                                      (581)            (420)                (581)            (420)
  Additional costs incurred with the acquisition of NTI           (196)               -                 (196)               -
  Cash used in acquisition of DCI, net of cash acquired       (174,081)                             (174,081)
                                                             -------------------------------------------------------------------
  Net cash used in investing activities                       (184,553)          (3,267)            (184,553)          (3,267)
                                                             -------------------------------------------------------------------
Cash flows from financing activities:
   Principal payments on debt                                        -           (7,125)                   -           (7,125)
   Retirement of senior credit facilities (see Note 4)        (106,089)               -             (106,089)               -
   Issuance of new senior credit facilities (see Note 4)       255,000                -              255,000                -
   Principal payments on capital lease obligations                (662)            (341)                (662)            (341)
   Payment of loan acquisition fees                             (7,171)               -               (7,457)               -
   Net capital contributed by parent                            30,576                -               31,616                -
   Short-term borrowing, on revolver                             6,000                -                6,000                -
   Payment of escrow payable                                    (4,100)               -               (4,100)               -
                                                             -------------------------------------------------------------------
   Net cash provided by / (used in) financing activities       173,554           (7,466)             174,308           (7,466)
                                                             -------------------------------------------------------------------
 Net increase / (decrease) in cash                              (3,136)             773               (3,134)             773

 Cash and cash equivalents, beginning of year                    5,377              169                5,377              169
                                                             -------------------------------------------------------------------
 Cash and cash equivalents, end of period                    $   2,241          $   942            $   2,243          $   942
                                                             ===================================================================

Supplemental disclosure of cash flow information:

Noncash operating activities:
   During the nine months ended September 30, 1998 and 1997, the Company recorded $10,965 and $2,473 of depreciation and amortization expense, respectively. Additionally, the Company recorded a non-cash loss (net of related taxes) of $2,297 as an extraordinary item, relating to the early extinguishment of debt (see note 4).

Noncash investing activities:
   During the nine months ended September 30, 1997, the Company entered into capital lease obligations for the acquisition of property and equipment in the amount of $646.

Noncash financing activities:
   During the nine months ended September 30, 1997, the Company recorded stock compensation expense of $2,922 relating to the issuance of stock options issued by Holdings below market value included in stock compensation and related bonuses expense aggregating $5,283.

                    Details Capital Corp. and Details, Inc.
              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

  BASIS OF PRESENTATION

  The unaudited condensed consolidated financial statements for the period ended September 30, 1998 include the accounts of Details Capital Corp. ("Details Capital") and its wholly-owned subsidiary Details, Inc. and subsidiaries ("Details"), (collectively, the "Company"). For the period ended September 30, 1998, Details Capital was wholly owned by Details Holdings Corp. ("Holdings"), formerly Details, Inc., by virtue of a series of transactions related to the financing of the recapitalization (the "Recapitalization") of the Company in October 1997. In connection with the Transaction as defined in
  Note 4, Details Capital became a wholly owned subsidiary of Details Intermediate Holdings Corp. ("Intermediate"), a wholly owned subsidiary of Holdings ( see Note 4). The financial information for the nine months ended September 30, 1997 represents the financial information of Holdings (the "Pre-Recapitalization Company").

  In connection with the Recapitalization, Details, Inc. changed its name to Details Holdings Corp., incorporated Details as a wholly owned subsidiary and contributed substantially all of its assets, subject to certain liabilities, to Details. On November 19, 1997, Holdings organized Details Capital as a wholly-owned subsidiary, and on February 10, 1998, contributed substantially all its assets (including all of the shares of common stock of Details), subject to certain liabilities, including its senior discount notes (the "Discount Notes"), to Details Capital. Other than the Discount Notes and related financing fees and deferred tax assets, all the assets and liabilities of Details Capital are those of Details. The transactions above were between entities under common control, and accordingly, the historical basis of the assets and liabilities of Holdings, Details Capital and Details were not affected. In addition, the Details Capital condensed consolidated financial statements have been prepared as if the contribution of Holdings' assets and liabilities to Details Capital in exchange for its common stock occurred in connection with the Recapitalization.

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 1998, and the results of operations and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

  This report on Form 10-Q for the quarter ended September 30, 1998, should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  NATURE OF BUSINESS

  The Company manufactures and sells printed circuit boards ("PCBs") primarily to the domestic electronics industry. A significant portion of the Company's sales are for the time critical or "quick-turn" segment of the PCB industry.
  Quick-turn PCBs are manufactured within 10 days.   The Company also
  manufactures and markets long-lead PCBs, backplanes, and interconnects.

                    Details Capital Corp. and Details, Inc.
              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

                                                     September 30, 1998         December 31, 1997
                                                     ---------------------------------------------



            Raw materials                            $            7,222         $            1,440
            Work-in-process                                       7,974                      2,674
            Finished goods                                        1,562                        216
                                                     ---------------------------------------------
            Total                                    $           16,758         $            4,330
                                                     =============================================



NOTE 3.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                       Details, Inc.                           Details Capital Corp.
                                         -----------------------------------------------------------------------------------
                                         September 30, 1998    December 31, 1997     September 30, 1998    December 31, 1997
                                         -----------------------------------------------------------------------------------

Senior Term Facility (a)                 $                -    $         81,089     $                 -    $         81,089
Senior Acquisition Facility (a)                           -              25,000                       -              25,000
Senior Term Facility (b)                            255,000                   -                 255,000                   -
Senior Revolving Facility (c)                         6,000                   -                   6,000                   -
10.0% Senior Sub. Notes                             100,000                   -                 100,000                   -
12.5% Discount Notes                                      -                   -                  66,752              60,968
Capital lease obligations to
former stockholder                                    6,060               6,438                   6,060               6,438
Other capital lease obligations                       1,719                   -                   1,719                   -
Other                                                     -                  23                       -                  23
                                         -----------------------------------------------------------------------------------
 Sub-total                                          368,779             212,550                 435,531             273,518
 Less current maturities                             (3,269)             (2,450)                 (3,269)             (2,450)
                                         ----------------------------------------------------------------------------------
 Total                                   $          365,510    $        210,100     $           432,262    $        271,068
                                         ==================================================================================

(a) This facility was retired in connection with the acquisition of DCI (See
    Note 4).
(b) Interest rates are LIBOR based and range from 7.79% to 8.04% as of September 30, 1998.
(c) Interest rates are Prime-based and were 9.50% as of September 30, 1998.

                    Details Capital Corp. and Details, Inc.
              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------



NOTE 4.  ACQUISITION OF DCI

  On July 23, 1998, pursuant to a Stock Contribution and Merger Agreement (the "Agreement"), the Company consummated the acquisition (the "Transaction") of Dynamic Circuits, Inc. ("DCI"), a Northern California based manufacturer of printed circuit boards, back-plane assemblies and electromechanical interconnect devices. In connection with the consummation of the Transaction, DCI became a subsidiary of Details and is accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. As of the filing of this report, management is assessing, with the assistance of an independent appraisal firm, fair value adjustments to assets acquired (including identifiable intangibles and in-process research and development efforts) and to liabilities assumed. A final purchase price allocation will be made based upon completion of this assessment. Such allocation may have a material effect on the reported results of operations.

  The Transaction was completed for aggregate consideration of approximately $250 million which consisted of a partial redemption, by way of a merger, of DCI's outstanding capital stock for cash with the remaining capital stock being contributed to Holdings in exchange for shares and options to purchase shares of the voting common stock of Holdings (estimated value of approximately $73 million). The capital stock of DCI received by Holdings was concurrently contributed through Intermediate and through Details Capital to Details. The Transaction was financed with a new $300 million senior bank facility and by $33 million of newly issued Senior Discount Notes by Intermediate. In connection with the new financing, Details used $106 million of the proceeds to retire all of its existing senior term debt, which resulted in an extraordinary loss of $2.3 million, net of related taxes of $1.6 million.


NOTE 5.  UNAUDITED PRO-FORMA INFORMATION

  The accompanying condensed consolidated statements of operations include: (a) the accounts of NTI (Colorado Springs Circuits, Inc., a Colorado corporation and a subsidiary or NTI d/b/a NTI), which was acquired in December 1997, and the effects of the Recapitalization for the nine months ended September 30, 1997 and (b) the accounts of DCI for the period July 24, 1998 through September 30, 1998. The following pro forma information for the nine months ended September 30, 1998 and 1997 presents net sales and net income before extraordinary loss for each of these periods as if these transactions was consummated at the beginning of each period. As of the filing of this report, management is assessing, with the assistance of an independent appraisal firm, fair value adjustments to assets acquired (including identifiable intangibles and in-process research and development efforts) and to liabilities assumed in the DCI acquisition. The following pro forma information does not reflect final valuation results. These results may have a material effect on the reported results of operations.

                                  Pro Forma             Pro Forma
                             September 30, 1998    September 30, 1997
                             -------------------   -------------------
                                (in millions)         (in millions)
  Net Sales:
  -Details                         $201.5                $185.0
  -Details Capital                 $201.5                $185.0

  Net Loss Before
    Extraordinary Item:
  -Details                         $ (3.6)               $ (3.6)
  -Details Capital                 $ (6.8)               $ (7.2)

NOTE 6. SUBSEQUENT EVENT

  Pursuant to its interest rate risk management strategy and to certain requirements imposed by the new senior bank facility (see note 4), the Company has entered into two interest rate exchange agreements ("swap agreements"), effective October 1, 1998. Together these agreements represent an effective cash flow hedge of the variable rate of interest (1-month LIBOR) paid under the new term loan borrowing, minimizing exposure to increases in interest rates related to this debt over its scheduled term. Under the swap agreements, the Company receives a variable rate of interest (1-month LIBOR) and pays a fixed rate of interest (blended annual rate of 5.27%). These rates are applied to a notional amount ($255 million as of October 1, 1998) which decreases at such times, and in such amounts, as to conform with the principle outstanding under the new term loan through its scheduled maturity in 2005. The Company anticipates that the swap agreements will continue to represent an effective cash flow hedge over the life of the term loan. Counterparty risk is limited to amounts to be reflected in the Company's consolidated balance sheet. This risk is expected to be immaterial to the Company's consolidated results of operations as the swap agreements provide for monthly settlement of the net interest owing. Further, each counterparty to the swap agreements carries at least a "single-A" credit rating.


NOTE 7. RELATED PARTY TRANSACTIONS

  Certain investment funds associated with Bain Capital, Inc. (the "Bain Capital funds"), the controlling shareholders of Holdings, were shareholders of DCI prior to the Company's July 1998 acquisition of DCI (see note 4). In conjunction with the acquisition, the Bain Capital Funds received $22.9 million for the redemption of the DCI common stock it held prior to consummation of the acquisition and Bain Capital, Inc. received $2.7 million in transaction fees.

  CMC, a shareholder of Holdings, is an affiliate of Chase Manhatten Bank ("Chase"). In conjunction with the acquisition of DCI, Chase acted as collateral, co-syndication, and administrative agent with regard to the establishment of the new credit agreement. In this capacity, Chase received $2.4 million in fees. Chase also participates as a lender in the syndication, under terms similar to those of the other participants.

  In 1997, the Company entered into agreements to lease real property at its Anaheim facility from an affiliate of its former stockholder. See the Condensed Consolidated Statements of Operations and Note 3 to the Condensed Consolidated Financial statements for additional information regarding the interest expense and lease liability recorded in connection with these lease obligations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

OVERVIEW

The Company believes, based on industry data, that it is a leading manufacturer and marketer of PCBs for the time-critical or "quick-turn" segment of the domestic PCB industry, as well as for long-lead PCBs, backplanes, and interconnects. The Company produces PCBs for over 800 customers across a wide range of end-use markets including the telecommunications, computer, contract manufacturing, industrial instrumentation and consumer electronics industries.

This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.



RESULTS OF OPERATIONS

Three-Months Ended September 30, 1998 compared to the Three Months ended September 30, 1997

Net sales for the three months ended September 30, 1998 increased $40.6 million (197%) to $61.2 million, from $20.6 million for the three months ended September 30, 1997. The increase resulted from two factors: (i) the acquisitions of DCI and NTI, which added $31.2 million and $6.9 million, respectively, to net sales; and (ii) a 17% increase in the average panel (unit) selling price realized at the Company's Anaheim facility. The increase in the average panel price realized by the Anaheim facility was driven by a demand for high layer count and more technologically advanced printed circuit boards.

Gross profit for the three months ended September 30, 1998 increased $9.2 million (87%) to $19.8 million, from $10.6 million for the three months ended September 30, 1997. The increase resulted from the increase in net sales at the Anaheim facility and from the acquisitions of DCI and NTI, which added over $8 million to gross profit. The decline in gross profit as a percent of net sales to 32% from 51% resulted from the acquisitions of DCI and NTI, which have historically operated at lower gross profit margins, reflective of the market niche each entity serves.

General and administration expenses for the three months ended September 30, 1998 increased $2.3 million (361%) to $2.9 million, from $.6 million for the three months ended September 30, 1997. The increase resulted primarily from the DCI and NTI acquisitions.

Sales and marketing expenses for the three months ended September 30, 1998 increased $2.4 million (133%) to $4.3 million, from $1.8 million for the three months ended September 30, 1997, also due primarily to the acquisitions of DCI and NTI. The higher level of expense is reflective of the increased revenue base, partially offset by lower per-sale costs applicable to the niche each of these entities serves.

For the three months ended September 30, 1998, no stock compensation or related bonus expense was recognized as compared to $1.8 million for the three months ended September 30, 1997. The stock compensation and related bonuses recognized for the three months ended September 30, 1997 was attributable to a 1996 variable stock option plan which was fully vested in 1997 and therefore has no impact on earnings for fiscal years beginning after December 31, 1997.

Amortization of intangibles for the three months ended September 30, 1998 of $3.8 million resulted from the acquisition of NTI in December 1997 and the acquisition of DCI in July 1998.

Net interest expense for the three months ended September 30, 1998 increased $7.3 million (304%) to $9.7 million for Details Capital and increased $5.4 million (225%) to $7.8 million for Details, compared to $2.4 million for the three months ended September 30, 1997. The increase in net interest expense is attributable to the increased level of borrowings in connection with the Recapitalization and the acquisitions of DCI and NTI.

Interest expense for Details Capital included approximately $2.0 million related to the Discount Notes, not included in Details.

Income taxes for the three months ended September 30, 1998 decreased $2.1 million to ($.6) million for Details Capital and decreased $1.3 million to $.2 million for Details, compared to $3.4 million for the three months ended September 30, 1997. The Company anticipates a consolidated effective income tax rate of approximately 41% for the year ending December 31, 1998 and accordingly, the Company recorded income taxes during the three months ended September 30, 1998 based on such expected effective income tax rate.

For the three months ended September 30, 1998, the company recognized an extraordinary loss on the early extinguishment of debt. This charge is related to the refinancing of the Company's senior credit agreement in conjunction with the acquisition of DCI in July 1998 (see Note 4).

Net income for the three months ended September 30, 1998 decreased $4.7 million to a loss of ($2.6) million for Details Capital and decreased $3.6 million to a loss of ($1.5) million for Details, compared to income of $2.1 million for the three months ended September 30, 1997 largely due to factors discussed above.



Nine Months Ended September 30, 1998 compared to the Nine Months ended September 30, 1997

Net sales for the nine months ended June 30, 1998 increased $60.3 million (109%) to $115.7 million, from $55.4 million for the nine months ended September 30, 1997. The increase resulted from two factors: (i) the acquisitions of DCI and NTI, which added $31.2 million and $21.6 million, respectively, to net sales; and (ii) a 16% increase in the average panel (unit) selling price realized at the Company's Anaheim facility. The increase in the average panel price realized by the Anaheim facility was driven by a demand for high layer count and more technologically advanced printed circuit boards.

Gross profit for the nine months ended September 30, 1998 increased $13.4 million (47%) to $41.8 million, from $28.4 million for the nine months ended September 30, 1997. The increase resulted from the increase in net sales at the Anaheim facility and from the acquisitions of DCI and NTI, which added $8.0 million and $2.5 million, respectively, to gross profit. The decline in gross profit as a percent of net sales to 36% from 51% resulted from the acquisitions of DCI and NTI, which have historically operated at lower gross profit margins, reflective of the market niche each entity serves.

General and administration expenses for the three months ended September 30, 1998 increased $2.9 million (178%) to $4.5 million, from $1.6 million for the nine months ended September 30, 1997. The increase resulted primarily from the DCI and NTI acquisitions. General and administration expenses remained relatively flat, however, in relation to net sales.

Sales and marketing expenses for the nine months ended September 30, 1998 increased $3.1 million (58%) to $8.4 million, from $5.3 million for the nine months ended September 30, 1997, also due primarily to acquisitions of DCI and NTI. The higher level of expense is reflective of the increased revenue base, partially offset by lower per-sale costs applicable to the niche each of these entities serves.

For the nine months ended September 30, 1998, no stock compensation or related bonus expense was recognized as compared to $5.3 million for the nine months ended September 30, 1997. The stock compensation and related bonuses recognized for the nine months ended September 30, 1997 was attributable to a 1996 variable stock option plan which was fully vested in 1997 and therefore has no impact on earnings for fiscal years beginning after December 31, 1997.

Amortization of intangibles for the nine months ended September 30, 1998 of $4.3 million resulted from the acquisition of NTI in December 1997 and the acquisition of DCI in July 1998.

Net interest expense for the nine months ended September 30, 1998 increased $16.9 million (232%) to $24.2 million for Details Capital and increased $11.1 million (150%) to $18.5 million for Details, compared to $7.4 million for the nine months ended September 30, 1997. The increase in net interest expense is attributable to the increased level of borrowings in connection with the Recapitalization and the acquisitions of DCI and NTI. Interest expense for Details Capital included approximately $5.8 million related to the Discount Notes, not included in Details.

Income taxes for the nine months ended September 30, 1998 decreased $3.2 million to $.2 million for Details Capital and decreased $.9 million to $2.5 million for Details, compared to $3.4 million for the nine months ended September 30, 1997. The Company anticipates a consolidated effective income tax rate of approximately 41% for the year ending December 31, 1998 and accordingly, the Company recorded income taxes during the nine months ended September 30, 1998 based on such expected effective income tax rate.

For the three months ended September 30, 1998, the company recognized an extraordinary loss on the early extinguishment of debt. This charge is related to the refinancing of the Company's senior credit agreement in conjunction with the acquisition of DCI in July 1998 (see Note 4).

Net income for the nine months ended September 30, 1998 decreased $6.6 million to a loss of $2.1 million for Details Capital and decreased $3.3 million for Details to $1.3 million, compared to $4.6 million for the nine months ended September 30, 1997, largely due to factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, Details Capital and Details had cash and cash equivalents of $2.2 million compared to $5.4 million as of December 31, 1997. Excluding the acquisition of DCI and the related debt financing activities, the principal source of liquidity for the 3rd quarter of 1998 was cash provided by operations.

Net cash provided by operating activities for the nine months ended September 30, 1998 was $7.1 million for Details Capital and $7.9 million for Details, compared to $11.5 million for the nine months ended September 30, 1997.

Capital expenditures and deposits on capital assets for the nine months ended September 30, 1998 were $10.3 million, compared to $3.3 million for the nine months ended September 30, 1997.

As of September 30, 1998, Details Capital and Details had long-term borrowings of $432.3 million and $365.5 million respectively. The Company has $45 million available for borrowing under its revolving credit facility, less amounts which may be in use from time-to-time. At September 30, 1998, the Company had $6 million in borrowings outstanding under its revolving credit facility. The Company has no minimum principal payment obligations under any of its borrowings for the remainder of fiscal 1998.

Based upon the current level of operations, management believes that cash generated from operations, available cash and amounts available under its Senior Credit Facility will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. Accordingly, there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available to enable the Company to service its indebtedness. The Company is highly leveraged, and its future operating performance and ability to service or refinance its indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond the Company's control.


COMPUTER SYSTEMS AND YEAR 2000

The Year 2000 issue exists because certain computer programs use only the last two digits, rather than four, to refer to a year. As a result, computer programs and systems with time-sensitive technology do not properly recognize a date using "00" as the year 2000, but as the year 1900. The extent of the potential impact of the Year 2000 problem is not yet known, but it could result in computer application and system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has developed and is currently executing a plan to ensure that its information technology (IT) systems, which include computer equipment and software as well as its non-IT systems, such as fax machines and alarm systems, will be able to function properly with respect to the Year 2000 and thereafter. The implementation of all phases of the plan, on a company-wide basis, is currently in process. The Company has existing personnel who will facilitate the identification, assessment, testing, renovation and monitoring of Year 2000 compliance issues and initiatives. The Company currently anticipates that its Year 2000 identification, assessment, testing and renovation efforts, which began in October 1997, will be completed by March 31, 1999. The Company anticipates completion of a contingency plan for dealing with the most reasonably likely worst case scenario by January 31, 1999.

The Company recently completed the identification of its IT and non-IT systems, and is now in the renovation or validation phases of its IT and non-IT systems and currently intends to implement these systems by March 31, 1999. Based upon its identification and assessment efforts to date, most of the Company's computer equipment and software it currently uses does not require replacement or modification. This is due to the relatively small size of the Company's systems and its predominately new hardware, software and operating systems. The Company estimates that as of September 30, 1998, approximately 40% of the initiatives scheduled to fully address potential Year 2000 have been completed. Following is a status of the Company's progress, identified by phase, including the estimated timetable for completion of each remaining phase:

                                                                                    PERCENT
YEAR 2000 COMPLIANCE SCHEDULE                                     TIMING            COMPLETE
-----------------------------                                     ------            --------
Phase I:   Review system compliance issues.                     10/97   1/98           100%

Phase II:  Identify and assess system compliance issues.         5/98  11/98            90%

Phase III: Testing of systems.                                   8/98   1/99            25%

Phase IV:  Resolution of system issues detected in Phase III.   10/98   3/99            10%

Phase V:   Monitor system compliance on an ongoing basis          Continuous            N/A



In addition to reviewing its internal systems, the Company has polled or is in the process of polling its outside software and other vendors, customers and freight carriers to determine whether they are Year 2000 compliant and to attempt to identify any potential issues. If the Company's customers and vendors do not achieve Year 2000 compliance before the end of 1999, the Company may experience a variety of problems which may have a material adverse effect on the Company. To the extent vendors are not Year 2000 compliant by the end of 1999, such vendors may fail to deliver ordered materials and products to the Company and may fail to bill the Company properly and promptly. Consequently, the Company may experience a shortage or surplus of inventory, affecting its ability to ship product to its customers as expected. Although the Company does not currently have a plan for addressing these potential problems, with respect to its vendors, the Company has alternative sources of supply. The Company's management does not believe that third party Year 2000 changes will have a material impact on the operating results or financial condition of the Company, however, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

The Company believes that the cost of the implementation of its Year 2000 compliance schedule, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not be material to the results of operations. The costs of the systems implementation and Year 2000 modifications are based upon management's best estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. As of September 30, 1998, the cost of bringing the Company's IT and non-IT systems into Year 2000 compliance is not expected to have a material effect on the Company's financial condition or results of operations.


RISKS ASSOCIATED WITH INTANGIBLE ASSETS

At September 30, 1998, the Company's balance sheet reflected $278.9 million of intangible assets, a substantial portion of the Company's $431.3 million of total assets at such date. The intangible assets consist of goodwill and other identifiable intangibles relating to the Company's recent acquisitions. The balances of these intangible assets may increase in future periods, principally from the consummation of further acquisitions. Amortization of these additional intangibles would, in turn, have a negative impact on earnings. In addition, the Company continuously evaluates whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of its intangible assets, which could have a material adverse effect on the results of the Company during the periods in which such a reduction is recognized. There can be no assurance that the Company will not be required to write down intangible assets in future periods.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending December 31, 1998. Reclassification of prior year financial statements for comparative purposes is required. At September 30, 1998, the Company has no elements which give rise to reporting comprehensive income.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 modifies the disclosure requirements for reportable segments and is effective for the Company's year ending December 31, 1998. This pronouncement currently has had no significant impact on the reporting practices of the Company since its adoption; and until such time that the Company diversifies its operations, management believes such pronouncement will not be applicable.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. Based upon the nature of the financial instruments and hedging activities in effect as of the date of this filing, this pronouncement would require the Company to reflect the fair value of its derivative instruments (see Note 6) on the consolidated balance sheet. Changes in fair value of these instruments will be reflected as a component of comprehensive income.



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

The Company's ability to pay principal and interest on its indebtedness will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. The Company anticipates that its operating cash flow, together with borrowings will be sufficient to meet its operating expenses and to service its debt requirements as they become due. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all.


RESTRICTIONS IMPOSED BY TERMS OF INDEBTEDNESS

The terms of the Company's indebtedness restrict, among other things, Details Capital's and Details' ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. Details is also required to maintain specified financial ratios and satisfy certain financial condition tests. Details' ability to meet those financial ratios and tests can be affected by events beyond its control, and there can be no assurance that Details will meet those tests. A breach of any of these covenants could result in a default under some or all of the Company's indebtedness agreements. Upon the occurrence of an event of default, lenders under such indebtedness could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable. If the Company were unable to repay such amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all the assets of the Company and its subsidiaries are pledged as security under the senior credit facilities.


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


DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS

During the nine months ended September 30, 1998, sales (on a pro forma basis, inclusive of the impact of the DCI and NTI acquisitions - See Note 5) to the Company's largest customer accounted for approximately 7% of the Company's net revenues. Also measured on a pro forma basis, sales to the Company's two largest customers accounted for approximately 14% of the Company's net revenues and sales to the Company's ten largest customers accounted for 36% of the Company's net revenues during the same period. There can be no assurance that the Company will not depend upon a relatively small number of customers for a significant percentage of its net revenues in the future. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the amount of manufacturing services ordered from the Company. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have an adverse effect on the Company's results of operations.


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


ABILITY TO IMPLEMENT THE COMPANY'S OPERATING AND ACQUISITION STRATEGY

The Company may from time to time pursue acquisitions of other companies, assets or product lines that complement or expand its existing business. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the costs of assimilating the operations and personnel of the acquired companies, and the potential loss of employees of the acquired companies. No assurance can be given that any acquisition by the Company will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business. The ability of the Company to implement its operating strategy and to consummate future acquisitions may require significant additional debt and/or equity capital, and no assurance can be given as to whether, and on what terms, such additional debt and/or equity capital will be available. No assurances can be given that the Company or its management team will be able to implement successfully its operating strategy, including the ability to identify, negotiate and consummate future acquisitions on terms management considers favorable.

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


VARIABILITY OF ORDERS

The level and timing of orders placed by the Company's customers vary due to a number of factors, including customer attempts to manage inventory, changes in the customer's manufacturing strategies and variation in demand for customer products due to, among other things, technological change, new product introductions, product life-cycles, competitive conditions or general economic conditions. Because the Company generally does not obtain long-term production orders or advance commitments from its customers, it must attempt to anticipate the future volume of orders based on discussions with its customers. A substantial portion of sales in a given quarter may depend on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. The Company relies on its estimate of anticipated future volumes when making commitments regarding the level of business that it will seek and accept, the mix of products that it intends to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. The Company cannot assure the timely replacement of cancelled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a group of customers could materially adversely affect the Company's business, financial condition and results of operations.


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


COMPETITION

The PCB industry is highly fragmented and characterized by intense competition. The Company principally competes with independent and captive manufacturers of complex and quick-turn PCBs. The Company's principal competitors include other independent small private companies and integrated subsidiaries of more broadly based volume producers that also manufacture multilayer PCBs and other electronic assemblies. Some of the Company's principal competitors are less highly-leveraged than the Company and may have greater financial and operating flexibility. Moreover, the Company may face additional competitive pressures as a result of changes in technology.

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


CONTROLLING STOCKHOLDERS

Certain investment funds associated with Bain Capital, Inc. (the "Bain Capital Funds") hold approximately 38% (on a fully-diluted basis) of the outstanding voting stock of Holdings, the sole stockholder of Intermediate, which is the sole stockholder of Details Capital which, in turn, is the sole stockholder of Details. In addition, the Bain Capital Funds and all of Holdings' other stockholders have entered into a stockholders agreement regarding, among other things, the voting of such stock. By virtue of such stock ownership and these agreements, the Bain Capital Funds have the power to control all matters submitted to stockholders of the Holdings and its subsidiaries, to elect a majority of the directors of Holdings and its subsidiaries, and to exercise control over the business, policies and affairs of the Company.


FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing "Computer Systems and Year 2000" and "Factors That May Affect Future Results" sections, however, the operations and results of the Company's business also may be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in the Company's reports filed with the Securities and Exchange Commission.

                           PART II OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is currently not a party to any material legal actions or proceedings.

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

 (a) List of Exhibits:
     -----------------

     27.1 Financial Data Schedule for Details, Inc.

     27.2 Financial Data Schedule for Details Capital Corp.


 (b) Reports on Form 8-K:
     --------------------

On August 5, 1998, Details Capital Corp. and Details, Inc. filed a Report on Form 8-K, describing the transactions which consummated the acquisition of DCI. Included in this filing were: (i) the DCI audited historical consolidated financial statements at, and for the three years ended, December 31, 1997 and
(ii) the Details Capital Corp. and Details, Inc. unaudited consolidated pro forma financial statements at, and for the six month period ended, June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Details Capital Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in city of Anaheim, state of California, on the 11th day of November, 1998.


                             DETAILS CAPITAL CORP.

                                       By: /s/ Bruce D. McMaster
                                           ---------------------

                                           Name: Bruce D. McMaster
                                           Title: President and CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


        Signature                   Title                      Date
        ---------                   -----                      ----

  /s/ Joseph P. Gisch      Vice President and Chief      November 11, 1998
  -------------------      Financial Officer
      Joseph P. Gisch       (principal financial and
                           chief accounting officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Details, Inc. has duly caused this annual report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 11th day of November, 1998.


                                 DETAILS, INC.

                                      By:  /s/ Bruce D. McMaster
                                           ---------------------

                                           Name: Bruce D. McMaster
                                           Title: President and CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signature                   Title                      Date
        ---------                   -----                      ----

  /s/ Joseph P. Gisch      Vice President and Chief      November 11, 1998
  -------------------      Financial Officer
      Joseph P. Gisch       (principal financial and
                           chief accounting officer)