Form 10-K405
period 1998-12-31
DDI CAPITAL CORP/DYNAMIC DETAILS INC; DETAILS INC
filed 1999-03-31
CIK 1050119, 1050117

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

FOR THE YEAR ENDED DECEMBER 31, 1998          COMMISSION FILE NUMBER 333-41187
                                                                     333-41211

                               _________________

                               DDi CAPITAL CORP.
                         DYNAMIC DETAILS, INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               CALIFORNIA                                     33-0780382
         (STATE OR OTHER JURISDICTION                         33-0779123
      OF INCORPORATION OR ORGANIZATION)                   (I.R.S. EMPLOYER
                                                         IDENTIFICATION NO.)
               1220 SIMON CIRCLE
               ANAHEIM, CALIFORNIA
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   92806
                                                              (ZIP CODE)

                                (714) 688-7200
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

  On December 31, 1998, all of the voting stock of Dynamic Details, Incorporated was held by DDi Capital Corp. and all of the voting stock of DDi Capital Corp. was held by DDi Intermediate Holdings Corp. which is wholly owned by DDi Holdings Corp.

  As of December 31, 1998, Dynamic Details, Incorporated had 100 shares of common stock, par value $.01 per share, outstanding and DDi Capital Corp. had 1,000 shares of common stock, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


The following documents are incorporated herein by reference: None


                               DDi CAPITAL CORP.
                        AND ITS WHOLLY-OWNED SUBSIDIARY
                         DYNAMIC DETAILS, INCORPORATED

                                FORM 10-K INDEX

PART I                                                                Page

Item 1    Business                                                      4

Item 2    Description of Property                                       9

Item 3    Legal Proceedings                                             9

Item 4    Submission of Matters to a Vote of Security Holders           9

PART II

Item 5    Market for the Registrants' Common Equity and Related        10
          Stockholder Matters

Item 6    Selected Financial Data                                      10

Item 7    Management's Discussion and Analysis of Financial            12
          Condition and Results of Operations

Item 7A   Quantitative and Qualitative Disclosures About Market        26
          Risk

Item 8    Financial Statements and Supplementary Data                  26

Item 9    Changes in and Disagreements with Accountants on             26
          Accounting and Financial Disclosure

PART III

Item 10   Directors and Executive Officers of the Registrants          27

Item 11   Executive Compensation                                       31

Item 12   Security Ownership of Certain Beneficial Owners
          and Management                                               39

Item 13   Certain Relationships and Related Transactions               41

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and                 44
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


PART I.

ITEM 1.  BUSINESS

INTRODUCTION

  DDi Capital Corp. (f/k/a Details Capital Corp.)("DDi Capital") is a wholly-owned subsidiary of DDi Intermediate Holdings Corp. (f/k/a Details Intermediate Holdings Corp.) ("Intermediate") which is a wholly-owned subsidiary of DDi Holdings Corp. (f/k/a Details Holdings Corp.) ("Holdings") and Dynamic Details, Incorporated (f/k/a Details, Inc.) ("DDi") is a wholly-owned subsidiary of DDi Capital. On November 3, 1997, Holdings organized DDi as a new wholly-owned subsidiary, and contributed substantially all of its assets, subject to certain liabilities, to DDi. On November 19, 1997, Holdings organized DDi Capital and on February 10, 1998, Holdings contributed substantially all of its assets (consisting primarily of all of the shares of capital stock of DDi), subject to certain liabilities, to DDi Capital. On July 15, 1998, Holdings organized Intermediate as a wholly-owned subsidiary and contributed its ownership of DDi Capital to Intermediate. As used herein, the "Company" means DDi Capital and its wholly-owned subsidiaries, including DDi, or their predecessor entities as the context requires. Each registrant has its principal executive offices at 1220 Simon Circle, Anaheim, California and their telephone number is (714) 688-7200.

  On December 22, 1997, DDi acquired all of the outstanding shares of common stock of Colorado Springs Circuits, Inc., a Colorado corporation d/b/a NTI ("NTI"). The acquisition of NTI is described in more detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - NTI Acquisition."

  On July 23, 1998, DDi acquired all of the outstanding shares of common stock of Dynamic Circuits, Inc. ("DCI"), a California corporation. The acquisition of DCI is described in more detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - DCI Acquisition."

  The Company believes, based on industry data, that it is a leading designer, manufacturer and marketer of complex printed circuit boards ("PCBs") for the time-critical or "quick-turn" segment of the domestic PCB industry, as well as for longer-lead PCBs, backplanes, and interconnects. Printed circuit boards are the basic platforms used to interconnect microprocessors, integrated circuits, and other components essential to the functioning of virtually all electronic products. Quick-turn and longer-lead PCBs, in prototype and pre-production quantities, are used in the design, test and launch phases of new electronic products. The quick-turn and longer-lead markets are characterized by higher margins, faster growth and greater customer diversity than the mass production market. Approximately 91% of the Company's sales for the year ended December 31, 1998 are attributable to the design and manufacture of complex quick-turn and longer-lead PCBs. Complex PCBs are those employing difficult to manufacture specifications such as high layer counts, dense circuitry designs, and exotic materials. The Company's advanced engineering capability enables it to produce boards with up to 40 layers employing leading-edge fabrication technologies. The Company produces PCBs for over 1,000 customers across a wide range of end-use markets including the telecommunications, computer, contract manufacturing, industrial instrumentation, and consumer electronics industries.

PRODUCTS AND SERVICES

  The majority of the Company's business consists of building complex printed circuit boards for sophisticated electronics products on a quick-turn and longer-lead delivery basis and involves working closely with its customers from the initial design stage through product development and launch. The Company's product offering includes boards using super-fine line spaces and traces, buried resistors and capacitors, microvias and a wide range of substrates and materials. All of the Company's products are manufactured to customer order. The Company's PCBs are utilized in cellular phones, telecommunications equipment, computers and peripherals, computer networking equipment, medical devices, sophisticated industrial equipment and other high growth electronic applications. In addition to direct sales to OEMs, the Company sells to contract manufacturers.

  The Company and its affiliates provide design and engineering assistance in the early stages of product development to ensure that both mechanical and electrical considerations are integrated into a cost-effective manufacturing solution. In doing so, the Company often recommends and assists in design changes to reduce manufacturing costs and lead times or to increase manufacturing yields and the quality of the finished product. This cooperative approach enables the Company to gain valuable insight into the future technology requirements of its customers and to obtain opportunities for subsequent prototype and pre-production business.


MANUFACTURING

  The production of complex printed circuit boards is an extensive and sequential process. A variety of manufacturing operations are utilized, including: (i) graphic operations such as photoprinting, screen printing, and phototool generation; (ii) chemical operations such as copper deposition, electroplating and etching; (iii) mechanical operations such as lamination, drilling and routing; and (iv) electronic operations such as computer-aided manufacturing ("CAM"), automated optical inspection, and electrical testing. The Company believes that the highly specialized equipment it uses is among the most advanced in the industry.

  The Company utilizes a number of advanced processes and technologies, including direct chip attached, multichip module-laminate, ball grid array, chip on board, tape automated bonding, flip chip, and high density interface. The Company also maintains the capability to produce less sophisticated plate-through-hole circuit ("PTH") boards. The Company's engineering operations consist of over 200 engineering professionals (including approximately 120 front-end) dedicated to improving the design and functionality of its customers' products. The Company utilizes state-of-the-art equipment to implement advanced technologies such as high density interface (microvias), blind and buried vias, buried capacitors and resistors, electroless gold (wire bond), and controlled and differential impedance to meet customer specifications. The Company is qualified under various industry standards for the manufacture of PCBs. Such qualifications include Bellcore compliance for telecommunications products and UL (Underwriters Laboratories) approval for electronics. In addition, all of the Company's PCB manufacturing facilities are ISO-9002 certified. These certifications require that the Company meet certain standards related to management, production design, production and quality control, among others.

  The Company seeks to maximize the use of its manufacturing capacity. This requires efficient management of time-critical production schedules. In addition, the Company opportunistically augments its quick-turn capacity with pre-production and longer-lead orders. The majority of engineering and manufacturing takes place at the Company's facilities in Anaheim, California; Colorado Springs, Colorado; Milpitas, California; Dallas, Texas; Garland, Texas; Marlborough, Massachusetts; and La Grange, Georgia.


TECHNOLOGY, DEVELOPMENT AND PROCESSES

  The Company maintains a strong commitment to research and development, focusing its efforts on enhancing existing capabilities as well as developing new technologies. The Company's staff of over 200 experienced engineers, chemists and laboratory technicians works in conjunction with the Company's sales staff to identify specific needs and develop innovative, high performance solutions to customer issues. This method of product development allows customers to augment their own internal development teams while providing the Company with the opportunity to gain an in-depth understanding of its customers' businesses, thereby enabling it to better anticipate and serve their future needs.

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

  The Company markets its products and manufacturing services through an expansive network consisting of 13 representative organizations with approximately 50 manufacturers' representatives across the country complemented by a direct sales force of 95 individuals. Approximately 50% of the Company's net sales in the fiscal year ended December 31, 1998 were generated through manufacturers' representatives and 50% through its direct sales force. For many of these representatives, the Company is their largest revenue source and their exclusive prototype supplier. The Company's representative network covers the entire United States. The Company is expanding internationally and, in 1997, opened an office in London, England, now staffed with 4 individuals. The Company's marketing methodology of introducing its capabilities and providing technical support to customers requires extensive interaction with its customers. Consequently, the Company augments the manufacturer's representatives network's sales efforts by providing extensive marketing, engineering and technical support. The Company utilizes fully trained sales representatives and its own engineering force to provide customer service during all aspects of pre-production and prototype board fabrication.


MARKETS AND CUSTOMERS

  The Company believes that it has one of the broadest customer bases in the industry, with more than 1,000 customers consisting primarily of leading OEMs and contract manufacturers in a wide range of end-use markets. The Company's customers principally consist of telecommunications, industrial and business computer companies, as well as medical, semiconductor equipment and manufacturers. During the year ended December 31, 1998, sales (on a pro-forma basis, inclusive of the DCI acquisition-see Note 12 to the Consolidated Financial Statements) to the Company's largest customer, Alcatel, accounted for approximately 7.9% of the Company's net revenues. Also measured on a pro-forma basis, sales to the Company's two largest customers accounted for approximately 14.8% of the Company's net revenues during the year ended December 31, 1998 and sales to its ten largest customers accounted for approximately 36.2% during the same period. The Company's customer list includes leading manufacturers of telecommunications equipment, computer workstations and servers, semiconductor fabrication, industrial products, computer assemblers, and contract manufacturing firms. The Company has been successful at retaining customers. The Company's active customer base (defined as customers who have placed orders within the month of measurement) has grown from December 1994 at a compound annual growth rate of 49%, inclusive of the growth attributable to the acquisitions of NTI in 1997 and DCI in 1998, to approximately 600 customers as of December 1998. The Company believes that its ability to rapidly respond to changes in demand for new or modified board designs with consistent high quality is a major factor in building customer partnerships.

  The following table shows, for the periods indicated, the Company's sales and the percentage of its sales in each of the principal end-user markets it serves for the fiscal years ended December 31, 1996 through 1998.



                                     FISCAL YEAR ENDED DECEMBER 31,
                                     ------------------------------
MARKETS                         1996             1997             1998
-------                         ----             ----             ----
                                             (in millions)
Telecommunications           $  20.5   30%   $  22.8   29%    $ 55.3   32%
Computer                        25.3   38%      34.2   43%      54.3   31%
Automotive and Industrial        2.7    4%       1.3    2%       8.0    5%
Turnkey                          7.0   10%      12.6   16%      42.5   24%
Governmental Aerospace           3.0    4%       4.0    5%       3.3    2%
Test Instruments                 1.1    2%       1.7    2%       3.8    2%
Other                            7.9   12%       2.2    3%       7.7    4%
                             -------------   -------------    ------------
     Total                   $  67.5  100%   $  78.8  100%    $174.9  100%
                             =============   =============    ============

  The Company's core strategy is focused on serving the domestic quick-turn and longer-lead PCB market. It has broad national coverage and services customers in all regions of the country. The Company is also expanding internationally, and in 1997, opened an office in London, England, which is now staffed with 4 individuals. The Company currently has no immediate plans for international expansion beyond its sales office in London, England.


SUPPLIERS

  The Company's raw materials inventory is small in comparison to sales and must be regularly and rapidly replenished. The Company uses "just-in-time" procurement practices to maintain its raw materials inventory at low levels and works closely with its suppliers to incorporate technological advances in the raw materials it purchases. Although the Company prefers certain suppliers for some raw materials, multiple sources exist for all materials. Adequate amounts of all raw materials have been available in the past and the Company believes this will continue in the foreseeable future. If raw materials become unavailable, however, it could hurt the Company's ability to provide quick-turn service to its customers.

  The primary raw materials used by the Company in its manufacturing process are core materials (copperclad layers of fiberglass of varying thickness impregnated with bonding materials), chemical solutions (copper, gold, etc.) for plating operations, photographic film, carbide drill bits, and other supplies such as copper anodes which are used in plating operations.


COMPETITION

  The PCB industry is highly fragmented and characterized by intense competition. The Company principally competes with independent and captive manufacturers of complex circuit boards in the time-critical segment of the PCB industry. The Company's principal competitors include other independent, small private companies and integrated subsidiaries of more broadly based volume producers. Some of the Company's principal competitors are less highly-leveraged than the Company and may have greater financial and operating flexibility. Moreover, the Company may face additional competitive pressures as a result of changes in technology.

  Competition in the complex and time-critical segment of the PCB industry has increased due to the consolidation trend in the industry, which results in potentially better capitalized and more effective competitors. The Company's basic technology is generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations.


EMPLOYEES

  As of December 31, 1998, the Company had approximately 1,800 employees, none of whom are represented by unions. The Company has not experienced any labor problems resulting in a work stoppage and believes it has good relations with its employees.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company conducts its operations within approximately 463,700 square feet of building space. The Company's significant facilities are as follows:

                                                                     REMAINING
       LOCATION                       FUNCTION      SQUARE FEET      ---------
       --------                       --------      -----------        LEASE
                                                                       -----
                                                                       TERM
                                                                       ----
       Anaheim, California           Operations         95,000     2 to 7 years    (a)
       Garland, Texas                Operations         84,000          N/A        (b)
       Milpitas, California          Operations         72,000    2 to 3.5 years   (c)
       Colorado Springs, Colorado    Operations         66,000       4.5 years
       Dallas, Texas                 Operations         49,000       3 years
       Marlborough, Massachusetts    Operations         32,500       6.5 years
       La Grange, Georgia            Operations         30,000       5 months      (c)
       Colorado Springs, Colorado     Storage           17,000       4.5 years
       Milpitas, California           Storage            9,000       5 years
       Sunnyvale, California          Storage            5,000       2 years
       Garland, Texas                 Storage            1,500          N/A        (b)
       London, England               Operations          1,500       4 years
       Frederick, Maryland           Operations            700       6 months      (c)
       Golden, Colorado              Operations            500       1.5 years
                                                  ------------------
                                                       463,700

       (a) All of these leases have an option to renew or to purchase the property at fair market value after a specified date during the lease term.

       (b)  The Company owns this facility.

       (c) All of these leases have an option to renew for a period ranging from one to ten years.

  The Company believes its facilities are currently adequate for its operating needs.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is a party to various legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  In the fourth quarter of 1998, the stockholders of DDi Capital Corp. and the stockholders of Dynamic Details, Incorporated voted unanimously to approve amendments to the Articles of Incorporation of each company adopting their respective current names.

PART II


ITEM 5. MARKET FOR THE REGISTRANTS' COMMON STOCK

  There is no established trading market for the common stock of DDi or DDi Capital. As of December 31, 1998, DDi had 100 shares of common stock, par value $.01 per share, outstanding, all of which were held by DDi Capital, and DDi Capital had 1,000 shares of Common Stock, par value $.01 per share outstanding, all of which were held by Intermediate, which is wholly-owned by Holdings. DDi's ability to pay dividends is limited under an indenture dated as of November 18, 1997 between DDi and State Street Bank & Trust Co. as trustee (the "Senior Subordinated Note Indenture"), and under the Senior Credit Facilities (as defined below). DDi Capital's ability to pay dividends is limited under an indenture dated November 18, 1997, as supplemented by a supplemental indenture dated February 10, 1998 among Holdings, DDi Capital and State Street Bank & Trust Co. as trustee (the "Indenture").


ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data with respect to the consolidated statements of operations for the years ended December 31, 1997 and 1998 and the balance sheet data as of the end of each fiscal year of both DDi Capital and DDi are derived from the audited financial statements of DDi Capital and DDi. The selected financial data with respect to the consolidated statements of operations for each of the three years ended December 31, 1996 and the balance sheet data as of the end of each such fiscal year are derived from the audited financial statements of Holdings, as predecessor to each of DDi Capital and DDi. The following information should be read in conjunction with the consolidated financial statements and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                      Year Ended December 31,
                                               -----------------------------------------------------------------------------
                                               PRE-RECAPITALIZATION COMPANY                   DDi                   DDi
                                                                                  DDi       Capital       DDi     Capital
                                               1994        1995       1996        1997        1997        1998      1998
                                               ----        ----       ----        ----        ----        ----      ----
                                                                         (in thousands)
                                                                          ------------
STATEMENT OF OPERATIONS DATA:
  Net sales.................................  $ 44,086   $ 59,370   $ 67,515   $  78,756   $  78,756   $ 174,853   $ 174,853
  Cost of goods sold........................    20,415     25,156     30,505      38,675      38,675     119,288     119,288
                                              --------   --------   --------   ---------   ---------   ---------   ---------
    Gross profit............................    23,671     34,214     37,010      40,081      40,081      55,565      55,565
  Operating expenses:
    Compensation to CEO/(1)/................       412        418      1,055       2,149       2,149       -           -
    General and administration..............     1,385      1,789      1,929       2,057       2,057       8,442       8,463
    Sales and marketing.....................     3,542      5,293      5,989       7,278       7,278      12,801      12,801
    Stock compensation and related

      bonuses/(2)/............................            --         --         --      31,271      31,271          --          --
                                                    --------   --------   --------   ---------   ---------   ---------    --------

Amortization of intangibles...................            --         --         --          --          --      10,899      10,899
Write-off of acquired in-process research and
 development..................................            --         --         --          --          --      39,000      39,000
                                                    --------   --------   --------   ---------   ---------   ---------    --------
Operating income (loss).......................        18,332     26,714     28,037      (2,674)     (2,674)    (15,577)    (15,598)
Interest expense (net)........................          (168)      (328)    (9,416)    (17,852)    (25,196)    (27,483)    (35,320)
                                                    --------   --------   --------   ---------   ---------   ---------    --------
Income (loss) before income taxes
 and extraordinary loss.......................        18,164     26,386     18,621     (20,526)    (27,870)    (43,060)    (50,918)
Income tax benefit (expense) /(3)/............          (273)      (396)    (6,265)      8,030      10,858        (471)      2,675
Extraordinary loss /(4)/......................            --         --         --      (1,588)     (1,588)     (2,414)     (2,414)
                                                    --------   --------   --------   ---------   ---------   ---------    --------
Net income (loss).............................      $ 17,891   $ 25,990   $ 12,356   $ (14,084)  $ (18,600)  $ (45,945)   $(50,657)
                                                    ========   ========   ========   =========   =========   =========    ========

OTHER FINANCIAL DATA:
  EBITDA/(5)/.................................      $ 19,214   $ 27,768   $ 30,084   $    (106)  $    (106)  $  43,534    $ 43,513
  Adjusted EBITDA/(6)/........................        19,626     28,186     31,139      33,314      33,314      45,413      45,393
  Depreciation................................           882      1,054      2,047       2,568       2,568       9,212       9,212
  Cash provided by operating activities.......        18,094     26,141     12,158       9,099       9,099      18,899      18,899
  Cash flow used in investing activities......          (844)    (2,946)    (3,577)    (44,948)    (44,948)   (194,813)   (194,813)
  Cash provided (used in) financing
    activities................................       (15,156)   (26,409)    (8,885)     41,057      41,057     172,442     172,442
  Ratio of earnings to fixed charges /(7)/....         51.5x      46.6x       3.0x        - (9)       - (9)       - (9)       - (9)

BALANCE SHEET DATA (END OF PERIOD):
  Working capital.............................      $    (96)  $ (2,264)  $ (3,514)  $  20,762   $  23,589   $  13,181      13,181
  Total assets................................        12,015     13,081     27,503     102,571     108,862     358,457     362,166
  Total debt..................................         1,316      1,982     94,101     212,550     273,518     369,540     438,345
  Equity (net capital deficiency)/(8)/........         2,806      2,500    (72,674)   (136,548)   (191,225)    (77,948)   (137,970)

(1) Represents compensation paid to the Company's former CEO, who also was the sole shareholder since the Company's inception through the Initial Recapitalization (as defined) and whose employment terminated on October 28, 1997.
(2) Represents stock compensation and related bonuses under the Company's 1996 Stock Option Plan (as defined) in connection with the Recapitalization.
(3) Prior to February 1996, the Company elected to be taxed as an "S" corporation and paid income taxes at a reduced rate. On a pro forma basis, income tax expense would have been higher by the following amounts: 1994- $7,175; 1995-$10,425 and 1996-$1,295.
(4) Represents unamortized debt issue costs expensed as a result of the early extinguishment of the related debt, net of income tax benefit of $1,104 and $1,480 in 1997 and 1998, respectively.
(5) "EBITDA" is defined herein as earnings before income taxes, depreciation, amortization and net interest expense. EBITDA is presented because the Company believes it is frequently used by security analysts in the evaluation of companies and as EBITDA is used as a basis of measurement under certain credit indenture covenants. However, EBITDA should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles.
(6) "Adjusted EBITDA" is defined herein as EBITDA adjusted for: (i) certain items of income which are not expected to be incurred by the Company subsequent to the Transactions (as described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations")
     (ii) the exclusion of $719 in non-cash expense allocations to the Company by its parent, Intermediate in 1998. Prior to 1998, these adjustments consist of the compensation paid to the Company's former CEO whose employment terminated on October 28, 1997 and stock compensation and related bonuses under the Company's 1996 Stock Option Plan. For 1998, these adjustments consist primarily of severance compensation to certain employees terminated in conjunction with the acquisitions of NTI and DCI (See discussion of SIGNIFICANT TRANSACTIONS in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations") and approximately $650 in non-cash expense allocations from Intermediate.
(7) For purposes of computing this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense and the estimated interest portion of rent expense.
(8) The decrease in the net capital deficiency from December 31, 1997 to December 31, 1998 reflects capital contributions in connection with the DCI acquisition (see Note 12 to the Consolidated Financial Statements), partially offset by the net losses incurred by DDi and DDi Capital for the year ended December 31, 1998. The net capital deficiency as of December 31, 1997 reflects the Recapitalization that took place in October of 1997 and the net capital deficiency as of December 31, 1996 reflects the Initial Recapitalization that took place in January of 1996.
(9) Historical earnings were deficient in covering fixed charges for DDi and DDi Capital by $20.5 million and $27.9 million, respectively in 1997 and by $43.1 million and $50.9 million, respectively, in 1998. On a pro forma basis, assuming the Senior Subordinated Notes (as defined) and Discount Notes (as defined) were outstanding at the beginning of 1997 and after eliminating the non-recurring stock compensation and related bonuses, the ratio of earnings to fixed charges would have been 3.2 x and 2.4 x for DDi and DDi Capital, respectively in 1997. On a pro-forma basis, assuming the acquisition of DCI was consummated at the beginning of 1998 and after eliminating the non-recurring $39 million write off of acquired in-process research and development related to the acquisition of DCI, the ratio of earnings to fixed charges would have been .8x and .6x for DDi and DDi Capital, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW


  The Company believes, based on industry data, that it is a leading designer, manufacturer and marketer of complex PCBs for the time-critical or "quick-turn" segment of the domestic PCB industry, as well as for longer-lead PCBs, backplanes, and interconnects. The Company produces PCBs for over 1,000 customers across a wide range of end-use markets including the telecommunications, computer, contract manufacturing, industrial instrumentation and consumer electronics industries.

  For the year ended December 31, 1998, approximately 91% of the Company's sales were attributable to the design and manufacture of quick-turn and longer-lead PCBs. The Company's net sales have grown at a compound annual growth rate of 41.4%, inclusive of the growth attributable to the acquisitions of NTI in 1997 and DCI in 1998, from $44.1 million in fiscal year ended December 31, 1994 to $174.9 million in the fiscal year ended December 31, 1998.

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

  On October 28, 1997, the Company was recapitalized (the "Recapitalization") through the merger (the "Merger") of DI Acquisition Corp. with and into Holdings. In connection with the Recapitalization, (i) certain stockholders and optionholders of Holdings received an aggregate amount of cash equal to approximately $184.3 million (plus future escrow payments of approximately $8.6 million), (ii) CMC retained a portion of its investment in Holdings representing approximately 7.7%, and certain other stockholders of Holdings retained a portion of their investments in Holdings representing approximately 2.8%, of the fully-diluted equity of Holdings (in each case after giving effect to the Recapitalization and related transactions) (collectively, the "Existing Owner Rollover"), and (iii) management retained certain shares representing approximately 11.3%, and certain options to acquire shares of common stock of Holdings representing approximately 5.8%, of the fully-diluted equity of Holdings (after giving effect to the Recapitalization and related transactions) (collectively, the "Management Rollover Equity"). In addition, in connection with the Recapitalization, management acquired additional shares and options to acquire additional shares representing 10.4% of the fully-diluted equity of Holdings (after giving effect to the Recapitalization and related transactions). After the Recapitalization, management held shares and options representing approximately 27.5% of the fully diluted equity of Holdings.

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

  On November 3, 1997, Holdings organized DDi and contributed substantially all of its assets, subject to certain liabilities (other than the Holdings Facility) to DDi. On November 19, 1997, Holdings formed DDi Capital and on February 10, 1998, Holdings contributed substantially all of its assets (consisting primarily of all of the shares of capital stock of DDi), subject to certain liabilities, including the Discount Notes (as defined below), to DDi Capital. The DDi Capital financial statements as of and for the year ended December 31, 1997 have been prepared as if the contribution of Holdings' assets and liabilities occurred in connection with the Recapitalization.

  In connection with the Transactions, DDi and DDi Capital incurred certain nonrecurring charges as follows: (i) fees and interest charges on Bridge Loans (aggregating $4 million for DDi and $10.5 million for DDi
Capital); (ii) $31.2 million for the accelerated vesting of variable stock purchase options and related bonuses; (iii) $2.7 million for the early extinguishment of long-term debt, before income taxes; and (iv) $1.2 million for the buyout of the former CEO's employment contract. These charges were expected to generate income tax benefits at an effective rate of approximately 41%.

NTI ACQUISITION

  On December 22, 1997, DDi acquired all of the outstanding shares of common stock of NTI for approximately $38.9 million. The purchase price included the assumption of approximately $7.4 million of NTI's debt. The acquisition was funded in part through the issuance of additional equity interests in Holdings in the aggregate amount of $10.2 million to certain existing investors in Holdings as well as three new investors, including an existing investor in NTI. The remainder of the purchase price was funded with cash from Holdings and a $25 million term loan borrowing under the DDi Term Loan Facilities (the "Acquisition Facility").

  NTI manufactures complex PCBs for OEMs in the electronics industry and focuses primarily on pre-production market opportunities with lead times of 10 to 20 days and is operated as a wholly-owned subsidiary of the Company.

  The NTI acquisition was accounted for under the purchase method of accounting. As a result, the total acquisition cost was allocated to the estimated fair value of tangible and intangible assets acquired and liabilities assumed. Based upon management's assessment of the fair value of the assets acquired and liabilities assumed, the Company recorded approximately $27 million in goodwill, which is being amortized over a period of twenty-five years. Management determined the estimated life of goodwill based on the prior operating history of NTI and the economic factors of NTI's business. NTI has no significant proprietary products or technology for which an allocation of purchase price would be made.

DCI ACQUISITION

  On July 23, 1998, pursuant to a Stock Contribution and Merger Agreement (the "Agreement"), the Company consummated the acquisition (the "Transaction") of Dynamic Circuits, Inc. ("DCI") for aggregate consideration of approximately $250 million which consisted of a partial redemption, by way of a merger, of DCI's outstanding capital stock for cash with the remaining capital stock being contributed to Holdings in exchange for shares and options to purchase shares of the voting common stock of Holdings (estimated value of approximately $73 million). The capital stock of DCI received by Holdings was concurrently contributed through Intermediate and through DDi Capital to DDi. The Transaction was financed with a new $300 million DDi senior bank facility (the "New Senior Credit Facility") and by $33 million of newly issued senior discount notes of Intermediate. Intermediate contributed the funds generated by the issuance to DDi Capital, and through DDi Capital to DDi. In connection with the new financing, DDi used $106.1 million of the proceeds to retire all of its existing senior term debt, which resulted in an extraordinary loss of $2.4 million, net of related income taxes of $1.5 million.

  DCI is a manufacturer of complex printed circuit boards, backplane assemblies and electromechanical interconnect devices based in California, Texas, Georgia and Massachusetts and is operated as a wholly-owned subsidiary of DDi.

  The Transaction was accounted for under the purchase method of accounting. As a result, DDi allocated the purchase price of the acquisition based on the fair value of the assets acquired and the liabilities assumed. Significant portions of the DCI purchase price were identified as intangible assets. Valuation techniques were employed which reflect recent guidance from the Securities and Exchange Commission on approaches and procedures to be followed in developing allocations to acquired in-process research and development ("in-process R&D").

  The final purchase price allocation includes the identification of $39 million of in-process R&D. This allocation represents the estimated fair value, based upon risk-adjusted cash flows, of DCI's in-process R&D projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the R&D in process had no alternative future uses. Accordingly, these costs were expensed in the year ended December 31, 1998.

  The remaining DCI purchase premium was allocated to identifiable intangibles and goodwill and is being amortized over various periods ranging up to 20 years, with an average amortization period of 8 years. The following presents a summary of the significant technologies comprising the acquired in-process R&D valuation, a summary of valuation assumptions for the in-process R&D, and an overview of the approach used to assess the fair values and the estimated lives of the identifiable intangibles and goodwill.

In-Process R&D
--------------

  Since its inception, DCI has rapidly emerged as a highly profitable, technologically advanced manufacturer of complex printed circuit boards, pioneering improvements in circuit density, board layering, board features, and technical performance. DCI's technologies, engineering skills, and advanced manufacturing capabilities have been used with considerable success in a wide array of market sectors including networking, telecommunications, and automotive.

  Integral to DCI's achievements has been the creation of extensive design and manufacturing capabilities and development of important intellectual property. While DCI's developed technologies have been instrumental to its success, its offerings (as part of the DDi group of companies) are expected to change significantly over the coming years. This trend is expected to continue into the foreseeable future. DCI has competed in market sectors that are characterized by rapid change, increasingly shorter product life cycles, and intense competitive pressures. As a result, the company has devoted significant resources toward the development of new and improved product solutions in order to remain competitive in the marketplace. Some of these efforts borrow from DCI's existing technologies, while other developments present a complete departure from previous technology solutions. The realization of these developments have been deemed vital to achieving DCI's long-term strategy and survival. As part of the DDi group of companies, the value of the in-process R&D inherent in the acquisition is expected to contribute significantly to DDi's total product capabilities, business model, growth, and financial results over the next several years.

  DCI's R&D projects were focused on the discovery of new, technologically advanced knowledge and more complete solutions to customer needs, the conceptual formulation and design of possible alternatives, as well as the testing of process and product cost improvements. If successful, these efforts would enable DCI to provide customers with reductions in design cycle times, lower costs, and improvements in integrated circuit design, product quality and overall functional performance. Additionally, these efforts would enable DCI to further penetrate existing markets, pursue new markets effectively and expand the business, reduce production cycle and lead times and increase manufacturing throughput.

  The in-process R&D projects are time consuming and difficult to complete. As of the acquisition date, the estimated remaining costs to bring the projects under development to technological feasibility are over $2 million. These outlays are expected to occur over a period of approximately twelve to eighteen months following the acquisition. There is substantial risk associated with the completion of each project, and there is no assurance that each R&D project will yield either technological functionality or commercial success. Furthermore, as is common to R&D efforts, DCI has previously experienced developmental setbacks where the time required to fully develop critical technology driven steps and to complete reliability testing have been underestimated. If the R&D projects are not completed as planned, they will neither satisfy the technological requirements of a rapidly changing market nor be cost effective.

  The following is a description of the significant research and development projects that were under development at the acquisition date which comprised the aggregate in-process R&D charge of $39 million:

  Maximum Layer Count (Prototypes) -- Prototype PCBs manufactured by DCI, as well as those of any manufacturer, are subject to a maximum layer count that the various technologies employed by the manufacturer can accommodate. As the functionality of electrical components continues to increase, PCBs must be designed with greater connectivity while maintaining or reducing board size. Higher layer count is one solution to addressing the need for increased connectivity. DCI's R&D efforts with regard to increasing its existing layer count limitation are aimed at addressing each of the technology issues constraining this maximum. Together, these technology issues affect several of the primary manufacturing processes. The associated in-process R&D charge for this technology is $6.5 million.

  Line & Space Tolerances -- High output electronic components with fine pitches require line and space widths to become narrower. Certain tolerances are beyond the capabilities of existing technology and will require significant changes to key manufacturing processes. In response to market demands, DCI has been developing the technological capability to produce PCBs with line and space tolerances necessitated by certain electronic components. The associated in-process R&D charge for this technology is $5.9 million.

  Specialty Surface Finishes -- DCI uses several standard specialty coatings and surface finishes to protect and permit solderability on the PCB. To meet the more exacting product specifications expected by DCI's customers, new specialty finishes will be required for future products. As of the acquisition date, DCI was developing next generation surface finish alternatives that will address new market functionality requirements as well as significantly increase yields and lower costs. The associated in-process R&D charge for this technology is $5.6 million.

  Micro Blind Vias -- This technology represents a revolutionary development in blind vias, applicable to certain high-frequency product designs. DCI's R&D efforts are targeted toward providing a broad array of micro blind via solutions. The associated in-process R&D charge for this technology is $4.6 million.

  Specialty Materials -- As components and systems become more functional and smaller, the assembly of high density chip packages onto PCBs becomes more technologically challenging. As a result, a more radical array of materials technology requirements has presented itself for many next generation high performance electrical products. In response to these market drivers, DCI has invested significant resources towards the development of materials with high temperature tolerance, high speed and/or low loss characteristics. The advantages of certain materials include the ability to tolerate heat and other stresses, provide cost savings relative to other materials, improve signal integrity, and provide compatibility with other conventional fabrication processes. The associated in-process R&D charge for this technology is $4.3 million.

  Intelligent Backpanels -- Historically, the backpanel acts as a passive component of an electrical system. Customer requirements now necessitate the use of active, intelligent backpanels that serve as an integral part of the logic design in an electrical system. As of the acquisition date, DCI was developing the technology to accommodate such requirements. The associated in-process R&D charge for this technology is $4.1 million.

  Flexible Circuits -- Avionics, military, and mobile communication applications must perform with high reliability under demanding conditions. In order to provide electrical connections between non-stationary product fixtures, components and interconnect circuitry, flexible substrates can be utilized. DCI has developmental efforts in process to evaluate additional flexible substrates, improve repeatability tests, and address various aspects of the manufacturing process which had not reached technological feasibility with regard to employing these materials. The associated in-process R&D charge for this technology is $3.3 million.

  Engineering Systems Automation -- This technology encompasses the objective of an integrated system incorporating input from equipment suppliers, customers, and DCI's own sales and manufacturing locations working in a seamless manner. At the acquisition date, DCI was developing software modules that will facilitate the integration and automation of the entire workflow process. When complete, this automation effort will enable DCI to convert customer product designs into DCI's internal tooling design system in an extremely fast, seamless, and more efficient manner than prevailing systems in the marketplace. The associated in-process R&D charge for this technology is $1.7 million.

  Embedded Circuitry -- At the acquisition date, DCI had been developing passive component solutions that can be embedded in the inner layers of a PCB. The benefits of this technology include savings in surface space, performance improvements, reduced layer and via counts, increased reliability, and ease of design. The associated in-process R&D charge for this technology is $1.4 million.

  Other projects -- The remaining R&D technologies include a variety of processes affecting numerous aspects of the manufacturing process. The aggregate in-process R&D charge for these technologies is $1.6 million.


Basis for In-Process R&D Valuation Assumptions
----------------------------------------------

  As noted above, the projects in development as of the acquisition date are expected to reach technological feasibility over a period of approximately twelve to eighteen months subsequent to the acquisition date. Cash flows from the sale of PCBs incorporating these technologies are expected to commence in the year 1999 and are forecasted using a product life cycle approach.

  Factors considered in estimating gross margins include historical gross margin levels, budgeted gross margin levels, expected price declines, in-process R&D efforts to reduce the costs of manufacturing, DCI's relationship with raw materials suppliers and industry norms. In general, the estimated margins utilized in the valuation are reflective of the gross margins historically realized by DCI. Also reflective of historical experience, the margins are expected to diminish over the product life cycle. The expectation for future selling, general and administrative expenses likewise are reflective of historical experience and the assumptions used in DDi's enterprise valuation model for DCI, adjusted to reflect the specific economics of each project. Research and development costs were forecasted for each in-process R&D project based upon the costs required to bring the product to fruition and the additional costs associated with maintaining the product technology.

  The expected operating margins for the in-process R&D were reduced for charges for contributory assets, include assessments for capital expenditures and working capital employed, as well as a return on both the tangible assets employed and the identified intangibles valued in the purchase price allocation. Core technology charges and income were also applied to the in-process R&D valuations. The core technology charges represent an implied royalty charge that quantifies the cost to the in-process technology for its utilization of the developed or "core" technology. In effect, the core technology charge reduces the assumed cash flows attributable to in-process R&D, similar to the reductions attributable to contributory assets.

  In addition to assessments for contributory assets and core technology, the in-process R&D cash flow assumptions explicitly exclude any contribution from R&D efforts remaining to be completed as of the acquisition date. The relative contribution of completed R&D efforts was assessed based upon a variety of factors. These factors include the development costs incurred to date, relative time spent on the projects, and an analysis of each of the primary tasks completed versus the tasks required to complete the efforts and the associated risks. As of the acquisition date, the stage of completion for the individual in-process R&D projects ranged from 20% to 90%. The weighted average stage of completion for all projects, in aggregate, was approximately 75%.

  The free cash flows (net of the various charges discussed above) generated by the in-process technologies in future periods were discounted to their net present value by applying an appropriate discount rate. The discount rates applied to the individual technologies ranged from 18% to 24%, depending on the level of risk associated with a particular technology and the current return on investment requirements of the market. These discount rates reflect "risk premiums" of 20% to 60% over the weighted average cost of capital (WACC) of 15% computed for DCI. The WACC was determined based upon an analysis that considered several publicly traded companies operating in the printed circuit-board industry. The WACC represents a blended, after-tax cost of debt and equity, and was calculated using a capital asset pricing model.

  Through the date of this report, there have been no events or changes in circumstances that suggest the assumptions used in the valuation of the in-process R&D were not reasonable. DCI (now operating as DDi-Silicon Valley) has continued its development of the in-process technologies and anticipates deploying these technologies in end-products in a timeframe and manner consistent with the projections used for valuation purposes.


Identifiable Intangibles and Goodwill
-------------------------------------

  As discussed above, a portion of the DCI purchase price premium was allocated to identifiable intangibles and goodwill. Goodwill, which has an assigned value of approximately $120 million, is being amortized over its estimated useful life of 20 years on a straight-line basis. This life considers the prior operating history of DCI, the economic factors of DCI's business, and a review of industry norms. The identifiable intangibles consist of developed technology, customer relationships/tradenames, and assembled workforce. The fair value of the developed technology assets at the date of acquisition was $60 million and represents the aggregate fair value of individually identified technologies that were fully developed at the time of acquisition. As with the in-process R&D, the value of these assets were determined using a future income approach, in context of the business enterprise value of DCI. The developed technology assets are being charged to expense over their estimated useful lives of 10 years, using an accelerated method of amortization, reflective of the relative contribution of each developed technology in periods following the acquisition date. The customer relationships/tradenames and assembled workforce assets were assigned values as of the acquisition date of approximately $21 million and $4 million, respectively. These assets will be amortized on a straight-line basis over their estimated useful lives of 18 years and 4 years, respectively.


RESULTS OF OPERATIONS

  The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net sales for the periods set forth below:

                                                                                YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------------
                                                                                           DDi                  DDi
                                                                                 DDi      CAPITAL     DDi      CAPITAL
                                                                        1996     1997      1997       1998      1998
                                                                       ------  --------  --------   --------  --------
Net sales.........................................................     100.0%    100.0%    100.0%     100.0%    100.0%
Cost of goods sold................................................      45.2%     49.1%     49.1%      68.2%     68.2%
                                                                       -----     -----     -----      -----     ------
Gross profit......................................................      54.8%     50.9%     50.9%      31.8%     31.8%
Operating expenses:
  Stock compensation and related bonuses..........................        --      39.7%     39.7%        --        --
  Amortization of intangibles.....................................        --        --        --        6.3%      6.3%
  Write-off of acquired in-process research and development.......        --        --        --       22.3%     22.3%
  Other operating expenses........................................      13.3%     14.6%     14.6%      12.1%     12.1%
                                                                       -----     -----     -----      -----     ------
Operating income (loss)...........................................      41.5%     (3.4%)    (3.4%)     (8.9%)    (8.9%)
Interest expense (net)............................................     (13.9%)   (22.8%)   (32.1%)    (15.7%)   (20.2%)
                                                                       -----     -----     -----      -----     ------
Income (loss) before income taxes and extraordinary loss..........      27.6%    (26.2%)   (35.5%)    (24.6%)   (29.1%)
Income tax benefit (expense)......................................      (9.3%)    10.2%     13.8%      (0.3%)     1.5%
Extraordinary loss, net of income tax benefit.....................        --      (2.0%)    (2.0%)     (1.4%)    (1.4%)
                                                                       -----     -----     -----      -----     ------
Net income (loss).................................................      18.3%    (18.0%)   (23.7%)    (26.3%)   (29.0%)
                                                                       =====     =====     =====      =====     ======

1998 COMPARED TO 1997

  Net sales increased $96.1 million (122%) to $174.9 million in 1998, from $78.8 in 1997. The increase resulted from two factors: (i) the acquisitions of DCI and NTI, which added $63.1 million and $27.5 million, respectively, to net sales;
(ii) a 13% increase in the average panel (unit) selling price realized at the Company's Anaheim facility which was driven by a demand for higher layer count and more technologically advanced printed circuit boards; and (iii) growth in volume of units shipped primarily attributable to increased demand from turnkey (contract manufacturing) customers.

  Gross profit increased $15.5 million (39%) to $55.6 million in 1998, from $40.1 million in 1997. The increase resulted from higher net sales at the Anaheim facility and from the acquisitions of DCI and NTI, which added $14.2 million and $1.8 million, respectively, to gross profit. The decline in gross profit as a percent of net sales to 32% from 51% resulted from the acquisitions of DCI and NTI, which have historically operated at lower gross profit margins, reflective of the market niche each entity serves.

  Other operating expenses (consisting of selling, general and administrative expenses) increased $9.7 million (84%) to $21.2 million in 1998, from $11.5 million in 1997. The increase resulted from the acquisitions of DCI and NTI, which added $8.1 million and $3.3 million, respectively, to other operating expenses. Included in these increases is approximately $.9 million accrued in 1998 for severance-related costs of certain employees of these divisions. Partially offsetting these increases was the 1997 recognition of $2.1 million in compensation expense relating to the former CEO.

  Amortization of intangibles of $10.9 million in 1998 resulted from the acquisition of NTI in December 1997 and the acquisition of DCI in July 1998. The amortization of NTI goodwill in 1997 was immaterial.

  Write-off of acquired in-process research and development (IPR&D) totaled $39 million in 1998. This charge represents the appraised value of the IPR&D component of the total purchase price paid in the DCI acquisition. See Note 12 to the Consolidated Financial Statements for further information about this charge.

  Interest expense (net) increased $10.1 million to $35.3 million in 1998 for DDi Capital, compared to $25.2 million in 1997. Interest expense (net) increased $9.6 million to $27.5 million in 1998 for DDi, compared to $17.9 million in 1997. The increase in interest expense was due primarily to an increase in the level of borrowings in connection with the Recapitalization and acquisitions of both NTI and DCI.

  The income tax benefit was $2.7 million in 1998 for DDi Capital, compared to a benefit of $10.9 million in 1997. Income tax expense was $.5 million in 1998 for DDi, compared to an income tax benefit of $8 million in 1997. In 1998, the primary difference between the effective tax rate for both DDi and DDi Capital and the statutory federal income tax rate of 35% is attributable to the non-deductible acquired in-process research and development charge, for which no income tax benefit is recorded. See Note 10 to the Consolidated Financial Statements for a reconciliation of the tax provision (benefit) recorded in each period to the corresponding amount of income tax determined by applying the U.S. Federal income tax rate to income (loss) before income taxes.

  In both 1998 and 1997, DDi recorded losses on the early extinguishment of debt resulting from the write-off unamortized debt issue costs. The early extinguishment of debt in 1997 resulted from the Recapitalization and NTI acquisition transactions. The extinguishment in 1998 resulted from the DCI acquisition. These losses are presented as extraordinary losses, net of related income tax benefit.

  For the reasons discussed above, the Company incurred net losses of $50.7 million and $45.9 million for DDi Capital and DDi, respectively, in 1998, compared to net losses of $18.6 million and $14.1 million, respectively, in 1997. The primary difference between the net losses for DDi Capital and DDi in both 1998 and 1997 is the interest expense on the Discount Notes reflected in DDi Capital's results in each of these years, net of income tax benefits.

1997 COMPARED TO 1996

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

  Net interest expense increased $15.8 million to $25.2 million in 1997 for DDi Capital and $8.4 million to $17.9 million for DDi, compared to $9.4 million in 1996. The increase in interest expense was primarily due to (i) Bridge Loan fees and expenses of $11.4 million for DDi Capital and $5.0 million for DDi and (ii) the increased level of borrowings in connection with the Recapitalization and the NTI acquisition, which resulted in an increase in total debt for DDi Capital of $179.4 million to $273.5 million and an increase in total debt for DDi of $118.4 million to $212.5 million at December 31, 1997.

  Income tax expense (benefit) was $(10.9) million or 40% of income (loss) before income taxes for DDi Capital, and $(8.0) million for DDi in 1997. This included a $1.1 million income tax benefit received in connection with the early extinguishment of debt. Income tax expense in 1996 was $6.3 million or 33.6% of income before income taxes. Prior to the Initial Recapitalization, the Company was taxed as an "S" corporation for income tax purposes. As an "S" corporation, the Company paid reduced income taxes and all income was passed through to the stockholder of the Company. On a pro forma basis, the Company's effective tax rate would have been approximately 40% had the "S" corporation election not been in effect. The Company anticipates a combined tax rate of approximately 41% in the future under the current federal and state income tax rate structure.

  The Company incurred an extraordinary net loss of $1.6 million net of income tax benefit of $1.1 million due to the early extinguishment of long-term debt in connection with the Recapitalization.

  For the reasons discussed above, the Company incurred a net loss of $(14.1) million for DDi and $(18.6) million for DDi Capital in 1997, compared to net income of $12.4 million in 1996. The primary difference between losses in 1997 for DDi and DDi Capital is due to interest on the Holdings Facility and the Discount Notes reflected in DDi Capital's results aggregating $7.3 million, net of income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal sources of liquidity are cash provided by operations and borrowings under various debt agreements. The Company's principal uses of cash have been to finance the acquisitions of NTI and DCI, to meet debt service requirements, and to finance capital expenditures. The Company anticipates that it will continue to use cash in the future to finance possible acquisitions.

  Net cash provided by operating activities for the years ended December 31, 1998, 1997 and 1996 was $18.9 million, $9.1 million, and $12.2 million, respectively. Fluctuations in net cash provided by operating activities is primarily attributable to increases and decreases in the Company's net income before non-cash charges. For 1997, net cash provided by operating activities was reduced by a $10.0 million cash bonus paid as part of the stock compensation expenses incurred in connection with the Recapitalization. Both DDi Capital and DDi reported substantial non-cash charges in 1998, including $39 million for the write-off of acquired in-process research and development and $10.9 million for the amortization of intangible assets and goodwill. No comparable non-cash charges were reported in 1997 or 1996.

  Net cash used in investing activities for the years ended December 31, 1998, 1997 and 1996 was $194.8 million, $44.9 million and $3.6 million, respectively. These activities consist of capital expenditures in each period and cash used in the acquisitions of NTI and DCI (see Note 12 to the Consolidated Financial Statements).

  The Company's capital expenditures were $18.0 million, $6.6 million and $10.3 million in 1998, 1997 and 1996, respectively, of which approximately $2.1 million, $.6 million and $6.6 million were incurred in 1998, 1997 and 1996, respectively, under capital lease obligations. The Company anticipates expenditures will remain below $20 million for 1999.

  Net cash provided by (used in) financing activities for the years ended December 31, 1998, 1997 and 1996 was $172.4 million, $41.1 million, and $(8.9)
million, respectively. Financing activities in 1998 consisted primarily of repayment of existing debt facilities, borrowings on new debt facilities and contributions of capital from parent companies in conjunction with the DCI acquisition (see Note 12 to the Consolidated Financial Statements). Financing activities in 1997 consisted primarily of increased borrowings under the Senior Credit Facilities, distributions to shareholders and shareholder transactions in connection with the Recapitalization. Financing activities in 1996 primarily consisted of increased distributions to shareholders and shareholder transactions and increased debt requirements in connection with the Initial Recapitalization.

  As a result of the acquisition of DCI in July 1998 (see Note 12 to the Consolidated Financial Statements), DDi incurred new indebtedness aggregating $255 million and used $106 million of the proceeds to retire all of its existing senior term debt, which resulted in an extraordinary loss of $2.4 million, net of related income tax benefits of $1.5 million. As of December 31, 1998, DDi Capital had borrowings of approximately $438.3 million and DDi had borrowings of approximately $369.5 million, respectively. The Company has $45.0 million available for borrowing under its Revolving Credit Facility, less amounts which may be in use from time-to-time. At December 31, 1998, the Company had $7.0 million in borrowings outstanding under its Revolving Credit Facility. The Company's estimated minimum principal payment obligations under DDi's New Senior Credit Facility are $10.2 million and $5.9 million for 1999 and 2000, respectively.

  The New Senior Credit Facility (see Note 5 to the Consolidated Financial Statements) is provided for under a Credit Agreement dated July 23, 1998 as Amended and Restated as of August 28, 1998, and as further amended by the First Amendment thereto dated March 10, 1999, among DDi and DDi Capital and various banks and financial institutions including Chase Manhattan Bank, N.A. ("Chase") as bank lender and administrative agent, and are (i) jointly and severally guaranteed by DDi Capital and (ii) secured by all of the stock of DDi and certain stock of DDi subsidiaries. Future domestic subsidiaries of DDi will also become guarantors of the New Senior Credit Facility and secure that guarantee with their tangible and intangible assets. The New Senior Credit Facility requires DDi to meet certain financial tests. In addition, the New Senior Credit Facility contains certain negative covenants limiting, among other things, additional debt, additional liens, transactions with affiliates, mergers and consolidations, liquidations and dissolutions, sales of assets, dividends, capital expenditures, investments, loans and advances, prepayments and modifications of debt instruments and other matters customarily restricted in such agreements, and customary events of default. Pursuant to the terms of the New Senior Credit Facility, DDi is required to compute financial ratios and certify to other covenants on a quarterly basis.

  Borrowings under the New Senior Credit Facility bear interest at a floating rate and may be maintained as ABR Loans (as defined in the Credit Agreement) or at DDi's option, as Eurodollar Loans. ABR Loans bear interest at either (i) 2.25% to 2.5% per annum plus the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market or (ii) 1.25% to 1.5% per annum plus the higher of (a) the applicable prime lending rate of Chase Manhattan Bank or
(b) the federal reserve reported overnight funds rate plus 1/2 of 1% per annum, plus the Applicable Margin (as defined in the Credit Agreement). Eurodollar Loans bear interest at the Eurodollar Rate (as defined in the Credit Agreement) plus the Applicable Margin. The Applicable Margin is 1.25% in the case of ABR Loans and 2.25% in the case of Eurodollar Loans for the Tranche A Facility, the Acquisition Facility and the Revolving Credit Facility, and 1.5% in the case of ABR Loans and 2.5% in the case of Eurodollar Loans for the Tranche B Facility. The Applicable Margin for the Tranche A Facility is subject to reduction in accordance with an agreed upon pricing grid based on decreases in the Company's consolidated leverage ratio, defined as consolidated total debt to consolidated EBITDA (earnings before net interest expense, income taxes, depreciation, amortization and extraordinary or non-recurring expenses). At December 31, 1998, borrowings outstanding under the Tranche A Facility and Revolving Credit Facility bore interest at a rate of 7.88% per annum and borrowings outstanding under the Tranche B facility bore interest at a rate of 8.13% per annum.

  Pursuant to its interest rate risk management strategy and to certain requirements imposed by the Company's New Senior Credit Facility, the Company entered into two interest rate exchange agreements ("Swap Agreements"), effective October 1, 1998. The Swap Agreements represent an effective cash flow hedge of the variable rate of interest (1-month LIBOR) paid under the New Senior Credit Facility, minimizing exposure to increases in interest rates related to this debt over its scheduled term. Under the Swap Agreements, the Company received a variable rate of interest (1-month LIBOR) and paid a fixed rate of interest (blended annual rate of 5.27%). These rates are applied to a notional amount ($255 million from October 1 through December 31, 1998) which decreases at such times, and in such amounts, as to conform with the principle outstanding under the new term loan through its scheduled maturity in 2005. The Company anticipates that the Swap Agreements will continue to represent an effective cash flow hedge over the life of the term loan. Counterparty risk is limited to amounts to be reflected in the Company's consolidated balance sheet. This risk is minimized and is expected to be immaterial to the Company's consolidated results of operations as the Swap Agreements provide for monthly settlement of the net interest owing. Further, each counterparty to the Swap Agreements carries at least a "single-A" credit rating. The impact of the Swap Agreements on the Company's interest expense was not material.

  In January 1999, the Company and each counterparty agreed to modify certain features of the Swap Agreements. In return for a reduction in the blended fixed rate of interest paid by the Company (to 4.9% per annum), the counterparties was granted the option to terminate the agreements on January 31, 2002. Unless terminated at that time, the agreements will continue through their original maturity. All other terms of the original agreements remain in effect.

  Following the Recapitalization, Holdings (as predecessor in interest to DDi Capital) conducted an offering (the "Discount Note Offering") of its 12 1/2% Senior Discount Notes due 2007 with an aggregate principal amount at maturity of $110 million (the "Discount Notes"), and DDi conducted the offering (the "Senior Subordinated Note Offering" and together with the Discount Note Offering, the "Offerings") of its 10% Senior Subordinated Notes due 2005 in $100 million aggregate principal amount (the "Senior Subordinated Notes"), in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Holdings used the net proceeds (after deduction of related fees and expenses) from the Discount Note Offering of approximately $57.1 million, together with a portion of the proceeds of the Senior Subordinated Note Offering, to repay the Holdings Facility, plus accrued interest and related fees and expenses. The net proceeds of the Senior Subordinated Note Offering were used to repay the existing Senior Subordinated Facility, plus accrued interest and related fees and expenses, a portion of the Holdings Facility and indebtedness under the existing Term Loan Facilities of approximately $10.3 million.

  On March 24, 1998, DDi Capital and DDi consummated exchange offers of Discount Notes and Senior Subordinated Notes registered under the Securities Act. The Discount Notes and the notes exchanged therefor are referred to as the "Discount Notes" and the Senior Subordinated Notes and the notes exchanged therefor are referred to as the "Senior Subordinated Notes." Interest on the Senior Subordinated Notes is payable semi-annually in cash. The Company's ability to incur additional indebtedness is limited under the Discount Notes, the Senior Subordinated Note and the New Senior Credit Facility. In addition, DDi Capital is a holding company, and its ability to pay interest on the Discount Notes is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Although the Discount Notes do not require interest payments until May 2003, DDi Capital does not have, and may not in the future have, any assets other than the common stock of DDi (which is pledged to secure the obligations of DDi under the New Senior Credit Facility). Further, the New Senior Credit Facility and the Senior Subordinated Note Indenture impose substantial restrictions on DDi's ability to pay dividends to DDi Capital.

In July 1998, Intermediate issued discount notes due 2008. The proceeds of this issuance amounted to approximately $33 million and were contributed through DDi Capital to DDi in conjunction with the acquisition of DCI (see Note 12 to the Consolidated Financial Statements). The discount notes have a stated maturity of June 30, 2008 and a stated principal amount at maturity of approximately $67 million, although approximately 43% of the stated principal amount of the debt is due December 2003. The debt is redeemable at Intermediate's option at specified redemption prices. The Note Purchase Agreement relating to the Intermediate discount notes also provides that the holders of such notes may require Intermediate to repurchase the notes upon a qualifying public offering or a change of control (each as defined in such Note Purchase Agreement) at the specified prices. As the repayment of the Intermediate discount notes is the obligation of Intermediate, the carrying amount of the associated liability is reflected in the books and records of Intermediate and, therefore, not included in the consolidated financial statements of the Company. Although the Intermediate discount notes do not require principal or interest payments until December 2003, Intermediate does not have, and may not in the future have, any assets other than the common stock of Capital. The net cash flows from the Company are currently the only source of cash to repay the obligations under the Intermediate Discount Notes. In addition, these discount notes impose restrictions on the incurrence of indebtedness by both Intermediate and the Company. The Note Purchase Agreement contains covenants limiting, among other things, dividends, asset sales, and transactions with affiliates. These restrictions apply both to Intermediate and the Company.

  Based upon the current level of operations, management believes that cash generated from operations, available cash and amounts available under its New Senior Credit Facility will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. Accordingly, there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available to enable the Company to service its indebtedness. The Company is highly leveraged and its future operating performance and ability to service or refinance the Discount Notes and the Senior Subordinated Notes and to extend or refinance the New Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.


IMPACT OF INFLATION

  The Company believes that its results of operations are not dependent upon moderate changes in the inflation rate. However, severe increases in inflation could affect the global and United States economy and could have an impact on the Company's profitability.


COMPUTER SYSTEMS AND YEAR 2000

  The Year 2000 issue exists because certain computer programs use only the last two digits, rather than four, to refer to a year. As a result, computer programs and systems with time-sensitive technology do not properly recognize a date of "00" as the year 2000, but rather as the year 1900. The extent of the potential impact of the Year 2000 problem is not yet know, but it could result in computer application and system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  The Company has developed and is currently executing a plan to ensure that its information technology (IT) systems, which include computer equipment and software as well as its non-IT systems, such as fax machines and alarm systems, will be able to function properly with respect to the Year 2000 and thereafter. The implementation of all phases of the plan, on a company-wide basis, is currently in process. The Company has existing personnel who will facilitate the identification, assessment, testing, renovation and monitoring of Year 2000 compliance issues and initiatives. The Company currently anticipates that its Year 2000 identification, assessment, testing and renovation efforts, which began in October 1997, will be completed by April 30, 1999. The Company anticipates completion of a contingency plan for dealing with the most reasonably likely worst case scenario by April 30, 1999.

  The Company recently completed the identification of its IT and non-IT systems, and is now in the renovation or validation phases of its IT and non-IT systems and currently intends to implement these systems by April 30, 1999. Based upon its identification and assessment efforts to date, most of the Company's computer equipment and software it currently uses does not require replacement or modification. This is due to the relatively small size of the Company's systems and its predominately new hardware, software and operating systems. The Company estimates that as of December 31, 1998, approximately 80% of the initiatives scheduled to fully address potential Year 2000 issues have been completed. Following is a status of the Company's progress, identified by phase, including the estimated timetable for completion of each remaining phase:

                                                                                      PERCENT
YEAR 2000 COMPLIANCE SCHEDULE                                         TIMING          COMPLETE
----------------------------                                          ------          --------
Phase I:   Review system compliance issues.                         10/97-1/98          100%

Phase II:  Identify and assess system compliance issues.            5/98-11/98          100%

Phase III: Testing of systems.                                       8/98-1/99          80%

Phase IV:  Resolution of system issues detected in Phase III.       10/98-4/99          30%

Phase V:   Monitor system compliance on an ongoing basis.           Continuous          N/A

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

  The Company believes that the cost of the implementation of its Year 2000 compliance schedule, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not be material to the Company's financial condition or the results of operations. The costs of the systems implementation and Year 2000 modifications are based upon management's best estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. As of December 31, 1998, the cost of bringing the Company's IT and non-IT systems into Year 2000 compliance is not expected to have a material effect on the Company's financial condition or result of operations.

RISKS ASSOCIATED WITH INTANGIBLE ASSETS

  At December 31, 1998, the Company's balance sheet reflected approximately
$226 million of intangible assets, a substantial portion of the Company's $364 million of total assets at such date. The intangible assets consist of goodwill and other identifiable intangibles relating to the Company's recent acquisitions. The balances of these intangible assets may increase in future periods, principally from the consummation of additional acquisitions. Amortization of these additional intangibles would, in turn, have a negative impact on earnings. In addition, the Company continuously evaluates whether events and circumstances have occurred which would indicate the remaining balance of intangible assets may not be fully recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of its intangible assets, which could have a material adverse effect on the results of Company during the periods in which such a reduction is recognized. There can be no assurance that the Company will not be required to write down intangible assets in future periods.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes requirements for reporting and disclosure of comprehensive income and its components. This statement is effective for the Company's fiscal year ending December 31, 1998.
Reclassification of prior year financial statements for comparative purposes is required. At December 31, 1998, the Company has no elements which give rise to reporting comprehensive income.

  In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information". SFAS No. 131 modifies the disclosure requirements for reportable operating segments. This statement is effective for the Company's fiscal year ending December 31, 1998. Reclassification of prior year financial statements for comparative purposes is required unless deemed impractical. This pronouncement currently has had no significant impact on the reporting practices of the Company since its adoption; and until such time that the Company diversifies its operations, management believes such pronouncement will not be applicable.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and is effective for the Company beginning with its fiscal quarter ending March 31, 2000. Based upon the nature of the financial instruments and hedging activities in effect as of the date of this filing, this pronouncement would require the Company to reflect the fair value of its derivative instruments (see Note 6 to the Consolidated Financial Statements) on the consolidated balance sheet. Changes in fair value of these instruments will be reflected as a component of comprehensive income.

FORWARD-LOOKING STATEMENTS

  A number of the matters and subject areas discussed in this Form 10-K are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from the Company's actual future experience involving any one or more of such matters and subject areas. The Company wishes to caution readers that all statements other than statements of historical facts included in this Annual Report on Form 10-K regarding the Company's financial position and business strategy, may constitute forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) inability to consummate acquisitions on attractive terms; (4) loss or retirement of key members of management; (5) increases in the Company's cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which the Company may compete and fluctuations in demand in the electronics industry; and (8) ability to sustain historical margins as the industry develops. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, the Company's business and results of operations is subject to the rules and uncertainties described under the headings "Computer Systems and Year 2000" and "Factors That May Affect Future Results" contained herein, however, the operations and results of the Company's business also may be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in the Company's reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

SUBSTANTIAL LEVERAGE; STOCKHOLDER'S DEFICIT

  As a result of the Recapitalization and the NTI and DCI acquisitions, the Company is highly leveraged. As of December 31, 1998, the Company's indebtedness was approximately $438.3 million for DDi Capital and $369.5 million for DDi. As of December 31, 1998, there was $38 million available under the New Senior Credit Facility for future borrowings for general corporate purposes and working capital needs. The historical loss before income taxes and extraordinary items for DDi and DDi Capital in 1998 was ($43.1) million and ($50.9) million, respectively. These historical earnings were deficient in covering fixed charges by $43.1 million and $50.9 million, respectively, largely due to the write-off of $39 million in acquired in-process research and development and amortization of intangibles in connection with the acquisition of DCI. On a pro-forma basis, after giving effect to: (i) the elimination of the acquired in-process research and development write-off and (ii) the impact of the acquisition of DCI as if it had occurred at the beginning of 1998, the ratio of earnings to fixed charges for the year ended December 31, 1998 was 0.8:1.0 and 0.6:1.0 for DDi and DDi Capital, respectively. In addition, subject to the restrictions in the Discount Notes, Senior Subordinated Notes and New Senior Credit Facility,

DDi and its subsidiaries may incur additional indebtedness in an unrestricted amount from time to time to finance acquisitions or capital expenditures or for other purposes.

  The Company's high degree of leverage could have significant consequences, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes;
(ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, research and development or acquisitions may be limited; (iii) the Company's leveraged position and the covenants that are contained in the Indenture, the Senior Subordinated Note Indenture and the New Senior Credit Facility could limit the Company's ability to compete, as well as its ability to expand, including through acquisitions, and to make capital improvements; and (iv) the Company is more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage.

  In July 1998, Intermediate issued discount notes due 2008. The proceeds of this issuance amounted to approximately $33 million and were contributed through DDi Capital to DDi in conjunction with the acquisition of DCI (see Note 12 to the Consolidated Financial Statements). The discount notes have a stated maturity of June 30, 2008 and a stated principal amount at maturity of approximately $67 million, although approximately 43% of the stated principal amount of the debt is due December 2003. As the repayment of the Intermediate discount notes is the obligation of Intermediate, the carrying amount of the associated liability is reflected in the books and records of Intermediate and, therefore, not included in the consolidated financial statements of the Company. Although the Intermediate discount notes do not require principal or interest payments until December 2003, Intermediate does not have, and may not in the future have, any assets other than the common stock of Capital. The net cash flows from the Company are currently the only source of cash to repay the obligations under the intermediate Discount Notes.

  The Company's ability to pay principal and interest on it indebtedness and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the New Senior Credit Facility or successor facilities. The Company anticipates that its operating cash flow, together with borrowings under the New Senior Credit Facility, will be sufficient to meet its operating expenses and to service its debt requirements as they become due. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness (which could include the Discount Notes and the Senior Subordinated Notes), or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all.


RESTRICTIONS IMPOSED BY TERMS OF INDEBTEDNESS

  The terms of the Company's indebtedness restrict, among other things, DDi Capital's and DDi's ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. DDi is also required to maintain specified financial ratios and satisfy certain financial condition tests. DDi's ability to meet those financial ratios and tests can be affected by events beyond its control, and there can be no assurance that DDi will meet those tests. A breach of any of these covenants could result in a default under some or all of the Company's indebtedness agreements. Upon the occurrence of an event of default, lenders under such indebtedness could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable. If the Company were unable to repay such amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all the assets of the Company and its subsidiaries are pledged as security under the New Senior Credit Facility.

TECHNOLOGICAL CHANGE AND PROCESS DEVELOPMENT

  The market for the Company's products and services is characterized by rapidly changing technology and continuing process development. The future success of the Company's business will depend in large part upon its ability to maintain and enhance its technological capabilities, develop and market products and services that meet changing customer needs, and successfully anticipate or respond to technological changes on a cost-effective and timely basis. Research and development expenses are expected to increase as manufacturers make demands for higher technology and smaller PCBs. In addition, the PCB industry could in the future encounter competition from new or revised technologies that render existing electronic interconnect technology less competitive or obsolete including technologies that may reduce the number of PCBs required in electronic components. There can be no assurance that the Company will effectively respond to the technological requirements of the changing market. To the extent the Company determines that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require significant capital investment by the Company. There can be no assurance that capital will be available for these purposes in the future or that investments in new technologies will result in commercially viable technological processes. The loss of revenue and earnings to the Company from such a technological change or process development could have a material adverse effect on the Company's business, financial condition and results of operations.


DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS


  During the fiscal year ended December 31, 1998, sales, on a proforma basis, inclusive of the impact of the DCI acquisition (see Note 12 to the Consolidated Financial Statements), to the Company's largest customer accounted for approximately 7.9% of the Company's net revenues. Also measured on a pro-forma basis, sales to the Company's two largest customers accounted for approximately 14.8% of the Company's net revenues and sales to the Company's ten largest customers accounted for appproximately 36.2% of the Company's net revenues during the same period. There can be no assurance that the Company will not depend upon a relatively small number of customers for a significant percentage of its net revenues in the future. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the amount of manufacturing services ordered from the Company. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have an adverse effect on the Company's results of operations.

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

  The Company may from time to time pursue the acquisitions of other companies, assets or product lines that complement or expand its existing business. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the costs of assimilating the operations and personnel of the acquired companies, and the potential loss of employees of the acquired companies. No assurance can be given that any acquisition by the Company will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business. The ability of the Company to implement its operating strategy and to consummate future acquisitions may require significant additional indebtedness and/or equity capital, and no assurance can be given as to whether, and on what terms, such additional indebtedness and/or equity capital will be available.

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


VARIABILITY OF ORDERS

  The level and timing of orders placed by the Company's customers vary due to a number of factors, including customer attempts to manage inventory, changes in the customer's manufacturing strategies and variations in demand for customer products due to, among other things, technological change, new product introductions, product life-cycles, competitive conditions or general economic conditions. Because the Company generally does not obtain long-term production orders or advance commitments from its customers, it must attempt to anticipate the future volume of orders based on discussions with its customers. A substantial portion of sales in a given quarter may depend on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. The Company relies on its estimate of anticipated future volumes when making commitments regarding the level of business that it will seek and accept, the mix of products that it intends to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a group of customers could materially adversely affect the Company's business, financial condition and results of operation.


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


ENVIRONMENTAL MATTERS

  The Company's operations are regulated under a number of federal, state, and local environmental laws and regulations, which govern, among other things, the discharge of chemicals, solid waste and other hazardous materials into the air and water as well as the handling, storage and disposal of such materials. The Company utilizes various chemicals in its plating operations (copper sulfate, sulfuric acid, nitric acid, hydrochioric acid, and ammonia agents) which are carefully monitored to assure compliance with EPA requirements. Other chemicals are used in the laminate processes, but are usually impregnated in raw materials and do not create toxic exposures. Compliance with these environmental laws are major considerations for all PCB manufacturers because metals and other hazardous materials are used in the manufacturing process. In addition, because the Company is a generator of hazardous wastes, the Company, along with any other person who arranges for the disposal of such wastes, may be subject to potential financial exposure for costs associated with an investigation and remediation of sites at which it has arranged for the disposal of hazardous wastes, if such sites become contaminated. This is true even if the Company fully complies with applicable environmental laws. Although the Company believes that its facilities are currently in material compliance with applicable environmental laws, and it monitors its operations to avoid violations arising from human error or equipment failures, there can be no assurances that violations will not occur. In the event of a violation of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could also be subject to revocation of its effluent discharge permits. Any such revocations could require the Company to cease or limit production at one or more of its facilities, thereby having a material adverse effect on the Company's operations. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which could have a material adverse effect on the Company, its results of operations, prospects or debt service ability.


COMPETITION

  The PCB industry is highly fragmented and characterized by intense competition. The Company principally competes with independent and captive manufacturers of complex quick-turn and longer-lead PCBs. The Company's principal competitors include other independent small private companies and integrated subsidiaries of more broadly based volume producers, that also manufacture multilayer PCBs and other electronic assemblies. Some of the Company's principal competitors are less highly-leveraged than the Company and may have greater financial and operating flexibility. Moreover, the Company may face additional competitive pressures as a result of changes in technology.

  Competition in the complex quick-turn and longer-lead PCB industry has increased due to the consolidation trend in the industry, which results in potentially better capitalized and more effective competitors. The Company's basic technology is generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations.


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


CONTROLLING STOCKHOLDERS

  The Bain Capital Funds hold approximately 41.4% of the outstanding voting stock of Holdings, the sole stockholder of DDi Intermediate, which is the sole stockholder of DDi Capital which, in turn, is the sole stockholder of DDi. In addition, the Bain Capital Funds and all of Holdings' other stockholders have entered into a stockholders agreement regarding, among other things, the voting of such stock. By virtue of such stock ownership and these agreements, the Bain Capital Funds have the power to control all matters submitted to stockholders of Holdings and its subsidiaries, to elect a majority of the directors of Holdings and its subsidiaries, and to exercise control over the business, policies and affairs of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  As of December 31, 1998, the Company's debt instruments consisted of certain obligations which bear a fixed rate of interest and others which bear varying rates of interest (see Note 5 to the Consolidated Financial Statements).
The Company has entered into interest rate exchange agreements (see Note 6 to the Consolidated Financial Statements) to fix the rate of interest on its New Senior Term Facility. Inclusive of the impact of the interest rate exchange agreements, only amounts borrowed under the Company's revolving credit facility are anticipated to be affected by changes in interest rates in 1999. Such changes are not expected to materially impact the Company's earnings or cash flows during such period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item 8 is set forth on pages F-1 to F-20 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8.


ITEM 9.  CHANGES IN ACCOUNTANTS

  On December 16, 1997, the Company notified McGladrey & Pullen, LLP that they would be dismissed as independent accountants of the Company effective December 31, 1997. On January 1, 1998, the Company notified PricewaterhouseCoopers LLP that it would be engaged as the Company's new principal independent accountant to audit the Company's financial statements. The Company and its Board of Directors selected PricewaterhouseCoopers LLP based primarily on the fact that PricewaterhouseCoopers LLP typically serves as independent accountants for portfolio companies of certain of Holdings' shareholders. The Company's former accountants, McGladrey & Pullen, LLP, were considered for the engagement but were not selected .

  In connection with the audit of the fiscal year ended December 31, 1996, there were no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in their opinion to the subject matter of the disagreement. The audit report of McGladrey & Pullen, LLP on the consolidated financial statements of the Company for the year ended December 31, 1996, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. A letter from McGladrey & Pullen, LLP to that effect is incorporated by reference as
Exhibit 16.1 hereto.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

MANAGEMENT

The following table sets forth certain information regarding the Directors and executive officers of DDi, DDi Capital and Holdings, including their respective ages, as of March 1, 1999.


Name                          Age    Position
----                          ---    --------
Bruce D. McMaster..........   37     President, Chief Executive Officer and
                                     Director of Holdings, President and
                                     Chief Executive Officer of DDi Capital
                                     and DDi

Charles D. Dimick..........   43     Director and Chairman of Holdings, Director
                                     of DDi Capital and DDi

Joseph P. Gisch............   42     Chief Financial Officer of Holdings,
                                     DDi Capital and DDi, Director of DDi
                                     Capital and DDi

John Peters................   45     Vice President of Holdings

Lee W. Muse, Jr............   42     Vice President, Sales and Marketing of
                                     Holdings, DDi Capital and DDi

Terry L. Wright............   39     Vice President, Engineering of
                                     Holdings, DDi Capital and DDi

Michael P. Moisan..........   44     Vice President, Operations of Holdings,
                                     DDi Capital and DDi

Greg Halvorson.............   37     Vice President of Holdings

Eric Naroian...............   36     Vice President of Holdings

David Dominik..............   42     Director of Holdings, DDi Capital and
                                     DDi

Edward W. Conard...........   42     Director of Holdings

Prescott Ashe..............   31     Vice President and Director of
                                     Holdings, DDi Capital and DDi

Marshall Haines............   31     Director of Holdings

Benjamin Hochberg..........   27     Director of Holdings

Jeremy Schwartz............   25     Director of Holdings

Stephen M. Zide               39     Vice President and Director of Holdings

Stephen E. Adamson            41     Director of Holdings

Mark R. Benham                48     Director of Holdings

Sean Brophy                   30     Director of Holdings

Christopher Behrens           38     Director of Holdings


     Bruce D. McMaster joined the Company in 1985 and has served as President since 1991 and as a Director since 1997.

     Charles D. Dimick joined the Company in 1998 upon the Company's acquisition of Dynamic Circuits, Inc. He is a Director of Holdings, DDi Capital and DDi and is the President of Dynamic Details Incorporated, Silicon Valley (formerly known as Dynamic Circuits, Inc.), a subsidiary of DDi. Mr. Dimick founded Dynamic Circuits, Inc. in 1991 and served as its President and Chief Executive Officer until the acquisition of Dynamic Circuits, Inc. by the Company.

     Joseph P. Gisch has served as Chief Financial Officer since 1995. From 1986 to 1995, Mr. Gisch was a partner at the accounting firm of McGladrey & Pullen, LLP where he was responsible for the audit, accounting and information systems for a variety of manufacturing clients. Mr. Gisch was responsible for general accounting and income tax matters for the Company. Mr. Gisch has not been responsible for any audit services for the Company since 1991.

     John Peters joined the Company in 1998 upon the Company's acquisition of DCI. He is Vice President of Holdings and Senior Vice President of Sales and Marketing of DCI. Prior to joining the Company, Mr. Peters served as Vice President of Sales and Marketing of DCI since 1992.

     Lee W. Muse, Jr. joined the Company in 1989 and has served as Vice President, Sales and Marketing since 1992.

     Terry L. Wright joined the Company in 1991 and has served as Vice President, Engineering since 1995.

     Michael P. Moisan has been Vice President, Operations since 1996. Prior to joining the Company in October 1996, Mr. Moisan was employed by Circuit-Wise, Inc., a PCB manufacturer, as Director of Technology & Engineering. From 1987 to 1995 Mr. Moisan was employed by AMP-AKZO, Inc., a PCB manufacturer, most recently as Director of Operations.

     Greg Halvorson joined the Company in 1998 upon the Company's acquisition of DCI. He is Vice President of Holdings and Senior Vice President of Operations of DCI. Prior to joining the Company, Mr. Halvorson served as Vice President of Operations of DCI since 1995. Prior to joining DCI, Mr. Halvorson spent six years at Pacific Circuits as plant manager and head of engineering before which he was manager of computer-aided manufacturing (CAM) at Sigma Circuits.

     Eric Naroian joined the Company in 1998 upon the Company's acquisition of DCI. He is Vice President of Holdings and Vice President, DCI Value Added Assembly. Prior to joining the Company, Mr. Naroian served as Vice President, DCI Value Added Assembly since 1997. Prior to joining DCI, Mr. Naroian spent four years at Sammina Corporation, where he began as Sales Director, Western Region and completed his final two years as Vice President of Sales.

     David Dominik was elected as a Director of Holdings in November 1998 and as a Director of DDi Capital and DDi in January of 1999. Mr. Dominik has been a Managing Director of Bain Capital, Inc. since 1990. Previously, Mr. Dominik was a general partner of Zero Stage Capital, a venture capital firm focused on early-stage companies, and assistant to the chairman of Genzyme Corporation, a biotechnology firm. From 1982 to 1984, he worked as a management consultant at Bain & Company. Mr. Dominik was elected as a director of Dynamic Circuits, Inc. in 1996.

     Edward W. Conard has served as a Director since 1997. He has been a Managing Director of Bain Capital, Inc. since March 1993. From 1990 to 1992, Mr. Conard was a director of Wasserstein Perella, an investment banking firm that specializes in mergers and acquisitions. Previously, he was a Vice President at Bain & Company, where he headed the firm's operations practice area. Mr. Conard also serves as a director of Waters Corporation.

     Prescott Ashe has served as Vice President and a Director since 1997. Mr. Ashe has been a Principal at Bain Capital, Inc. since June 1998 and was an Associate at Bain Capital, Inc. from December 1992 to June 1998. Previously, he worked as an Analyst at Bain Capital, Inc. and as a consultant at Bain & Company.

     Marshall Haines was elected as a Director in November 1998. Mr. Haines has been an Associate at Bain Capital, Inc. since December 1994. Previously he had worked as an Analyst at Bain Capital, Inc. since September 1993.

     Benjamin Hochberg was elected as a Director in November 1998. Mr. Hochberg has been an Associate at Bain Capital, Inc. and an Associate at Sankaty Advisors Inc., an affiliate of Bain Capital, Inc., since July 1998. Previously he had worked as an Analyst at Bain Capital, Inc. beginning in August 1997, and prior to that he was an Associate Consultant at Bain & Company starting in July 1995.

     Jeremy Schwartz was elected as a Director in November 1998. Mr. Schwartz has been an Analyst at Bain Capital, Inc. since October 1998. Previously he had been an Analyst at Trust Company of the West in the special situations and high yield group since May 1997. Prior to that Mr. Schwartz was an Associate Consultant at Bain & Company beginning in June 1995.

     Stephen M. Zide has served as Vice President and a Director since 1997. Mr. Zide has been a Managing Director at Pacific Equity Partners since 1998. Previously he was an Associate at Bain Capital, Inc. beginning in August 1997, and prior to that he was a partner at the law firm of Kirkland & Ellis from 1992 to 1995. Mr. Zide is also a director of Alliance Laundry Systems, L.L.C.

     Stephen E. Adamson was elected as a Director in November 1998. Mr. Adamson is a Partner of Celerity Partners. Prior to joining Celerity Partners in 1995, he was a managing director of W.E. Myers & Co., a merchant banking firm. Prior to W.E. Myers & Co., Mr. Adamson was a managing director with KD Equities, a private partnership specializing in middle market leveraged buyouts. Mr. Adamson is a director of Financial Pacific Insurance Group, Inc., Rapid Design Service, Inc., Hi-Tech Manufacturing Inc. and Constar International, Inc.

     Mark R. Benham was elected as a Director of Holdings in November 1998. Mr. Benham was a co-founder of Celerity Partners and has been a Partner since 1992. Previously he was a senior investment officer of Citicorp Venture Capital, Ltd., and prior to that he was an advisor to Yamaichi UniVen Co., Ltd., the venture capital subsidiary of Yamaichi Securities International. Mr. Benham is a director of SubMicron Systems Corporation, Rapid Design Service, Inc., Hi-Tech Manufacturing, Inc. and Constar International, Inc.

     Sean Brophy was elected as a Director of Holdings in November 1998. Mr. Brophy has been a Principal at Celerity Partners since September 1996. Prior to joining Celerity he was an associate at W.E. Myers & Co., a merchant banking firm.

     Christopher Behrens has served as a Director since 1997. He has been a Principal of Chase Capital Partners ("CCP") since 1994 and a General Partner since January 1999. Prior to joining CCP, Mr. Behrens was a Vice President in the Merchant Banking Group of The Chase Manhattan Bank from 1990 to 1994. Mr. Behrens is also a director of Portola Packaging and The Pantry in addition to numerous private companies.

     At present, all Directors are elected and serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal. All members of the Board of Directors of Holdings set forth herein were elected by class vote pursuant to Holdings' Articles of Incorporation. There are no family relationships between any of the Directors or executive officers of Holdings, DDi Capital or DDi. Executive officers of Holdings, DDi Capital and DDi are elected by and serve at the discretion of their respective boards of directors.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth information concerning the compensation for the fiscal years ended December 31, 1998, 1997 and 1996 of Mr. McMaster, the Chief Executive Officer of Holdings, DDi Capital and DDi and the four other most highly compensated executive officers of Holdings, DDi Capital and DDi (collectively, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION           LONG TERM COMPENSATION

                                                                 OTHER        RESTRICTED      SECURITIES
                                                                ANNUAL           STOCK        UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION          SALARY      BONUS       COMPENSATION       AWARDS         OPTIONS        COMPENSATION
                             YEAR     ($)         ($)             ($)             ($)            (#)              ($)
Bruce D. McMaster            1998   432,423        69,694            ---(1)         ---            ---               ---
  President and Chief        1997   379,326       356,188      4,580,153(2)     241,026(7)    48,205.1 (8)     1,088,558(14)
  Executive Officer                                               23,735(3)
                                                                   3,808(4)
                             1996   331,250       300,000            ---(1)         ---          781.0 (9)           ---

Charles D. Dimick            1998   190,076        31,281          3,000(4)         ---       39,008.0(10)       852,490(15)
  Chairman, President of                                          39,684(5)                   11,592.5(11)     1,820,887(16)
  Dynamic Details                                                816,721(6)                    4,953.3(12)
  Incorporated, Silicon      1997       ---           ---            ---            ---            ---               ---
  Valley                     1996       ---           ---            ---            ---            ---               ---

Joseph P. Gisch              1998   269,346        18,967            ---(1)         ---       10,000.0(13)           ---
  Chief Financial            1997   262,847        62,077        651,791(2)      40,171(7)     8,034.2 (8)       155,198(14)
  Officer                                                          3,384(3)
                                                                   2,195(4)
                             1996   246,693        50,286            ---(1)         ---          111.0 (9)           ---

Lee W. Muse, Jr.             1998   355,981        69,694           --- (1)         ---            ---               ---
  Vice President,            1997   314,769       356,188      3,810,922(2)     187,464(7)    37,492.8 (8)       905,802(14)
  Sales and Marketing                                             19,750(3)
                                                                     891(4)
                             1996   254,807       300,000            ---(1)         ---          649.0 (9)           ---

Terry L. Wright              1998   158,519        14,111            ---(1)         ---            ---               ---
  Vice President,            1997   147,208        99,126        957,134(2)      66,952(7)    13,390.3 (8)       227,720(14)
  Engineering                                                      4,965(3)
                                                                   1,227(4)
                             1996   127,502        75,000            ---(1)         ---          162.0 (9)           ---

--------------------------------

(1) The perquisites and other benefits paid did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of such Named Executive Officer.

(2) Reflects amounts paid to certain Named Executive Officers to satisfy certain tax obligations incurred in connection with the exercise of options to purchase shares of Old Common in connection with the Recapitalization.

(3) Reflects the grant of 4,747.0, 676.8, 3,950.0, and 993.1 shares of Class A Common to Mr. McMaster, Mr. Gisch, Mr. Muse, and Mr. Wright, respectively, as compensation for services rendered.

(4) Reflects payments made in connection with the use of a personal automobile.

(5) Represents payments under the Company's Cash Bonus Plan made at the time of the exercise of options to purchase 25,236.2 shares of Class A Common.

(6) Reflects deferred cash distributions made in connection with the exchange of options to purchase shares of common stock of DCI for options to purchase shares of Class A Common and Class L Common in connection with the DCI acquisition.

(7) Reflects the purchase of 50,620.2, 8,436.7, 39,371.3 and 14,061.2 shares of restricted Class A Common by Mr. McMaster, Mr. Gisch, Mr. Muse and Mr. Wright, respectively, at a purchase price of $5.00 per share and the subsequent repurchase by Holdings from each of Mr. McMaster, Mr. Gisch, Mr. Muse and Mr. Wright of 2,415.2, 402.5, 1,878.5 and 670.9 shares of restricted Class A Common, respectively, at a purchase price of $5.00 per share in connection with the NTI acquisition. These Named Executive Officers purchased these shares by issuing an interest bearing note to the Company. The outstanding principal amounts of the interest bearing notes of such Named Executive Officers were reduced by approximately $12,076, $2,013, $9,392 and $3,354, respectively, to reflect the repurchase by Holdings of the shares of restricted Class A Common, as described above, in connection with the NTI acquisition. In 1998, each of Mr. McMaster and Mr. Muse agreed to forfeit 1,900 and 1,300 shares, respectively, of restricted Class A Common, which shares were subsequently issued to certain employees of Holdings and its subsidiaries, and the outstanding principal amounts of the interest bearing notes of such Named Executive Officers were reduced by approximately $9,500 and $6,500, respectively, to reflect the forfeiture. Additionally, each of Mr. McMaster and Mr. Muse agreed to transfer 5,700 and 4,300 shares, respectively, of restricted Class A Common, to Mr. Gisch and the outstanding principal amounts of the interest bearing notes of Mr. McMaster and Mr. Muse were reduced by approximately, $28,500 and $21,500, respectively, and the outstanding principal amount of the interest bearing note of Mr. Gisch was increased by approximately $50,000 to reflect the transfer. See "Certain Relationships and Related Transactions -- Certain Loans and Payments to Named Executive Officers." The restricted stock vests in 48 equal monthly installments beginning November 28, 1997. Holdings has the right to repurchase the unvested restricted shares of Class A Common held by a Named Executive Officer for the original purchase price in the event that the Named Executive Officer ceases to be employed by the Company.

(8) The options represent the net number of options to purchase shares of Class A Common at an exercise price of $61.17 per share, substantially above the current fair market value of the Class A Common ($5.00 per share), issued in connection with the Recapitalization after accounting for the reduction in the number of shares available upon exercise of the options as described below. The options vest in 48 equal monthly installments beginning November 28, 1997. In connection with the NTI acquisition, Mr. McMaster, Mr. Gisch, Mr. Muse and Mr. Wright agreed to permit Holdings to cancel options to purchase 2,415.2, 402.5, 1,878.5 and 670.9 shares of Class A Common, respectively, at an exercise price of $61.17 per share. Additionally, in 1998 each of Mr. McMaster and Mr. Muse agreed to permit Holdings to cancel options to purchase 1,900 and 1,300 shares, respectively, of Class A Common at an exercise price of $61.17 per share, which options were subsequently granted by Holdings to certain other employees of Holdings and its subsidiaries. Additionally, each of Mr. McMaster and Mr. Muse agreed to permit Holdings to cancel options to purchase 5,700 and 4,300 shares of Class A Common, respectively, at an exercise price of $61.17 per share, which options were subsequently granted by Holdings to Mr. Gisch.

(9) The options represent options to purchase shares of Old Common at an exercise price of $2,179 per share. In connection with the Recapitalization:
    (i) unvested options to purchase approximately 630.6, 89.6, 523.5, and 130.7 shares of Old Common at an exercise price of $2,179 held by Mr. McMaster, Mr. Gisch, Mr. Muse, and Mr. Wright, respectively, became vested and were exercised, and (ii) as part of the

     Management Rollover Equity, unvested options to purchase approximately 150.5, 21.4, 125.2 and 31.5 shares of Old Common at an exercise price of $2,179 held by Mr. McMaster, Mr. Gisch, Mr. Muse and Mr. Wright, respectively, became vested and converted into options to purchase approximately 34,012.3, 4,849.2, 28,302.0 and 7,115.2 shares of Class A
     Common, respectively, at an exercise price of $0.96 per share and options to purchase approximately 4,203.8, 599.3, 3,498.0 and 879.4 shares of Class L Common, respectively, at an exercise price of $70.19 per share. The fair market value of the Old Common on the date of the Recapitalization was $11,800 per share.

(10) The options represent options to purchase shares of Class A Common at an exercise price equal to $1.58 per share issued to replace options to purchase shares of DCI common stock in connection with the DCI acquisition..

(11) The options represent options to purchase shares of Class A Common at an exercise price equal to $61.17 per share issued to replace options to purchase shares of DCI common stock in connection with the DCI acquisition..

(12) The options represent options to purchase shares of Class L Common at an exercise price equal to $364.09 per share issued to replace options to purchase shares of DCI common stock in connection with the DCI acquisition.

(13) The options represent options to purchase shares of Class A Common at an exercise price of $61.17 issued to Mr. Gisch after each of Mr. McMaster and Mr. Muse agreed to permit Holdings to cancel options to purchase 5,700 and 4,300 shares of Class A Common, respectively, at an exercise price of $61.17 per share.

(14) Reflects bonuses earned by certain of the Named Executive Officers in connection with the Recapitalization that are payable on the third anniversary of the Recapitalization whether or not such Named Executive Officer is still employed by the Company.

(15) Reflects deferred cash distributions payable in connection with the exchange of options to purchase shares of common stock of DCI for options to purchase shares of Class A Common and Class L Common in connection with the DCI acquisition.

(16) Represents amounts payable under the Company's Cash Bonus Plan in connection with the exercise of outstanding options to purchase shares of Class A Common and Class L Common.


OPTION GRANTS

     The following table sets forth information concerning grants of options to purchase common stock of Holdings made to the Named Executive Officers during the fiscal year ended December 31, 1998.


                         OPTION GRANTS IN FISCAL 1998




                                INDIVIDUAL GRANTS

                                          PERCENT
                                         OF TOTAL
                        NUMBER OF         OPTIONS                                    POTENTIAL REALIZABLE VALUE AT
                        SECURITIES      GRANTED TO         EXERCISE                  ASSUMED ANNUAL RATES OF STOCK
                        UNDERLYING     EMPLOYEES IN        PRICE PER                 PRICE APPRECIATION FOR OPTION
                         OPTIONS        FISCAL 1998          SHARE     EXPIRATION                TERM (7)
NAME                     GRANTED (#)       (%)(6)             ($)         DATE       5% ($)    10% ($)     X%
                                                                                                         ($)
Bruce D. McMaster              ---               ---             ---          ---       ---         ---    ---

Charles D. Dimick(1)      39,008.0(2)           15.7            1.58    8/19/2006  226,530     356,453    ---
                          11,592.5(3)            4.7           61.17    8/19/2006      ---         ---    0(8)
                           4,953.3(4)           12.9          364.09    8/19/2006  861,066   2,062,402    ---

Joseph P. Gisch             10,000(5)            4.1           61.17   10/28/2007      ---         ---    0(9)
Lee W. Muse, Jr.               ---               ---             ---          ---      ---         ---    ---
Terry L. Wright                ---               ---             ---          ---      ---         ---    ---

__________________________

(1) In connection with the DCI acquisition, options to purchase 213,200 shares of common stock of DCI at an exercise price of $0.05 per share held by Mr. Dimick were converted, as part of the management rollover equity, into the right to receive a cash payment equal to $2,743,901, options to purchase approximately 39,008.0 shares of Class A Common at an exercise price of $1.58 per share, options to purchase approximately 2,127.3 shares of Class A Common at an exercise price of $61.17 per share and options to purchase approximately 4,953.3 shares of Class L Common at an exercise price of $364.09 per share. Under Mr. Dimick's employment agreement, Mr. Dimick is entitled to receive a cash bonus equal to approximately $1,860,571 that vests in accordance with the vesting schedule for the options described above and becomes payable under certain circumstances set forth in Holdings's Cash Bonus Plan.

(2) Represents shares of Class A Common. Of this total, approximately 26,888.8 were vested as of December 31, 1998. The remaining approximately 12,119.2 options vest in 22 equal monthly installments beginning January 28, 1999.

(3) Represents shares of Class A Common. Of this total, approximately 10,931.6 were vested as of December 31, 1998. The remaining approximately
      660.9 options vest in 22 equal monthly installments beginning January 28, 1999.

(4) Represents shares of Class L Common. Of this total, approximately 3,414.4 were vested as of December 31, 1998. The remaining approximately 1,538.9 options vest in 22 equal monthly installments beginning January 28, 1999.

(5) Represents shares of Class A Common. Of this total, approximately 2,916.7 were vested as of December 31, 1998. The remaining approximately 7,083.3 options vest in 34 equal monthly installments beginning January 28, 1999.

(6) Percentages are based upon the total number of options to purchase shares of Class A Common or Class L Common, as the case may be, granted to employees in fiscal 1998.

(7) There is currently no market for the Class A Common or the Class L Common of Holdings. For purposes of the calculations in this table, the fair market value of the Class A Common ($5.00 per share) and the Class L Common ($364.09 per share) was determined by the Board of Directors based upon arms length sales of shares of Class A Common and shares of Class L Common. There have been no arms length sales of the Class A Common or the Class L Common since October 28, 1998. In accordance with the rules of the Securities and Exchange Commission, the amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Holdings' common stock, the optionholder's continued employment through the option period, and the date on which the options are exercised.

(8) 36.8% reflects the percentage appreciation, compounded annually from the date of grant to the expiration date, by which the exercise price exceeded the fair market value at the date of grant.

(9) 32.1% reflects the percentage appreciation, compounded annually from the date of grant to the expiration date, by which the exercise price exceeded the fair market value at the date of grant.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth information with respect to options awarded under the Company's 1996 Stock Option Plan, the 1997 Details, Inc. Equity Incentive Plan, the Details Holdings Corp-Dynamic Circuits 1996 Stock Option Plan and the Details Holdings Corp-Dynamic Circuits 1997 Stock Option Plan, including the number and aggregate value of unexercised options outstanding on December 31, 1998.

                  AGGREGATED OPTION EXERCISES IN FISCAL 1998
                      AND FISCAL YEAR-END OPTIONS VALUES

                                                                NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS AT
                     SHARES ACQUIRED                         OPTIONS AT FISCAL YEAR-END            FISCAL YEAR-END
                       ON EXERCISE       VALUE REALIZED      (EXERCISABLE/UNEXERCISABLE)     (EXERCISABLE/UNEXERCISABLE)
NAME                       (#)                ($)(2)                     (#)                           ($)(2)
Bruce D. McMaster              ---                ---              11,843.2/28,761.9(3)                          ---
                                                                           4,203.8/0(4)                  1,235,497/0

Charles D. Dimick         25,236.2(1)          86,308               1,652.6/12,119.2(5)                 5,652/41,448
                                                                      10,931.6/660.9(6)                          ---
                                                                     3,414.4/1,538.9(7)                          ---

Joseph P. Gisch                ---                ---                5,260.0/12,774.2(3)                          ---
                                                                             599.3/0(4)                    176,134/0

Lee W. Muse, Jr.               ---                ---               9,229.1/22,413.7(3)                          ---
                                                                           3,498.0/0(4)                  1,028,062/0

Terry L. Wright                ---                ---                3,905.5/9,484.8(3)                          ---
                                                                             879.4/0(4)                    258,456/0


_____________________
(1) Represents shares of Class A Common purchased at an exercise price of $1.58 per share.

(2) Value is based on the difference between the option exercise price and the fair market value at December 31, 1998. The fair market value of the Class A Common ($5.00 per share) and the Class L Common ($364.09 per share) was determined by the Board of Directors based upon arms length sales of shares of Class A Common and shares of Class L Common. There have been no arms length sales of the Class A Common or the Class L Common since October 28, 1998.

(3) Represents options to purchase shares of Class A Common at an exercise price of $61.17 per share. The options vest in 48 equal monthly installments beginning November 28, 1997.

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

(5) Represents options to purchase shares of Class A Common at an exercise price of $1.58 per share. The options to purchase such shares of Class A Common replaced options to purchase shares of common stock of DCI that were rolled over in connection with the DCI acquisition and converted into options to purchase shares of Class A Common and shares of Class L Common.

(6) Represents options to purchase shares of Class A Common at an exercise price of $61.17 per share. The unvested options vest in 22 equal monthly installments beginning January 28, 1999. The options to purchase such shares of Class A Common replaced shares and options to purchase shares of common stock of DCI that were rolled over in connection with the DCI acquisition and converted into shares and options to purchase shares of Class A Common and shares of Class L Common.

(7) Represents options to purchase shares of Class L Common at an exercise price of $364.09 per share. The options to purchase such shares of Class L Common replaced options to purchase shares of common stock of DCI that were rolled over in connection with the DCI acquisition and converted into options to purchase shares of Class A Common and shares of Class L Common.


STOCK OPTION PLANS AND RELATED TRANSACTIONS

     Immediately after the Recapitalization, the Board of Directors adopted, and the stockholders of Holdings approved, the 1997 Details, Inc. Equity Incentive Plan (the "1997 Stock Option Plan"), which authorized the granting of stock options and the sale of Class A Common to current or future employees, directors, consultants or advisors of Holdings or its subsidiaries. The Board is authorized to sell or otherwise issue Class A Common at any time prior to the termination of the 1997 Stock Option Plan in such quantity, at such price, on such terms and subject to such conditions as established by the Board up to an aggregate of 235,000 shares of Class A Common, subject to adjustment upon the occurrence of certain events to prevent any dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events. Currently there are approximately 2,710 shares of Class A Common available for grant under the 1997 Stock Option Plan.

     In connection with the DCI acquisition, the Board of Directors adopted, and the stockholders of Holdings approved, the Details Holdings Corp.-Dynamic Circuits 1996 Stock Option Plan and the Details Holdings Corp.-Dynamic Circuits 1997 Stock Option Plan (together the "DCI Stock Option Plans"), which authorized the granting of stock options and the sale of Class A Common and Class L Common in connection with the DCI acquisition. The terms applicable to options issued under the DCI Stock Option Plans are substantially similar to the terms applicable to the options to purchase shares of DCI outstanding immediate prior to the DCI acquisition. These terms include vesting from the date of acquisition through 2002. An optionholder's scheduled vesting is dependent upon continued employment with the Company. Upon termination of employment, any unvested options as of the termination date are forfeited.

     In connection with the DCI acquisition, Holdings converted each DCI stock option award into the right to receive a cash payment and an option to purchase shares of Class A Common and shares of Class L Common. The options granted bear exercise prices of either $1.58 ($1.58 Options) or $61.17 ($61 Options) for the purchase of Class A shares or $364.09 for Class L Shares. The Board is authorized to sell or otherwise issue Class A Common and Class L Common at any time prior to the termination of the applicable DCI Stock Option Plan in such quantity, at such price, on such terms and subject to such conditions as established by the Board up to an aggregate of 222,600 shares of Class A Common and 28,300 shares of Class L Common, in the case of the Details Holdings Corp.- Dynamic Circuits 1996 Stock Option Plan, and 46,000 shares of Class A Common and 5,850 shares of Class L Common in the case of the Details Holdings Corp.-Dynamic Circuits 1997 Stock Option Plan (in each case, subject to adjustment upon the occurrence of certain events to prevent any dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events). Under the terms of the DCI Stock Option Plans, however, no options may be granted after the acquisition date. Accordingly, there are currently no options to purchase shares of Class A Common and no options to purchase shares of Class L Common available for grant under the DCI Stock Option Plans. As of December 31, 1998, all options outstanding under the DCI Stock Option Plans had weighted average remaining contractual lives of approximately eight years.

     In 1998, each of Mr. McMaster and Mr. Muse agreed to permit Holdings to cancel options to purchase 7,600 and 5,600 shares, respectively, of Class A Common at an exercise price of $61.17 per share, which options were subsequently granted by Holdings to certain other employees of Holdings and its subsidiaries.


COMPENSATION OF DIRECTORS

     DDi, DDi Capital and Holdings currently pay no compensation to their independent directors, and pay no additional remuneration to their employees or to executives of DDi, DDi Capital or Holdings for serving as directors.


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

     Mr. Dimick is currently employed as Chairman of the Company and President of Dynamic Details Incorporated, Silicon Valley pursuant to an agreement dated July 23, 1998. Under this agreement, Mr. Dimick is entitled to receive salary at an annual rate of $420,000 in 1998 and approximately $444,700 in 1999. In addition, Mr. Dimick is eligible for an annual bonus based upon the achievement of EBITDA targets and received an award, pursuant to the agreement, of 39,008 Class A Cash Bonus Units valued at $1.5725 per Unit and 4,953.3 Class L Cash Bonus Units valued at $363.2381 per Unit, which Cash Bonus Units vest on the same schedule applicable to the vesting of the options to purchase shares of Class A Common and shares of Class L Common granted in connection with the DCI acquisition and are payable in accordance with the terms of the Cash Bonus Plan. Mr. Dimick also entered into a Non-Compete Agreement with the Company which contains customary confidentiality provisions and a non-compete clause effective for the duration of the term of the agreement.

     Mr. Gisch is currently employed as Chief Financial Officer of the Company pursuant to an agreement dated September 1, 1995, as amended, effective until October 28, 2000. Under this agreement, Mr. Gisch is entitled to receive an annual salary of $252,000 in 1997, $265,000 in 1998 and $275,000 in 1999. In
addition, Mr. Gisch is eligible for an annual bonus based upon the achievement of EBITDA targets and received an award, pursuant to the agreement, of 676.8 shares of Class A Common on the Recapitalization closing date. Mr. Gisch's employment agreement contains customary confidentiality provisions. In addition, Mr. Gisch will be entitled to receive an additional bonus of $155,198 in consideration of prior services which will be payable on the third anniversary of the Recapitalization whether or not he is still employed by the Company.

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

     Base salaries for Mr. McMaster, Mr. Dimick, Mr. Gisch, Mr. Muse and Mr. Wright on or after January 1, 2000 will be established by the Company at a level that equals or exceeds base salaries for 1999.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The following report has been submitted by the Compensation Committee of the Board of Directors of Holdings:

     The Compensation Committee is responsible for reviewing the recommendations of the Chief Executive Officer on compensation levels of all other officers, adopting and changing compensation policies and practices of Holdings, and reporting its recommendations to the full Board. In addition, the Compensation Committee is responsible for the administration of the Company's stock plans.
In reviewing the Company's compensation programs, the Compensation Committee intends to adhere to a compensation philosophy that (i) attracts and retains qualified executives who will add to the long-term success of the Company, (ii) relates to the achievement of operational and strategic objectives, and (iii) is commensurate with each executive's performance, level of responsibility and overall contribution to the success of the Company. In making its recommendations to the full Board concerning adjustments to compensation levels, the Compensation Committee intends to consider the financial condition and operational performance of the Company during the prior year. The Compensation Committee expects the Company's executive compensation program to consist of three principal components: (i) base salary; (ii) annual bonus; and (iii) long-term equity incentives.

     The compensation for Mr. McMaster, the Chief Executive Officer of Holdings, for the year ended December 31, 1998 was established pursuant to the terms of his employment agreement with Holdings. The terms of this agreement were determined through arms-length negotiations with representatives of Bain Capital, Inc. in conjunction with the Recapitalization, prior to the formation of the Compensation Committee.

     Under their respective employment agreements, certain executives of Holdings receive an annual bonus based on the company's achievement of targeted operating results, which are established at the beginning of each year by the
Compensation Committee.   The Company achieved such levels in 1998.  The level
of bonus that each such executive officer is eligible to earn is also established by the Compensation Committee at the beginning of each year. The annual bonus was equal to a specified percentage of each such executive's annual salary.

     The foregoing report has been approved by all members of the Compensation Committee.

                              Edward Conard
                              David Dominik
                              Prescott Ashe


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee was established by the Board of Directors of Holdings in 1998, and is currently comprised of Edward Conard, David Dominik and Prescott Ashe. Mr. Ashe is a Vice President of Holdings, however he receives no compensation from Holdings or any of its subsidiaries for his services as such.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     All of DDi Capital's issued and outstanding capital stock is owned by Intermediate which is wholly-owned by Holdings. As of March 1, 1999, the outstanding equity securities of Holdings consisted of 3,443,985.4 shares of Class A Common and 391,700.8 shares of Class L Common. The Class A Common consists of six separate classes (A-1 through A-7), which have different rights with respect to the election of directors. All of the shares of Class A Common entitle the holder to one vote per share on all matters to be voted upon by the stockholders of Holdings except for Class A-7, which is nonvoting. The Class L Common is identical to the Class A Common except that the Class L Common is entitled to a preference over the Class A Common with respect to any distribution by Holdings to holders of its capital stock equal to the original cost of such shares ($364.09) plus an amount which accrues on a daily basis at a rate of 12% per annum, compounded quarterly. The Class L Common is convertible into Class A Common upon a vote of a majority of the holders of the outstanding Class L Common at any time.

     The following table sets forth certain information as of March 1, 1999 regarding the beneficial ownership of (i) each class of voting securities of Holdings by each person known to Holdings to own more than 5% of any class of outstanding voting securities of Holdings, and (ii) the equity securities of Holdings by each Director of Holdings, each Named Executive Officer and all of Holdings' directors and executive officers as a group. To the knowledge of Holdings, each such stockholder has sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.

                                                           SHARES BENEFICIALLY OWNED
                                                           -------------------------
                                            CLASS A COMMON STOCK      CLASS L COMMON STOCK
                                           ---------------------      --------------------
                                             NUMBER     PERCENTAGE    NUMBER      PERCENTAGE
            NAME AND ADDRESS                OF SHARES    OF CLASS    OF SHARES     OF CLASS
            ----------------                ---------   ----------   ---------    ----------
PRINCIPAL STOCKHOLDERS:
Bain Capital Funds (1)                     1,404,107.0        37.8%  172,464.5        39.8%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, Massachusetts 02116

Celerity Circuits, L.L.C.(2)                 285,051.7         7.7    34,643.2         8.0
 c/o Celerity Partner, L.L.C.
 11111 Santa Monica Boulevard
 Suite 1127
 Los Angeles, California  90025

Chase Manhattan Capital, L.P.(3)             457,122.8        12.3    56,498.3        12.8
 380 Madison Avenue
 12th Floor
 New York, New York 10017

KB Mezzanine Fund II, L.P.                   214,149.4         5.8    25,786.9         6.0
 c/o Equinox Investment Partners LLC
 405 Lexington Avenue
 21st Floor
 New York, New York  10174

DIRECTORS AND EXECUTIVE OFFICERS:

Bruce D. McMaster(4)                         210,216.0         5.7    18,494.5         4.3
Charles D. Dimick(5)                         210,419.9         5.7    25,570.1         5.9
John Peters(6)                                74,296.2         2.0     8,946.4         2.1
Joseph P. Gisch(7)                            46,145.5         1.2     2,554.9         0.6
Lee W. Muse(8)                               152,688.8         4.1    12,963.5         3.0
Greg Halverson(9)                             36,712.3         1.0     4,491.2         1.0
Eric Naroian(10)                              58,224.1         1.6     6,007.9         1.4
Terry L. Wright(11)                           43,811.6         1.2     3,016.6         0.7
Michael Moisan(12)                             4,770.7         0.1       558.7         0.1
Christopher Behrens(13)                      457,122.8        12.3    56,498.3        12.8
Edward Conard(14)                            366,780.9         9.9    45,163.5        10.4
David Dominik(14)                            366,780.9         9.9    45,163.5        10.4
Stephen M. Zide(15)                          366,780.9         9.9    45,163.5        10.4
Prescott Ashe(15)                            366,780.9         9.9    45,163.5        10.4
Marshall Haines(15)                          366,780.9         9.9    45,163.5        10.4
Benjamin Hochberg(15)                        366,780.9         9.9    45,163.5        10.4
Jeremy Schwartz(15)                          366,780.9         9.9    45,163.5        10.4
Mark R. Benham(16)                           285,051.7         7.7    34,643.2         8.0
Stephen E. Adamson(16)                       285,051.7         7.7    34,643.2         8.0
Sean Brophy                                        ---         ---         ---         ---
All Directors and executive officers as
a group (20 persons)(17)                     837,285.1        22.6    82,603.8        19.1

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

(2) Consists of shares owned by Celerity Circuits, L.L.C., Celerity Details, L.L.C. and Celerity Liquids, L.L.C. Celerity Partners, L.L.C. and its managing members control each of such entities. Accordingly, Celerity Circuits, L.L.C. may be deemed to beneficially own shares owned by Celerity Details, L.L.C. and Celerity Liquids, L.L.C. Celerity Circuits, L.L.C. disclaims beneficial ownership of any such shares in which it does not have a pecuniary interest.

(3) Consists of shares owned by CMC, Chase Securities Inc. and DI Investors, L.L.C. CMC and Chase Securities Inc. are affiliate of The Chase Manhattan Bank. CMC is the managing member of DI Investors, L.L.C. and owns a majority of the interests therein. Accordingly, CMC may be deemed to beneficially own shares owned by Chase Securities Inc. and DI Investors, L.L.C. CMC disclaims beneficial ownership of any such shares in which it does not have a pecuniary interest.

(4) The shares of Class A Common included in the table include 25,680.2 shares, which are subject to vesting and 15,226.9 shares that can be acquired upon the exercise of outstanding options. The shares of Class L Common included in the table include 4,203.8 shares that can be acquired upon the exercise of outstanding options.

(5) The shares of Class A Common included in the table include 14,907.9 shares that can be acquired upon the exercise of outstanding options. The shares of Class L Common included in the table include 3,694.2 shares that can be acquired upon the exercise of outstanding options.

(6) The shares of Class A Common included in the table include 4,440.2 shares that can be acquired upon the exercise of outstanding options. The shares of Class L Common included in the table include 927.6 shares that can be acquired upon the exercise of outstanding options.

(7) The shares of Class A Common included in the table include 10,895.7 shares, which are subject to vesting and 6,762.8 shares that can be acquired upon the exercise of outstanding options. The shares of Class L Common included in the table include 599.3 shares that can be acquired upon the exercise of outstanding options.

(8) The shares of Class A Common included in the table include 20,054.0 shares, which are subject to vesting and 11,959.8 shares that can be acquired upon the exercise of outstanding options. The shares of Class L Common included in the table include 3,498.0 shares that can be acquired upon the exercise of outstanding options.

(9) The shares of Class A Common included in the table include 4,179.0 shares that can be acquired upon the exercise of outstanding options. The shares of Class L Common included in the table include 4,491.2 shares that can be acquired upon the exercise of outstanding options.

(10) The shares of Class A Common included in the table include 21,900.6 shares that can be acquired upon the exercise of outstanding options. The shares of Class L Common included in the table include 2,591.2 shares that can be acquired upon the exercise of outstanding options.

(11) The shares of Class A Common included in the table include
     8,090.0 shares, which are subject to vesting and 5,021.4 shares that can be acquired upon the exercise of outstanding options. The shares of Class L Common included in the table include 879.4 shares that can be acquired upon the exercise of outstanding options.

(12) The shares of Class A Common included in the table include 4,770.7 shares that can be acquired upon the exercise of outstanding options. The shares of Class L Common included in the table include 558.7 shares that can be acquired upon the exercise of outstanding options.

(13) Mr. Behrens is a General Partner of CCP, the general partner of CMC and, accordingly, may be deemed to beneficially own shares owned by CMC. Mr. Behrens disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of Mr. Behrens is c/o Chase Capital Partners, 380 Madison Avenue, 12th Floor, New York, New York 10017.

(14) The shares of Class A Common and Class L Common included in the table represent shares held by BCIP and BCIP Trust. Messrs. Conard and Dominik are each Managing Directors of Bain Capital, Inc. and are each general partners of BCIP and BCIP Trust and, accordingly, may be deemed to beneficially own shares owned by such funds. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of each such person is c/o Bain Capital, Inc., Two Copley Place, Boston, Massachusetts 02116.

(15) The shares of Class A Common and Class L Common included in the table represent shares held by BCIP and BCIP Trust. Mr. Zide is a Managing Director of Pacific Equity Partners and was formerly an Associate of Bain Capital, Inc. Mr. Ashe is a Principal of Bain Capital, Inc. and Messrs. Haines, Hochberg and Schwartz are each Associates of Bain Capital, Inc. Each such persons are partners of BCIP and BCIP Trust and, accordingly, may be deemed to beneficially own shares owned by such funds. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of each such person is c/o Bain Capital, Inc., Two Copley Place, Boston, Massachusetts 02116.

(16) Mr. Benham and Mr. Adamson are each Managing Members of Celerity Partners, L.L.C., and control each of Celerity Details, L.L.C., Celerity Liquids, L.L.C. and Celerity Circuits, L.L.C. and, accordingly, may be deemed to beneficially own shares owned by Celerity Details, L.L.C., Celerity Liquids, L.L.C. and Celerity Circuits, L.L.C. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of each such person is c/o Celerity Partners, 11111 Santa Monica Boulevard, Suite 1127, Los Angeles, California 90025.

(17) Excludes shares deemed to be beneficially owned by Messrs. Conard, Dominik, Ashe, Haines, Hochberg, Schwartz, Zide, Behrens, Benham and Adamson.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The following summary of the Stock Contribution and Merger Agreement, the Stockholders Agreement and the Management Agreement is a description of the material provisions of those agreements and is subject to, and qualified in its entirety by reference to, those agreements, each of which has been previously filed with the Securities and Exchange Commission (the "Commission").

STOCK CONTRIBUTION AND MERGER AGREEMENT

     The Stock Contribution and Merger Agreement dated as of July 23, 1998 contains customary provisions for such agreements, including representations and warranties with respect to the condition and operations of the business of each of DDI and DCI, covenants with respect to the conduct of their respective businesses prior to the DCI acquisition closing and various closing conditions, including the obtaining of financing and the continued accuracy of representations and warranties.

     The Stock Contribution and Merger Agreement contains indemnification provisions binding on the Company after the closing of the transactions contemplated therein (subject to certain limitations set forth therein).

     Specifically, Holdings has agreed to indemnify: (a) each of the former DCI stockholders and their agents and affiliates against any and all liabilities resulting from (i) any misrepresentation or breach of warranty made by Holdings or any of its subsidiaries in the Stock Contribution and Merger Agreement and
(ii) any breach or default in performance by Holdings or any of its subsidiaries of any covenant or agreement contained in the Stock Contribution and Merger Agreement, prior to the DCI acquisition and (b) each of the stockholders of Holdings immediately prior to the DCI acquisition closing and their agents and affiliates against any and all liabilities resulting from (i) any misrepresentation or breach of warranty by DCI in the Stock Contribution and Merger Agreement and (ii) any breach or default in performance by DCI or any of its subsidiaries of any covenant or agreement contained in the Stock Contribution and Merger Agreement, prior to the DCI acquisition.

     Immediately prior to the consummation of the DCI acquisition, certain stockholders of Holdings owned approximately 1,796,664 shares of common stock of DCI, representing approximately 20% of the outstanding common stock of DCI on a fully diluted basis.

STOCKHOLDERS AGREEMENT

     In connection with the Recapitalization, the Bain Capital Funds, management, CMC and all of the other stockholders and optionholders of Holdings entered into a stockholders agreement (the "Stockholders Agreement"), that, among other things, provides for tag-along rights, drag-along rights, registration rights, restrictions on the transfer of shares held by parties to the Stockholders Agreement and certain preemptive rights for certain stockholders including the Bain Capital Funds, management and CMC. The Stockholders Agreement also provides that the parties thereto will vote their shares in the same manner as the Bain Capital Funds in connection with certain transactions and that the Bain Capital Funds will be entitled to fix the number of directors of Holdings. Pursuant to Holdings' charter, the Bain Capital Funds will be entitled to elect a sufficient number of directors to maintain a majority of the board of directors of Holdings, each of Celerity Circuits, L.L.C. and management will be entitled to elect two directors, and CMC will be entitled to elect one director.

     In connection with the DCI acquisition, all former stockholders of DCI that received equity securities of Holdings became party to the Stockholders Agreement.

MANAGEMENT AGREEMENT

     Pursuant to a management agreement among Bain Capital Partners V, L.P. ("Bain"), Holdings and Details (the "Management Agreement"), Bain is entitled to a management fee when, and if, it provides advisory services to Holdings or the Company in connection with potential business acquisitions. Beginning on the first anniversary of the Recapitalization, Bain may, upon the request of Holdings or the Company, perform certain management consulting services at Bain's customary rates plus reimbursement for reasonable out-of-pocket expenditures. In addition, Bain will receive a fee in an amount which will approximate 1% of the gross purchase price of any senior financing transaction in connection with an acquisition, recapitalization or refinancing transaction (including assumed debt). In connection with the Recapitalization, NTI acquisition and DCI acquisition, Bain was paid fees of approximately $3.1 million, approximately $380,000, and approximately $2.7 million, respectively. The Management Agreement continues in full force and effect, unless and until terminated by mutual consent of the parties, or until terminated as a result of a breach of the Management Agreement. The Management Agreement includes customary indemnification provisions in favor of Bain.

CERTAIN INTERESTS OF THE FORMER CEO

     The Company leases the buildings and certain equipment located at its Anaheim, California facility pursuant to lease arrangements entered into with the Swenson Family Trust, a trust controlled by the Company's founder and former shareholder, James I. Swenson, and his wife. Under the terms of these leases, the Company paid approximately $108,000 per month in 1998 as base rent subject to applicable adjustment based upon changes in the consumer price index. The leases have a remaining term of 7 years with an option to renew for an additional 10 years or to purchase the property at fair market value upon expiration. See "Description of Property."

CERTAIN LOANS AND PAYMENTS TO NAMED EXECUTIVE OFFICERS

     In connection with the exercise of options to purchase shares of Class A Common granted in connection with the Recapitalization at an exercise price of $0.96 per share and the purchase of shares of restricted Class A Common at a price of $5.00 per share, Holdings accepted as payment from each Named Executive Officer purchasing such shares a note bearing interest at 5.57% per annum. Mr. McMaster, Mr. Gisch, Mr. Muse and Mr. Wright received loans of approximately $285,885, $46,856, $224,137 and $77,164, respectively. The principal amounts of such notes were reduced to approximately $273,806, $44,844, $214,742, and $73,810, respectively, in connection with the repurchase by Holdings of certain shares of restricted Class A Common at a price of $5.00 per share in connection with the NTI acquisition. The Company has agreed to permit the Named Executive Officers to repay their respective loan obligations with proceeds received as deferred purchase price in connection with the Recapitalization.

     In addition, in connection with the exercise of options to purchase shares of Class L Common, the Company has agreed to pay certain Named Executive Officer an amount sufficient to satisfy certain of such Named Executive Officer's tax obligations arising out of the exercise of such options and the receipt of such payment from the Company.

     In 1998, each of Mr. McMaster and Mr. Muse agreed to forfeit 1,900 and 1,300 shares, respectively, of restricted Class A Common, which shares were subsequently issued to certain employees of Holdings and its subsidiaries, and the outstanding principal amounts of the interest bearing notes of such Named Executive Officers were reduced by approximately $9,500 and $6,500, respectively, to reflect the forfeiture. Additionally, each of Mr. McMaster and Mr. Muse agreed to transfer 5,700 and 4,300 shares, respectively, of restricted Class A Common, to Mr. Gisch and the outstanding principal amounts of the interest bearing notes of Mr. McMaster and Mr. Muse were reduced by approximately, $28,500 and $21,500, respectively, and the outstanding principal amount of the interest bearing note of Mr. Gisch was increased by approximately $50,000 to reflect the transfer.


OTHER RELATED PARTY PAYMENTS

     In connection with the DCI acquisition and related transactions, Celerity Partners, L.L.C. and its affiliates were paid fees and expenses aggregating approximately $1.7 million. Celerity Partners, L.L.C. and its managing members control Celerity Details, L.L.C., Celerity Liquids, L.L.C. and Celerity Circuits, L.L.C., which are each stockholders of Holdings.

     The Bain Capital Funds, the controlling shareholders of Holdings, were shareholders of DCI prior to the Company's July 1998 acquisition of DCI. In conjunction with the acquisition, the Bain Capital Funds received approximately $22.9 million for the redemption of certain shares of DCI common stock held prior to consummation of the acquisition.

     CMC, a shareholder of Holdings, is an affiliate of The Chase Manhattan Bank ("Chase"). In conjunction with the acquisition of DCI, Chase acted as collateral, co-syndication, and administrative agent with regard to the establishment of the New Senior Credit Facility. In this capacity, Chase received approximately $2.4 million in fees. Chase also participates as a lender in the syndication, and is a counterparty to one of the Company's interest rate exchange agreements, under terms similar to those of the other participants and counterparties.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
PricewaterhouseCoopers LLP Report of Independent Accountants              F-1

McGladrey & Pullen LLP Independent Auditor's Report                       F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997              F-3

Consolidated Statements of Operations for the Years Ended December 31,    F-4
1998, 1997 and 1996

Consolidated Statements of Stockholders' Equity (Deficit) for the         F-5
Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the Years Ended                 F-6
December 31, 1998, 1997 and 1996

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

EXHIBIT                  DESCRIPTION
-------                  -----------

3.1 DDi Capital Corp. Articles of Incorporation, as amended. (Previously filed as Exhibit 3.1 to Registration Statement No. 333-41187, as amended)
3.1.1 Amendment to the Articles of Incorporation of DDi Capital Corp. dated December 15, 1998.
3.2 DDi Capital Corp. By-laws. (Previously filed as Exhibit 3.2 to Registration Statement No. 333-41187, as amended)
3.3 Dynamic Details, Incorporated Articles of Incorporation, as amended. (Previously filed as Exhibit 3.1 to Registration Statement No. 333-41211, as amended)
3.3.1 Amendment to the Articles of Incorporation of Dynamic Details, Incorporated dated December 15, 1998.
3.4 Dynamic Details, Incorporated By-laws. (Previously filed as Exhibit 3.2 to Registration Statement No. 333-41211, as amended)
4.1     Indenture dated as of November 18, 1997. (Previously filed as Exhibit
        4.1 to Registration Statement No. 333-41187, as amended)
4.2 Supplemental Indenture dated as of February 10, 1998. (Previously filed as Exhibit 4.2 to Registration Statement No. 333-41187, as amended)
4.3 Exchange and Registration Rights Agreement dated as of November 18, 1997. (Previously filed as Exhibit 4.3 to Registration Statement No. 333-41187, as amended)
4.4     Indenture dated as of November 18, 1997. (Previously filed as Exhibit
        4.1 to Registration Statement No. 333-41211)
4.5 Exchange and Registration Rights Agreement dated as of November 18, 1997. Previously filed as Exhibit 4.2 to Registration Statement No. 333-41211, as amended)
10.1 Stock Contribution and Merger Agreement dated July 23, 1998 by and among Details Holding Corp. and Dynamic Circuits Inc. and the Stockholders of Dynamic Circuits Inc. (Previously filed as Exhibit 2.1 to Form 8-K dated July 23, 1998)
10.2 Credit Agreement dated as of July 23, 1998, as Amended and Restated as of August 28, 1998, and as further amended by the First Amendment thereto dated March 10, 1999.
10.3    Credit Agreement dated as of July 23, 1998. (Previously filed as Exhibit
        4.1 to Form 8-K dated July 23, 1998.
10.4 First Amendment dated as of December 5, 1997 to Credit Agreement dated as of October 28, 1997. (Previously filed as Exhibit 10.1 to Registration Statement No. 333-41187, as amended)
10.5 Credit Agreement dated as of October 28, 1997, as Amended and Restated as of December 5, 1997. (Previously filed as Exhibit 10.2 to Registration Statement NO. 333-41187, as amended)
10.6 Details Holdings Corp. -- Dynamic Circuits 1996 Stock Option Plan dated as of July 23, 1998.
10.7 Details Holdings Corp. -- Dynamic Circuits 1997 Stock Options Plan dated as of July 23, 1998.
10.8    Details Holdings Corp. Bonus Plan dated as of July 23, 1998.
10.9    Management Agreement dated October 28, 1997. (Previously filed as
        Exhibit 10.6 to Registration Statement No. 333-41187, as amended)
10.10 Amended and Restated Recapitalization Agreement dated as of October 4, 1997. (Previously filed as Exhibit 10.2 to Registration Statement No. 333-41187, as amended)
10.11   Stockholders Agreement dated October 28, 1997. (Previously filed as
        Exhibit 10.3 to Registration Statement No. 333-41187, as amended)
10.12   1997 Details, Inc. Equity Incentive Plan. (Previously filed as Exhibit
        10.7 to Registration Statement No. 333-41187, as amended)
10.13 1996 Employee Stock Option Plan dated December 31, 1996. (Previously filed as Exhibit 10.8 to Registration Statement No. 333-41187, as amended)
10.14 1996 Performance Stock Option Plan dated December 31, 1996. (Previously filed as Exhibit 10.9 to Registration Statement No. 333-41187, as amended)
10.15 Real Property Master Lease Agreement dated January 1, 1996. (Previously filed as Exhibit 10.4 to Registration Statement No. 333-41187, as amended)
10.16 Personal Property Master Lease Agreement dated January 1, 1996. (Previously filed as Exhibit 10.5 to Registration Statement No. 333-41187, as amended)
10.17 McMaster Employment Agreement dated September 1, 1995, as amended October 28, 1997. (Previously filed as Exhibit 10.10 to Registration Statement No. 333-41187, as amended)
10.18 Gisch Employment Agreement dated September 19, 1995 as amended October 28, 1997. (Previously filed as Exhibit 10.11 to Registration Statement No. 333-41187, as amended)
10.19 Muse Employment Agreement dated September 1, 1995, as amended October 28, 1997. (Previously filed as Exhibit 10.12 to Registration Statement No. 333-41187, as amended)

10.20   Wright Employment Agreement dated September 1, 1995, as amended
        October 28, 1997. (Previously filed as Exhibit 10.13 to Registration Statement No. 333-41187, as amended)
10.21   Dimick Employment Agreement dated July 23, 1998.
10.22   Halvorson Employment Agreement dated July 23, 1998.
10.23   Peters Employment Agreement dated July 23, 1998.
10.24   Naroian Employment Agreement dated July 23, 1998.
10.25 Employee Incentive Compensation Plan dated January 2, 1997 between Details, Inc. and Michael P. Moisan. (Previously filed as Exhibit 10.20 to Registration Statement No. 333-41187, as amended)
10.26 NTI Stock Purchase Agreement dated December 19, 1997. (Previously filed as Exhibit 10.4 to Registration Statement No. 333-41187, as amended)
10.27 NTI Real Property Lease Agreement dated as of June 15, 1994. (Previously filed as Exhibit 10.16 to Registration Statement No. 333-41187, as amended)
10.28 NTI Real Property Lease Agreement dated as of June 15, 1994. (Previously filed as Exhibit 10.17 to Registration Statement No. 333-41187, as amended)
10.29 NTI Real Property Lease Agreement dated as of June 15, 1994. (Previously filed as Exhibit 10.18 to Registration Statement No. 333-41187, as amended)
10.30   DCI Real Property Lease Agreement dated as of July 22, 1991.
10.31   DCI Real Property Lease Agreement dated as of March 20, 1997.
10.32   DCI Real Property Lease Agreement dated as of November 12, 1997.
10.33   DCI Real Property Lease Agreement dated as of August 18, 1998.
10.34   Cuplex Real Property Lease Agreement dated as of April 14, 1998.
10.35   Cuplex Real Property Lease Agreement dated as of May 13, 1996.
10.36   Cuplex Real Property Lease Agreement dated as of November 2, 1995.
12.1 DDi Capital Corp. and Dynamic Details, Incorporated statement re: computation of ratio of earnings to fixed charges.
16.1 Letter of McGladrey & Pullen LLP re: change of accountant. (Previously filed as Exhibit 16.1 to Registration Statement No. 333-41187, as amended)
21.1    Subsidiaries of the Registrants
24.1    Power of Attorney dated March 15, 1999 relating to signing of Form 10-K.
25.1 Statement of Eligibility on Form T-1 of State Street Bank and Trust Company as Trustee. (Previously filed as Exhibit 25.1 to Registration Statement No. 333-41187, as amended)
25.2 Statement of Eligibility on Form T-1 of State Street Bank and Trust Company as Trustee. (Previously filed as Exhibit 25.1 to Registration Statement No. 333-41211, as amended)
27.1    Dynamic Details, Incorporated Financial Data Schedule.
27.2    DDi Capital Corp. Financial Data Schedule.

(b)     Reports on Form 8-K

        The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

        Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act:

        No annual report covering the Registrants' last fiscal year or any proxy material with respect to a meeting of securityholders has been sent to any of the Registrants' securityholders.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this annual report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 30th day of March, 1999.

                                    DDi CAPITAL CORP.


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

         Signature                     Title
         ---------                     -----
     Bruce D. McMaster       President (principal
                             executive officer)

     Joseph P. Gisch         Vice President and Chief
                             Financial Officer
                              (principal financial and
                             accounting officer)

     Charles D. Dimick       Director


     Stephen M. Zide         Vice President and
                             Director

     Edward Conard           Director


     David Dominik           Director


     Prescott Ashe           Director

                                      /s/ Joseph P. Gisch
                                      -------------------
                                      By: Joseph P. Gisch
                                      as Attorney-in-Fact
                                         March 30, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dynamic Details, Incorporated has duly caused this annual report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 30th day of March, 1999.

                                    DYNAMIC DETAILS, Incorporated


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

         Signature                     Title
         ---------                     -----
     Bruce D. McMaster       President (principal
                             executive officer)



     Joseph P. Gisch         Vice President and Chief
                             Financial Officer
                              (principal financial and
                             accounting officer)

     Charles D. Dimick       Director



     Stephen M. Zide         Vice President and
                              Director


     Edward Conard           Director



     David Dominik           Director



     Prescott Ashe           Director


                              /s/ Joseph P. Gisch
                             -----------------------
                             By: Joseph P. Gisch
                             As Attorney-in-Fact
                             March 30, 1999





                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
DDi Capital Corp. and
Dynamic Details, Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 on page 46 present fairly, in all material respects, the financial position of DDi Capital Corp. ("DDi Capital") and its subsidiary, and Dynamic Details, Incorporated and subsidiaries ("DDi") (collectively, the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Costa Mesa, California
March 16, 1999

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Details, Inc.
Anaheim, California

We have audited the accompanying consolidated statements of operation, stockholders' equity (deficit) and cash flows of Details, Inc. and Subsidiaries for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, and the results of their operations and cash flows of Details, Inc. and Subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP

Anaheim, California
February 14, 1997
                                      F-2

DDi CAPITAL AND DDi
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                          DECEMBER 31,
                                                   ----------------------------------------------------------
                                                       1997           1997           1998           1998
                                                   -------------  -------------  -------------  -------------
                                                        DDi        DDi CAPITAL        DDi        DDi CAPITAL
ASSETS
Current assets:
    Cash and cash equivalents                        $   5,377      $   5,377      $   1,905      $   1,905
    Trade receivables, net of allowance for
      doubtful accounts of $399 and $1,428
      in 1997 and 1998, respectively                    15,643         15,643         34,764         34,764
    Inventories                                          4,330          4,330         12,615         12,615
    Prepaid expenses and other                             525            525          1,236          1,236
    Income tax receivable                                8,537          9,363          3,793          3,793
    Deferred tax asset                                   6,239          8,240          4,816          4,816
                                                     ---------      ---------      ---------      ---------
        Total current assets                            40,651         43,478         59,129         59,129
                                                     ---------      ---------      ---------      ---------
Property, plant and equipment, net                      26,132         26,132         61,018         61,018
Debt issue costs, net                                    9,619         13,083         11,458         15,167
Goodwill and other intangibles, net                     26,071         26,071        226,286        226,286
Other                                                       98             98            566            566
                                                     ---------      ---------      ---------      ---------
                                                     $ 102,571      $ 108,862      $ 358,457      $ 362,166
                                                     =========      =========      =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current maturities of long-term debt and
      capital lease obligations                      $   2,450      $   2,450      $   4,390      $   4,390
    Revolving credit facility                               --             --          7,000          7,000
    Accounts payable                                     7,609          7,609         14,612         14,612
    Accrued salaries and related benefits                1,671          1,671          2,929          2,929
    Accrued interest payable                             1,760          1,760          1,438          1,438
    Accrued expenses                                     6,399          6,399          8,891          8,891
    Current maturities of deferred notes payable            --             --          2,788          2,788
    Escrow payable to redeemed stockholders                 --             --          3,900          3,900
                                                     ---------      ---------      ---------      ---------
        Total current liabilities                       19,889         19,889         45,948         45,948
                                                     ---------      ---------      ---------      ---------
    Escrow payable to redeemed stockholders              8,600          8,600             --             --
    Long-term debt and capital lease obligations       210,100        271,068        358,150        426,955
    Deferred notes payable                                  --             --          3,743          3,743
    Deferred tax liability                                 530            530         27,878         22,804
    Other                                                   --             --            686            686
                                                     ---------      ---------      ---------      ---------
        Total liabilities                              239,119        300,087        436,405        500,136
                                                     ---------      ---------      ---------      ---------
Commitments and contingencies

Stockholders' deficit:
    Common stock                                             1              1              1              1
    Additional paid-in-capital                         138,744         88,583        245,531        194,737
    Accumulated deficit                               (275,293)      (279,809)      (323,480)      (332,708)
                                                     ---------      ---------      ---------      ---------
        Total stockholders' deficit                   (136,548)      (191,225)       (77,948)      (137,970)
                                                     ---------      ---------      ---------      ---------
                                                     $ 102,571      $ 108,862      $ 358,457      $ 362,166
                                                     =========      =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

DDi CAPITAL AND DDi (*)
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                            YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------------------------
                                                      1996               1997            1997            1998            1998
                                              --------------------   -------------   -------------   -------------   -------------
                                              PRE-RECAPITALIZATION
                                                    COMPANY               DDi         DDi CAPITAL         DDi         DDi CAPITAL
Net sales                                           $67,515            $ 78,756        $ 78,756        $174,853        $174,853
Cost of goods sold                                   30,505              38,675          38,675         119,288         119,288
                                                    -------            --------        --------        --------        --------
    Gross profit                                     37,010              40,081          40,081          55,565          55,565

Operating expenses
    Compensation to former CEO                        1,055               2,149           2,149              --              --
    General and administration                        1,929               2,057           2,057           8,442           8,463
    Sales and marketing                               5,989               7,278           7,278          12,801          12,801
    Stock compensation and related bonuses               --              31,271          31,271              --              --
    Amortization of intangibles                          --                  --              --          10,899          10,899
    Write-off of acquired in-process
        research and development                         --                  --              --          39,000          39,000
                                                    -------            --------        --------        --------        --------
    Operating income (loss)                          28,037              (2,674)         (2,674)        (15,577)        (15,598)

Interest expense (net), including interest
    paid to former stockholder of $774,
    $756 and $781 in 1996, 1997 and 1998,
    respectively                                     (9,416)            (17,852)        (25,196)        (27,483)        (35,320)
                                                    -------            --------        --------        --------        --------
    Income (loss) before income taxes and
        extraordinary loss                           18,621             (20,526)        (27,870)        (43,060)        (50,918)

Income tax benefit (expense)                         (6,265)              8,030          10,858            (471)          2,675
                                                    -------            --------        --------        --------        --------
Income (loss) before extraordinary loss              12,356             (12,496)        (17,012)        (43,531)        (48,243)

Extraordinary loss - early extinguishment of
    debt, net of income tax benefit of $1,104
    and $1,480 in 1997 and 1998, respectively            --              (1,588)         (1,588)         (2,414)         (2,414)
                                                    -------            --------        --------        --------        --------
Net income (loss)                                   $12,356            $(14,084)       $(18,600)       $(45,945)       $(50,657)
                                                    =======            ========        ========        ========        ========
Pro forma income tax expense adjustment             $(1,295)
                                                    =======
Pro forma net income                                $11,061
                                                    =======

(*) For the periods prior to October 28, 1997 (date of Recapitalization), DDi
    Capital and DDi were identical (see Note 1).

The accompanying notes are an integral part of these consolidated financial statements

DDi CAPITAL AND DDi (*)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                              CONVERTIBLE PREFERRED STOCK               COMMON STOCK
                                              ---------------------------               ------------
PRE-RECAPITALIZATION COMPANY                     SHARES          AMOUNT              SHARES       AMOUNT
                                                 ------          ------              ------       ------
Balance, December 31, 1995                              --     $        --            15,300      $      15
   Retirement of common stock                           --              --            (8,162)            (8)
   Transfer common stock subject
       to put option                                    --              --            (6,959)            (7)
   Issuance of common stock                             --              --             2,509          5,148
   Issuance of preferred stock                       6,671          13,685                --             --
   Transfer of preferred stock to
       common stock                                    (70)           (153)               70            153
   Issuance of redeemable common
       stock warrants                                   --              --                --             --
   Net income                                           --              --                --             --
   Accretion of temporary stockholders'
       equity to estimated fair value                   --              --                --             --
   Dividends declared                                   --              --                --             --
                                             -------------    ------------        ----------      ---------
Balance, December 31, 1996                           6,601          13,532             2,758          5,301
                                             -------------    ------------        ----------      ---------
DDi
Balance, January 1, 1997                             6,601          13,532             2,758          5,301
   Accretion of temporary equity to fair value          --              --                --             --
   Compensation expense on vesting
       of options                                       --              --                --             --
   Equity exchanges, cancelations and
       distributions to stockholders                (6,601)        (13,532)           (2,758)        (5,301)
   Issuance of common stock and contribution
       of capital by Holdings                           --              --               100              1
   Net loss                                             --              --                --             --
                                             -------------    ------------        ----------      ---------
Balance, December 31, 1997                              --              --               100              1
                                             -------------    ------------        ----------      ---------
   Capital contibution from parent, net                 --              --                --             --
   Dividends paid                                       --              --                --             --
   Net loss                                             --              --                --             --
                                             -------------    ------------        ----------      ---------
Balance, December 31, 1998                              --     $        --               100      $       1
                                             =============    ============        ==========      =========
DDi CAPITAL
Balance, January 1, 1997                             6,601          13,532             2,758          5,301
   Accretion of temporary equity to fair value          --              --                --             --
   Compensation expense on vesting
       of options                                       --              --                --             --
   Equity exchanges, cancelations and
       distributions to stockholders                (6,601)        (13,532)           (2,758)        (5,301)
   Issuance of common stock and contribution
       of capital by Holdings                           --              --             1,000              1
   Net loss                                             --              --                --             --
                                             -------------    ------------        ----------      ---------
Balance, December 31, 1997                              --              --             1,000              1
                                             -------------    ------------        ----------      ---------
   Capital contribution from parent, net                --              --                --             --
   Dividends paid                                       --              --                --             --
   Net loss                                             --              --                --             --
                                             -------------    ------------        ----------      ---------
Balance, December 31, 1998                              --    $         --             1,000      $       1
                                             =============    ============        ==========      =========


                                                                           RETAINED
                                                     ADDITIONAL             EARNINGS
                                                      PAID-IN            (ACCUMULATED
PRE-RECAPITALIZATION COMPANY                          CAPITAL              DEFICIT)                  TOTAL
                                                      -------              -------                   -----
Balance, December 31, 1995                            $      --               $    2,485              $    2,500
   Retirement of common stock                                --                 (104,992)               (105,000)
   Transfer common stock subject
       to put option                                         --                  (14,967)                (14,974)
   Issuance of common stock                                  --                       --                   5,148
   Issuance of preferred stock                               --                       --                  13,685
   Transfer of preferred stock to
       common stock                                          --                       --                      --
   Issuance of redeemable common
       stock warrants                                        --                       --                      --
   Net income                                                --                   12,356                  12,356
   Accretion of temporary stockholders'
       equity to estimated fair value                        --                  (25,832)                (25,832)
   Dividends declared                                        --                   (2,662)                 (2,662)
                                                     ----------               ----------              ----------
Balance, December 31, 1996                                   --                 (133,612)               (114,779)
                                                     ----------               ----------              ----------
DDi
Balance, January 1, 1997                                     --                 (133,612)               (114,779)
   Accretion of temporary equity to fair value               --                  (41,244)                (41,244)
   Compensation expense on vesting
       of options                                        21,220                       --                  21,220
   Equity exchanges, cancelations and
       distributions to stockholders                    (21,220)                 (86,353)               (126,406)
   Issuance of common stock and contribution
       of capital by Holdings                           138,744                       --                 138,745
   Net loss                                                                      (14,084)                (14,084)
                                                     ----------               ----------              ----------
Balance, December 31, 1997                              138,744                 (275,293)               (136,548)
   Capital contribution from parent, net                106,787                       --                 106,787
   Dividends paid                                            --                   (2,242)                 (2,242)
   Net loss                                                  --                  (45,945)                (45,945)
                                                     ----------               ----------              ----------
Balance, December 31, 1998                           $  245,531               $ (323,480)             $  (77,948)
                                                     ==========               ==========              ==========
DDi CAPITAL
Balance, January 1, 1997                                     --                 (133,612)               (114,779)
   Accretion of temporary equity to fair value               --                  (41,244)                (41,244)
   Compensation expense on vesting
       of options                                        21,220                       --                  21,220
   Equity exchanges, cancelations and
       distributions to stockholders                    (21,220)                 (86,353)               (126,406)
   Issuance of common stock and contribution
       of capital by Holdings                            88,583                       --                  88,584
   Net loss                                                  --                  (18,600)                (18,600)
                                                     ----------               ----------              ----------
Balance, December 31, 1997                               88,583                 (279,809)               (191,225)
   Capital contribution from parent, net                106,154                       --                 106,154
   Dividends paid                                            --                   (2,242)                 (2,242)
   Net loss                                                  --                  (50,657)                (50,657)
                                                     ----------               ----------              ----------
Balance, December 31, 1998                           $  194,737               $ (332,708)             $ (137,970)
                                                     ==========               ==========              ==========

                                                                        TEMPORARY STOCKHOLDERS' EQUITY
                                                             REDEEMABLE        COMMON STOCK
PRE-RECAPITALIZATION COMPANY                                COMMON STOCK         WARRANTS                 TOTAL
                                                            ------------         --------                 -----
Balance, December 31, 1995                                   $        --      $       --                 $       --
   Retirement of common stock                                         --              --                         --
   Transfer common stock subject
       to put option                                              14,974              --                     14,974
   Issuance of common stock                                           --              --                         --
   Issuance of preferred stock                                        --              --                         --
   Transfer of preferred stock to
       common stock                                                   --              --                         --
   Issuance of redeemable common
       stock warrants                                                 --           1,300                      1,300
   Net income                                                         --              --                         --
   Accretion of temporary stockholders'
       equity to estimated fair value                             23,932           1,900                     25,832
   Dividends declared                                                 --              --                         --
                                                          --------------      ----------                 ----------
Balance, December 31, 1996                                        38,906           3,200                     42,106
                                                          --------------      ----------                 ----------
DDi
Balance, January 1, 1997                                          38,906           3,200                     42,106
   Accretion of temporary equity to fair value                    38,094           3,150                     41,244
   Compensation expense on vesting
       of options                                                     --              --                         --
   Equity exchanges, cancelations and
       distributions to stockholders                             (77,000)         (6,350)                   (83,350)
   Issuance of common stock and contribution
       of capital by Holdings                                         --              --                         --
   Net loss                                                           --              --                         --
                                                          --------------      ----------                 ----------
Balance, December 31, 1997                                            --              --                         --
                                                          --------------      ----------                 ----------
   Capital contribution from parent, net                              --              --                         --
   Dividends paid                                                     --              --                         --
   Net loss                                                           --              --                         --
                                                          --------------      ----------                 ----------
Balance, December 31, 1998                                   $        --      $       --                 $       --
                                                          ==============      ==========                 ==========

DDi CAPITAL
Balance, January 1, 1997                                          38,906           3,200                     42,106
   Accretion of temporary equity to fair value                    38,094           3,150                     41,244
   Compensation expense on vesting
       of options                                                     --              --                         --
   Equity exchanges, cancelations and
       distributions to stockholders                             (77,000)         (6,350)                   (83,350)
   Issuance of common stock and contribution
       of capital by Holdings                                         --              --                         --
   Net loss                                                           --              --                         --
                                                          --------------      ----------                 ----------
Balance, December 31, 1997                                            --              --                         --
                                                          --------------      ----------                 ----------
   Capital contribution from parent, net                              --              --                         --
   Dividends paid                                                     --              --                         --
   Net loss                                                           --              --                         --
                                                          --------------      ----------                 ----------
Balance, December 31, 1998                                   $        --      $       --                 $       --
                                                          ==============      ==========                 ==========

(*) For the periods prior to October 28, 1997 (date of Recapitalization), DDi Capital and DDi were identical (see Note 1). The accompanying notes are an integral part of these consolidated financial statements.

DDi CAPITAL AND DDi(*)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                               DECEMBER 31,
                                              -------------------------------------------------------------------------------------
                                                       1996              1997             1997            1998            1998
                                               --------------------   -------------    -------------   -------------   -------------
                                               PRE-RECAPITALIZATION        DDi          DDi CAPITAL         DDi        DDi CAPITAL
                                                      COMPANY
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $   12,356     $   (14,084)     $   (18,600)     $  (45,945)     $  (50,657)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Write-off of acquired in-process
       research and development                                  -               -                -          39,000          39,000
      Expense allocation from Parent                             -               -                -             719             719
      Depreciation                                           2,047           2,568            2,568           9,212           9,212
      Amortization of debt issuance costs
       and discount                                            845           6,629           13,972           5,689          13,527
      Amortization of goodwill and intangible assets             -               -                -          10,899          10,899
      Deferred income taxes                                   (690)         (1,875)          (3,834)           (419)         (3,565)
      Stock compensation expense                                 -          21,271           21,271               -               -
   Change in operating assets and liabilities, net of
       acquisitions:
      Trade receivables                                     (2,589)         (2,249)          (2,249)            196             196
      Inventories                                             (363)           (397)            (397)              5               5
      Current income taxes                                       -          (7,889)          (8,757)          4,744           4,744
      Prepaid expenses and other                              (880)           (905)            (905)          3,622           3,642
      Accounts payable                                         280           1,106            1,106          (3,943)         (3,943)
      Accrued expenses                                       1,152           4,924            4,924          (4,880)         (4,880)
                                                        ----------     -----------      -----------      ----------      ----------
          Net cash provided by operating activities         12,158           9,099            9,099          18,899          18,899
                                                        ----------     -----------      -----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                   (3,576)         (6,000)          (6,000)        (15,925)        (15,925)
   Acquisition of NTI, less cash acquired                        -         (38,948)         (38,948)              -               -
   NTI acquisition-related expenditures                          -               -                -            (218)           (218)
   Acquisition of DCI, less cash acquired                        -               -                -        (178,670)       (178,670)
                                                        ----------     -----------      -----------      ----------      ----------
          Net cash used in investing activities             (3,576)        (44,948)         (44,948)       (194,813)       (194,813)
                                                        ----------     -----------      -----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of Bridge Loans                    -          85,000          140,000               -               -
   Repayment of Bridge Loans                                     -         (85,000)        (140,000)              -               -
   Proceeds from issuance of long-term debt                 95,000         216,400          276,455         255,000         255,000
   Payments on long-term debt                               (7,982)        (99,300)         (99,300)       (106,089)       (106,089)
   Net borrowings on the revolving credit facility               -               -                -           7,000           7,000
   Payments of debt issuance and capital costs              (3,920)        (12,995)         (19,469)         (7,529)         (7,529)
   Payments of deferred note payable                             -               -                -          (1,611)         (1,611)
   Principal payments on capital lease
    obligations                                               (365)           (459)            (459)           (809)           (809)
   Cash dividends paid                                      (6,618)           (128)            (128)         (2,242)         (2,242)
   Proceeds from issuance of Old Common Stock
    and convertible preferred stock                         20,000               -                -               -               -
   Redemption of Old Common Stock                         (105,000)       (188,143)        (188,143)              -               -
   Capital contribution from Parent, net                         -         125,682           72,101          32,822          32,822
   Payments of escrow payable to
    redeemed shareholders                                        -               -                -          (4,100)         (4,100)
                                                        ----------     -----------      -----------      ----------      ----------
          Net cash provided by (used in)
          financing activities                              (8,885)         41,057           41,057         172,442         172,442
                                                        ----------     -----------      -----------      ----------      ----------

Net increase (decrease) in cash                               (303)          5,208            5,208          (3,472)         (3,472)

Cash and cash equivalents, beginning of year                   472             169              169           5,377           5,377
                                                        ----------     -----------      -----------      ----------      ----------
Cash and cash equivalents, end of year                  $      169     $     5,377      $     5,377      $    1,905      $    1,905
                                                        ----------     -----------      -----------      ----------      ----------

* For the periods prior to October 28, 1997 (date of Recapitalization),
  DDi Capital and DDi were identical (see Note 1 to the Consolidated Financial Statements).

  The accompanying notes are an integral part of these consolidated financial statements.

DDi CAPITAL AND DDi
Notes To Consolidated Financial Statements
_____________________________________________________________________________

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

   BASIS OF PRESENTATION
   The consolidated financial statements for the years ended December 31, 1998 and 1997 include the accounts of DDi Capital Corp. (f/k/a Details Capital Corp.) ("DDi Capital") and its wholly-owned subsidiary Dynamic Details, Incorporated and subsidiaries (f/k/a Details, Inc.) ("DDi"). As used herein, the "Company" means DDi Capital and its wholly owned subsidiaries including DDi or their predecessor entity as the context requires. The consolidated financial statements of DDi include the accounts of its wholly owned subsidiaries Colorado Springs Circuits Inc. (d/b/a NTI ("NTI")) commencing on December 22, 1997 (date of acquisition) and Dynamic Circuits, Inc. ("DCI") commencing on July 23, 1998 (date of acquisition). All intercompany transactions have been eliminated in consolidation. DDi Capital became wholly owned by DDi Holdings Corp., formerly Details Holdings Corp. ("Holdings"), by virtue of a series of transactions related to the financing of the recapitalization (the "Recapitalization") which are described below. In connection with the acquisition of DCI as described in Note 12, DDi Capital became a wholly owned subsidiary of DDi Intermediate Holdings Corp. ("DDi Intermediate" or "Parent"), a wholly owned subsidiary of Holdings. The December 31, 1996 consolidated financial statements represent the consolidated financial statements of Holdings (the "Pre-Recapitalization Company").

   In connection with the Recapitalization, Details, Inc. changed its name to Details Holdings Corp., incorporated Details as a wholly owned subsidiary and contributed substantially all of its assets, subject to certain liabilities, to Details. On November 19, 1997, Holdings organized Details Capital as a wholly-owned subsidiary, and on February 10, 1998, contributed substantially all its assets (including all of the shares of common stock of Details), subject to certain liabilities, including the senior discount notes (as described in Note 5, the "Discount Notes"), to Details Capital. Other than the Discount Notes, related debt issue costs and deferred tax assets, all the assets and liabilities of Details are those of Details Capital. The transactions above were between entities under common control, and accordingly, the historical basis of the assets and liabilities of Holdings, Details Capital and Details were not affected. In addition, the Details Capital consolidated financial statements have been prepared as if the contribution of Holdings' assets and liabilities to Details Capital in exchange for its common stock occurred in connection with the Recapitalization.

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

   Recapitalization
   On October 28, 1997, the Recapitalization of Holdings took place as follows:
   (i) DI Acquisition Corp. ("DIA"), a transitory merger corporation, was capitalized with a $62.4 million investment from (a) investment funds associated with Bain Capital, Inc. ($46.3 million), (b) CMC ($11.2 million) and (c) other investors ($4.9 million); (ii) DIA, which had no operations and was formed solely for the purpose of effecting the Recapitalization, merged with and into Holdings with Holdings surviving the merger; (iii) certain stockholders and option holders of Holdings received an aggregate amount of cash equal to approximately $184.3 million (plus future escrow payments of approximately $8.6 million); (iv) CMC retained approximately 7.7% of the fully diluted equity of Holdings, and certain other stockholders of Holdings retained approximately 2.8%, of the fully-diluted equity of Holdings (in each case after giving effect to the Recapitalization and related transactions);
   (v) management retained approximately 17.1% (including certain options to acquire shares of common stock of Holdings) of the fully-diluted equity of Holdings and acquired additional shares and options to acquire additional shares representing 10.4% of the fully-diluted equity of Holdings (in each case after giving effect to the Recapitalization and related transactions);
   (vi) the Company obtained $140 million of bridge loans and (vii) the Company obtained borrowings under DDi's senior term facility (as described in Note 5, the "Senior Term

DDi CAPITAL AND DDi
Notes To Consolidated Financial Statements
_____________________________________________________________________________

   Facility") of $91.4 million. The existing shareholders prior to the Recapitalization retained in excess of 20% of the fully diluted common stock of Holdings after the Recapitalization and, accordingly, push-down accounting was not reflected in the accompanying consolidated financial statements as permitted by Staff Accounting Bulletin No. 54 of the Securities and Exchange Commission. The merger of DIA referred to above was reflected in the accompanying consolidated financial statements as a Recapitalization and, accordingly, the historical bases of the Company's assets and liabilities were not affected.

   NATURE OF BUSINESS

   The Company designs, manufactures and sells printed circuit boards ("PCBs") primarily to the domestic electronics industry. A significant portion of the Company's sales are for the "quick-turn" and longer-lead segment of the PCB industry. The Company also manufactures and markets backplanes and other interconnects.

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

   Property, plant and equipment - Property, plant and equipment are stated at cost or in the case of property, plant and equipment acquired through business combinations, at fair value based upon allocated purchase price at the acquisition date. Depreciation is provided over the estimated useful lives of the assets, generally not exceeding 10 years, using both the straight-line and accelerated methods. For leasehold improvements, amortization is provided over the shorter of the estimated useful lives of the assets or the lease term and included in the caption depreciation expense.

   Debt issue costs and debt discounts - The Company deferred certain debt issue costs relating to the establishment of the Senior Term Facility, Senior Acquisition Facility and New Senior Credit Facility (as described in Note 5), the issuance of senior subordinated notes (as described in Note 5, the "Senior Subordinated Notes") and the issuance of the Discount Notes. These costs are capitalized and amortized over the expected term of the related indebtedness using the effective interest method.

   In 1997, the Company issued the Discount Notes at a discount. Discounts are reflected in the accompanying balance sheets as a reduction of face value and are amortized over the expected term of the related indebtedness using the effective interest method. Amortization of the Discount Notes included as interest expense of DDi Capital amounted to approximately $900,000 and $7.8 million for the years ended December 31, 1997 and 1998, respectively.

   Goodwill - The Company amortizes the goodwill recorded as a result of the acquisitions of NTI and DCI (see Note 12) on a straight-line basis over 25 years and 20 years, respectively from the acquisition date. Management believes that the estimated useful lives established at the dates of each such acquisitions were reasonable based on the economic factors applicable to each of the businesses.

   Identifiable intangibles - Identifiable intangibles represent assets acquired through business combinations, and are stated at their fair values based upon purchase price allocations as of the acquisition date. At December 31, 1998, these assets are primarily comprised of developed technologies, customer relationships/tradenames, and assembled workforce. The developed technology assets are being charged to income over their estimated useful lives of 10 years, using an accelerated method of amortization, reflective of the relative contribution of each developed technology in periods following the acquisition date. The customer relationships/tradenames and assembled workforce assets will be amortized on a straight-line basis over their estimated useful lives of 18 years and 4 years, respectively.

DDi CAPITAL AND DDi
Notes To Consolidated Financial Statements
_____________________________________________________________________________

   Revenue recognition - The Company recognizes revenue from the sale of its products upon shipment to its customers. The Company provides a normal warranty on its products and accrues an estimated amount for this expense at the time of the sale.

   Concentration of Credit Risk - Financial instruments which potentially expose the Company to concentration of credit risk consist principally of trade accounts receivable. To minimize this risk, the Company performs ongoing credit evaluations of customers' financial condition and maintains reserves; the Company, however, generally does not require collateral. On a pro forma basis (assuming the acquisition of DCI occurred at the beginning of 1998) for the year ended December 31, 1998, no individual customer accounted for 10% or more of the Company's net sales; and as of December 31, 1998, no individual customer accounted for 10% or more of the Company's total accounts receivable. In 1997 and 1996, a significant portion of the Company's sales were made to two customers. One of these customers accounted for 13% of the Company's total sales in 1997, with the second customer accounting for 10%. For 1996, the same customers accounted for 16% and 9%, respectively, of the Company's total sales. Accounts receivable from these two customers (on a combined basis) accounted for approximately 35% of the Company's total accounts receivable at December 31, 1997.

   Environmental Matters - The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. To date, such costs have not been material (see Note 11).

   Income taxes - The Company accounts for income taxes utilizing the asset and liability method (see Note 10). The asset and liability method requires the Company to record in its balance sheet deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in different periods for financial statements versus tax returns. Management provides a valuation allowance for net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered through future operations. Subsequent to the Recapitalization, the Company is included as part of the consolidated tax return filed by Holdings. For financial statement purposes, each of DDi and DDi Capital has provided for income taxes as if it were filing separately throughout the year.

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

   Derivative Financial Instruments-The Company has only limited involvement with derivative financial instruments. As of December 31, 1998, the Company had entered into an interest rate exchange agreement to reduce the risk of fluctuations in interest rates applicable to its New Senior Term Facility (see Note 5). Amounts to be paid to/(received from) counterparties under these agreements are reflected as increases/(decreases) to periodic interest expense (see Note 6).

DDi CAPITAL AND DDi
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    Stock Options - The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for compensation cost related to stock option plans and other forms of stock-based compensation plans. The Company has elected to provide the pro forma disclosures as if the fair value based method had been applied. In accordance with SFAS No. 123, the Company applies the intrinsic value based method of accounting defined under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), and accordingly, does not recognize compensation expense for its plans to the extent employee options are issued at exercise prices equal to or greater than the fair market value at the date of grant.

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

    Reclassifications - Certain prior year amounts have been reclassified to conform with the 1998 presentation.

    Recently Issued Accounting Standards - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes requirements for reporting and disclosure of comprehensive income and its components. This statement is effective for the Company's fiscal year ending December 31, 1998. At December 31, 1998, the Company has no elements which give rise to reporting comprehensive income.

    In June 1997, the FASB also issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 modifies the disclosure requirements for reportable operating segments. This statement is effective for the Company's fiscal year ending December 31, 1998. This pronouncement currently has had no significant impact on the reporting practices of the Company since its adoption.

    In addition, in June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and is effective for the Company beginning with its fiscal quarter ending March 31, 2000. Based upon the nature of the financial instruments and hedging activities in effect as of the date of this filing, this pronouncement would require the Company to reflect the fair value of its derivative instruments (see Note 6) on the consolidated balance sheet. Changes in fair value of these instruments will be reflected as a component of comprehensive income. The Company will adopt SFAS No. 133 effective January 1, 2000.

3.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                                 1997      1998
                                                              --------   --------
    Raw materials                                             $ 1,440    $  6,628
    Work-in-process                                             2,674       4,406
    Finished goods                                                216       1,581
                                                              --------   --------
                                                              $ 4,330    $ 12,615
                                                              ========   ========

DDi CAPITAL AND DDi
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                              December 31,
                                                         1997           1998
                                                       --------       --------
                                                            (in thousands)
      Building and leasehold improvements              $  7,611       $ 15,712
      Machinery and equipment                            24,859         61,441
      Office furniture and equipment                      3,795          8,352
      Vehicles                                              156            240
      Land                                                  --           3,778
      Deposits on equipment                                 --           2,712
                                                       --------       --------
                                                         36,421         92,235
      Less: accumulated depreciation                    (10,289)       (31,217)
                                                       --------       --------
                                                       $ 26,132       $ 61,018
                                                       ========       ========

    Buildings and leasehold improvements include capital leases of approximately $5.1 million with related accumulated depreciation of $964,000 and $1.5 million at December 31, 1997 and 1998, respectively. Machinery and equipment includes capital leases of approximately $2.1 million and $4.2 million with related accumulated depreciation of $424,000 and $1.1 million at December 31, 1997 and 1998, respectively.

5.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                       December 31, 1997               December 31, 1998
                                                       -----------------               -----------------
                                                       DDi        DDi Capital           DDi      DDi Capital
                                                   --------       -----------       --------     -----------
                                                        (in thousands)                   (in thousands)
      Senior Term Facility                         $ 81,089       $  81,089         $   --       $   --
      Senior Acquisition Facility                    25,000          25,000             --           --
      New Senior Term Facility                         --              --            255,000      255,000
      10.0% Senior Subordinated Notes               100,000         100,000          100,000      100,000
      12.5% Discount Notes, face
        amount $110,000 net of
        unamortized discount of $49,032
        and $41,195 at December 31,
        1997 and 1998, respectively                    --            60,968             --         68,805
      Other                                              23              23             --           --
                                                   --------       ---------         --------     --------
                                                    206,112         267,080          355,000      423,805
Less: current maturities                             (1,939)         (1,939)          (3,263)      (3,263)
                                                   --------       ---------         --------     --------
                                                   $204,173       $ 265,141         $351,737     $420,542
                                                   ========       =========         ========     ========

    SENIOR TERM FACILITY

    Under the Senior Term Facility, $91.4 million was advanced to DDi in connection with the Recapitalization on October 28, 1997. In November 1997, $10.3 million was repaid with a portion of the proceeds from the Senior Subordinated Notes. In July 1998, this facility was retired in connection with the acquisition of DCI (see Note 12).

    SENIOR ACQUISITION FACILITY

    Under the Senior Acquisition Facility, $25.0 million was advanced to DDi in connection with the NTI acquisition (see Note 12) on December 22, 1997. In July 1998, this facility was retired in connection with the acquisition of DCI (see Note 12).

    NEW SENIOR CREDIT FACILITY

    In connection with the acquisition of DCI (see Note 12), DDi entered into an agreement with a co-syndication of banks, including Chase Manhattan Bank, N.A. and Bankers Trust Company. Borrowings under this agreement consist of the New Senior Term Facility and the Revolving Credit Facility (collectively, the "New Senior Credit Facility"). Under the terms of this agreement, DDi must comply with certain restrictive covenants, which include the requirement that DDi meet certain financial tests. In addition, DDi is restricted from making certain payments, including dividend payments to its stockholders. The New Senior Credit Facility is jointly and severally guaranteed by Intermediate and DDi Capital, and is pledged by substantially all of the capital stock of DDi and certain of its subsidiaries. The New Senior Credit Facility expires in April 2005.

    New Senior Term Facility
    ------------------------
    Under the New Senior Term Facility, $255 million ($105 million under Tranche A and $150 million under Tranche B) was advanced to DDi in connection with the acquisition of DCI (see Note 12) on July 23, 1998. Scheduled principal and interest payments are due quarterly beginning June 30, 1999 (other than with respect to the last installment, which is due on July 22, 2004 and April 22, 2005 for Tranche A and Tranche B, respectively). Borrowings under the New Senior Term Facility bear interest at a floating rate at DDi's option at a rate equal to either (1) 2.25%, for Tranche A, and 2.50%, for Tranche B, per annum plus the applicable LIBOR rate or (2) 1.25%, for Tranche A, and 1.50%, for Tranche B, per annum plus the higher of (a) the applicable prime lending rate of Chase Manhattan Bank (8.5% at December 31, 1998) or (b) the federal reserve reported overnight funds rate plus 1/2 of 1% per annum (the "Index Rate"). The applicable margin of 2.25% for Tranche A is subject to reduction in accordance with an agreed upon pricing grid based on decreases in the Company's consolidated leverage ratio, defined as consolidated total debt to consolidated EBITDA (earnings before net interest expense, income taxes, depreciation, amortization and extraordinary or non-recurring expenses). As of December 31, 1998, the Company elected the LIBOR rate (5.6% at December 31, 1998), reset monthly.

    Revolving Credit Facility
    -------------------------
    DDi also has a $45.0 million Revolving Credit Facility which expires on July 22, 2004. Advances under the Revolving Credit Facility bear interest at DDi's option at a rate equal to either (1) 2.25% per annum plus the applicable LIBOR rate or (2) 1.25% per annum plus the Index Rate. In addition, DDi is required to pay a fee of 1/2 of 1% per annum on the average unused commitment under the Revolving Credit Facility. At December 31, 1998, DDi had borrowings outstanding of $7.0 million on this Revolving Credit Facility. The Company intends to paydown the balance from time-to-time, therefore it is classified as current in the accompanying consolidated balance sheet. As of December 31, 1998, the Company elected the LIBOR rate (5.6% at December 31, 1998), reset monthly.

DDI CAPITAL AND DDi
Notes To Consolidated Financial Statements
______________________________________________________________________________


       SENIOR SUBORDINATED NOTES

       Subsequent to the Recapitalization, on November 18, 1997, DDi issued $100 million of Senior Subordinated Notes. The Senior Subordinated Notes bear interest at 10% per annum, payable semi-annually in arrears on each May 15 and November 15 of each year, through the maturity date on November 15, 2005.

       Except as described below, DDi may not redeem the Senior Subordinated Notes prior to November 15, 2001. Prior to November 15, 2000, however, up to 40% of the Senior Subordinated Notes, at a redemption price of 110% of the principal amount thereof, plus accrued and unpaid interest, may be redeemed at DDi's option with the net proceeds of the sale in public offerings of common stock of Holdings (provided that at least 60% of the original principal amount of the Subordinated Notes remains outstanding immediately after such redemption). On or after November 15, 2001, the Senior Subordinated Notes may be redeemed at the option of DDi, in whole or in part from time to time, at redemption prices ranging from 105% of principal amount in the year ended November 15, 2001 to 100% of principal amount subsequent to November 15, 2004, plus accrued and unpaid interest.

       The Senior Subordinated Notes are guaranteed, on a senior subordinated basis, jointly and severally, by DDi Capital and its wholly-owned subsidiaries (the "Guarantors"). The Senior Subordinated Note indenture also contains covenants that restrict the Guarantors from incurring additional indebtedness and from making certain payments, including dividend payments to its stockholders.

       DISCOUNT NOTES

       In 1997, subsequent to the Recapitalization, DDi Capital issued $110 million face amount at maturity (net proceeds of $60.1 million) of Discount Notes of DDi Capital, as successor in interest to Holdings, were issued. The Discount Notes are unsecured, senior obligations and will be effectively subordinated to all future indebtedness and liabilities of DDi Capital's subsidiaries. The Discount Notes begin bearing cash interest of 12.5% at November 15, 2002, payable each May 15 and November 15 in arrears, through the maturity date of November 15, 2007.

DDi CAPITAL AND DDi
Notes To Consolidated Financial Statements
_____________________________________________________________________________

       Except as described below, DDi Capital may not redeem the Discount Notes prior to November 15, 2002. Prior to November 15, 2000, however, up to 40% of the Discount Notes, at a redemption price of 112.5% of the accreted principal amount thereof, plus accrued and unpaid interest, may be redeemed at DDi Capital's option with the net proceeds of the sale in public offerings of common stock of Holdings (provided that at least 60% of the original principal amount of the Discount Notes remains outstanding immediately after such redemption). On or after November 15, 2002, the Discount Notes may be redeemed at the option of DDi Capital, in whole or in part from time to time, at redemption prices ranging from 106.25% of accreted principal amount in the year ended November 15, 2002 to 100% of accreted principal amount subsequent to November 15, 2005, plus accrued and unpaid interest.

       The Discount Note indenture also contains covenants that restrict the Company from incurring additional indebtedness and from making certain payments, including dividend payments to its stockholders.

       DEBT ISSUE COSTS

       In connection with obtaining the Senior Subordinated Notes and New Senior Credit Facility, DDi incurred approximately $12.8 million in fees which have been capitalized as debt issue costs. Additionally, in connection with the issuance of the Discount Notes, DDi Capital incurred approximately $3.5 million in debt issue costs. Accumulated amortization as of December 31, 1998 and 1997 for DDi was approximately $1.4 million and $208,000, respectively and for DDi Capital was approximately $1.5 million and $252,000, respectively. During 1997, certain debt was retired and the net carrying amount of the related debt issue costs was written off, resulting in an extraordinary loss of $1.6 million, net of related income taxes of $1.1 million. During 1998, the Senior Term Facility and the Senior Acquisition Facility were retired and the net carrying amount of the related debt issue costs were written off, resulting in an extraordinary loss of $2.4 million, net of related income taxes of $1.5 million.

       CHANGE OF CONTROL

       Upon a change in control, as defined in the Senior Subordinated Note and the Discount Note indentures, DDi or DDi Capital may redeem the Senior Subordinated Notes or the Discount Notes, respectively, in whole, but not in part, before November 15, 2002 at 100% of principal in the case of the Senior Subordinated Notes, or 100% of the accreted value in the case of the Discount Notes, plus the applicable premium, as defined in the Senior Subordinated Note and the Discount Note indentures, and accrued and unpaid interest as of the date of redemption. In the event the Company does not elect to redeem the notes prior to such date, each holder of the Subordinated Notes and Discount Notes may require DDi or DDi Capital, respectively, to repurchase all or a portion of such holder's notes at a cash purchase price equal to 101% of the principal amount or the accreted value, plus accrued and unpaid interest if any, to the date of repurchase. The New Senior Credit Facility provides that the occurrence of such a change in control constitutes an event of default, which could require the immediate repayment of New Senior Credit Facility.

       EXCHANGE OFFER

       On March 24, 1998, DDi Capital and DDi consummated exchange offers of previously unregistered Discount Notes and Senior Subordinated Notes for registered notes (with terms identical in all material respects) on Form S-4 under the Securities Act of 1933, as amended.

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

       In conjunction with the acquisition of DCI, Chase acted as collateral, co-syndication, and administrative agent with regard to the establishment of the new credit agreement. In this capacity, Chase received $2.4 million in fees. Chase also participates as a lender in the syndication, and is a counterparty to one of the Company's interest rate exchange agreements, under terms similar to those of the other participants and counterparties.

DETAILS CAPITAL AND DDi
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     FUTURE PAYMENTS
     As of December 31, 1998, the scheduled future annual principal payments of long-term debt are as follows:

      YEAR ENDING                                DDi
      DECEMBER 31,                   DDi       CAPITAL
                                -------------  --------
                                     (in thousands)
         1999                     $  3,263     $  3,263
         2000                        5,925        5,925
         2001                       19,838       19,838
         2002                       25,875       25,875
         2003                       32,175       32,175
         Thereafter                267,924      377,924
                                  --------     --------
                                  $355,000     $465,000
                                  ========     ========

6.   DERIVATIVES

     Pursuant to its interest rate risk management strategy and to certain requirements imposed by the Company's New Senior Credit Facility (see Note
     5), the Company entered into two interest rate exchange agreements ("Swap Agreements"), effective October 1, 1998. Together these agreements represent an effective cash flow hedge of the variable rate of interest (1-month LIBOR) paid under the New Senior Term Facility, minimizing exposure to increases in interest rates related to this debt over its scheduled term. Under the Swap Agreements, the Company received a variable rate of interest (1-month LIBOR) and paid a fixed rate of interest (blended annual rate of 5.27%). These rates are applied to a notional amount ($255 million from October 1 through December 31, 1998) which decreases at such times, and in such amounts, as to conform with the principle outstanding under the New Senior Term Facility through its scheduled maturity in 2005. The Company anticipates that the Swap Agreements will continue to represent an effective cash flow hedge over the life of the term loan. Counterparty risk is limited to amounts to be reflected in the Company's consolidated balance sheet. This risk is minimized and is expected to be immaterial to the Company's consolidated results of operations as the Swap Agreements provide for monthly settlement of the net interest owing. Further, each counterparty to the Swap Agreements carries at least a "single-A" credit rating. The impact of the Swap Agreements on the Company's interest expense was not material.

     In January 1999, the Company and each counterparty agreed to modify certain features of the Swap Agreements. In return for a reduction in the blended fixed rate of interest paid by the Company (to 4.96% per annum), the counterparties were granted the option to terminate their respective agreements on January 31, 2002. Unless terminated at that time, the agreements will continue through their original maturity. All other terms of the original agreements remain in effect.

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities and variable rate debt approximate book value as of December 31, 1997 and 1998. The carrying value for the fixed rate Senior Subordinated Notes and the Discounts Notes was established based on market conditions at the time the debt was issued and through December 31, 1997, such market conditions had not changed significantly. As of December 31, 1998, the fair value of the Company's Senior Subordinated Notes, Discount Notes and interest rate swaps were different from their carrying values. The fair values of the Company's Senior Subordinated Notes and Discount Notes are estimated based on their quoted market prices. The fair value of the Company's interest rate swaps is based on the difference between the Company's interest rate as determined by the Swap Agreements and the market interest rate for swaps with the same contractual terms as of December 31, 1998.

     The estimated fair values of the Company's financial instruments are as follows:


                                           December 31,         December 31,
                                               1997                 1998
                                        ------------------   ------------------
                                        Carrying    Fair     Carrying    Fair
                                         Amount     Value     Amount     Value
                                        ------------------   ------------------
                                                     (in thousands)
       Variable rate debt:
       Revolving Credit Facility        $     --  $     --   $  7,000  $  7,000
       Senior Term Facility             $ 81,089  $ 81,089   $     --  $     --
       Senior Acquisition Facility      $ 25,000  $ 25,000   $     --  $     --
       New Senior Term Facility         $     --  $     --   $255,000  $255,000

       Fixed rate debt:
       10% Senior Subordinated Notes    $100,000  $100,000   $100,000  $ 96,000
       12 1/2% Discount Notes           $ 60,968  $ 60,968   $ 68,805  $ 61,600
       Swap Agreements                  $     --  $     --   $     --  $ (1,081)

8.   CAPITAL LEASE OBLIGATIONS

     The Company leases certain facilities and equipment under capital lease obligations bearing implicit interest rates ranging from 8% to 12%. The terms of the lease require monthly payments of approximately $152,000 including interest at December 31, 1998. Certain leases contain an option for the Company to renew for an additional term at the end of the initial term and an option to purchase the facilities and equipment at their fair values at the end of the initial term and at the end of the second term.

     FUTURE PAYMENTS
     Aggregate annual maturities of capital lease obligations are as follows:

                                                           PRESENT
                              TOTAL       LESS AMOUNT    VALUE OF NET
      YEAR ENDING          MINIMUM LEASE   REPRESENTING   MINIMUM LEASE
      DECEMBER 31,            PAYMENTS       INTEREST        PAYMENTS
                                          (in thousands)
         1999               $     1,831     $       704     $    1,127
         2000                     1,831             723          1,108
         2001                     1,831             582          1,249
         2002                     1,520             616            904
         2003                     1,298             475            823
         Thereafter               2,719             390          2,329
                            -----------     -----------     ----------
                            $    11,030     $     3,490     $    7,540
                            ===========     ===========     ==========

9.   STOCKHOLDERS' EQUITY

     Common Stock, Preferred Stock and Additional Paid-in Capital of Pre-Recapitalization Company

     On January 31, 1996, the Company redeemed 8,162 shares of its common stock ("Old Common") from its sole stockholder for $105 million in connection with its Initial Recapitalization. The Company funded this redemption through the issuance of $95 million of senior debt, the issuance of 6,671 shares of convertible preferred stock and 2,509 shares of Old Common. As part of

DETAILS CAPITAL AND DDi
Notes To Consolidated Financial Statements
_______________________________________________________________________________

   the senior debt issuance, $15 million of subordinated debt and warrants to acquire 706 shares of Old Common at a nominal price were issued (the warrants were valued at $1.3 million at the time of issuance and recorded as a discount on the subordinated debt). The warrants contained a "clawback" provision which required the holders of the warrants to surrender up to 282 shares of common stock underlying the warrants upon the attainment of certain earnings targets by the Company in 1996 and 1997. The Company met the earnings target in 1996 and canceled warrants to purchase 141 shares of Old Common stock. After five years, the warrant holders had the right to have the Company redeem shares of common stock underlying the warrants at fair value. In addition, the sole stockholder had the right to put back to the Company, for cash, his remaining 6,959 shares of Old Common at fair value upon the earlier of January 2002 or 90 days after the full payment of the senior debt. Due to the existence of the put option, for both the common shares and common stock purchase warrants, the estimated fair value of these shares was accreted to estimated fair value and was classified as temporary stockholders' equity. On January 31, 1996, the estimated fair value of the Old Common was approximately $2,179 per share, at December 31, 1996 was approximately $5,590 per share and at the date of the Recapitalization was approximately $11,308.

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

   Stock options

   Prior to the Recapitalization, the Company had two stock option plans, the 1996 Performance Stock Option Plan (the "1996 Stock Option Plan") and the 1996 Employee Stock Option Plan (the "1996 Employee Plan"), together the "1996 Option Plans." The term of the options under these plans is ten years from the date of grant. Under the 1996 Option Plans, the Board granted options to acquire approximately 1,950 shares of Old Common, at an exercise price of approximately $2,179 per share. All stock options issued under these plans were accounted for as variable awards. Accordingly, the difference between the exercise price and the estimated market price of the stock was recorded as compensation when the number of shares was known. Although there was no established market for the Company's stock, management estimated that the exercise price was at or above the estimated market price for the common stock of the Company for the options earned in 1996, and no compensation expense was recorded. Immediately prior to the Recapitalization, Holdings accelerated the vesting of all outstanding options (totaling approximately 1,950 shares) to purchase shares of its Old Common making all such options immediately exercisable. In connection therewith, the Company recorded $21.2 million of compensation expense in 1997 based on the difference between the estimated fair value of underlying Old Common and the option exercise price and $10 million of compensation expense for bonuses payable to employees to cover the employees' taxes upon the exercise of these options in conjunction with the Recapitalization.

   During 1997 and 1998, there were no grants, exercises, forfeitures, or expirations of options under either the 1996 Stock Option Plan or the 1996 Employee Plan. As of December 31, 1998, the options outstanding under both of these plans had remaining weighted-average contractual terms of approximately eight years.

   In 1997, Holdings adopted its 1997 Details, Inc. Equity Incentive Plan (the "1997 Employee Stock Option Plan"), authorizing the grant of options to certain management of the Company to purchase 235,000 shares of Class A Common. The term of the options under this plan is ten years from the date of grant. Options granted under this plan vest in equal monthly amounts over four years, with immediate vesting upon a change in control or sale of all of the assets of the Company. Under this plan, the Board authorized an aggregate of 235,000 options to purchase shares of Class A Common. Of this amount, 117,500 options have an exercise price of $5.00 ("$5 Options"), with the remaining 117,500 options having an exercise price of $61.17 ("$61 Options"). In 1997, 116,145 of the $5 Options and 116,145 of the $61 Options were granted. For all options granted under this plan in 1997, the exercise prices were in excess of estimated fair value. All of the $5 Options and none of the $61 Options were exercised in 1997. None of the granted options were forfeited or expired in 1997. As of December 31, 1998, 1,355 of the $5 Options and the $61 Options each remained ungranted. During 1998, there were no grants, exercises, forfeitures, or expiration of options under this plan. As of December 31, 1998, the options outstanding under this plan had a remaining weighted-average contractual term of approximately 9 years.

   Had compensation costs for the stock options issued under the 1996 Stock Option Plan, 1996 Employee Plan and the 1997 Employee Stock Option Plan been determined based on the grant date fair values as required by SFAS No. 123, there would have been no significant effect on the Company's reported net income (loss) for the periods presented. Fair value was estimated using the minimum-value method, a risk-free interest rate of 7.1% and 6.5% for 1996 and 1997, respectively,

DETAILS CAPITAL AND DDi
Notes To Consolidated Financial Statements
_____________________________________________________________________________

    and an expected life of five years. No dividends were assumed to be declared. The weighted average fair value per option (computed using the minimum-value method) of the stock options granted in 1996 and 1997 was nil.

    In connection with the DCI acquisition (see Note 12), the Board of Directors adopted, and the stockholders of Holdings approved, the Details Holdings Corp.-Dynamic Circuits 1996 Stock Option Plan ("DCI 1996 Plan") and the Details Holdings Corp.-Dynamic Circuits 1997 Stock Option Plan ("DCI 1997 Plan"), together the "DCI Stock Option Plans", which authorized the granting of stock options and the sale of Class A Common and Class L Common in connection with the DCI acquisition. The terms applicable to options issued under the DCI Stock Option Plans are substantially similar to the terms applicable to the options to purchase shares of DCI outstanding immediately prior to the DCI acquisition. These terms include vesting from the date of acquisition through 2002. An optionholder's scheduled vesting is dependent upon continued employment with the Company. Upon termination of employment, any unvested options as of the termination date are forfeited. During 1998, the Company recorded no compensation expense relating to the granting of options under the DCI Stock Option Plans.

    In connection with the DCI acquisition, Holdings converted each DCI stock option award into the right to receive a cash payment and an option to purchase shares of Class A Common and shares of Class L Common. The options granted bear exercise prices of either $1.58 ("$1.58 Options"), $61.17 ("$61 Options") for the purchase of Class A shares, and $364.09 for Class L Shares ("Class L Options"). The Board is authorized to sell or otherwise issue Class A Common and Class L Common at any time prior to the termination of the applicable DCI Stock Option Plan in such quantity, at such price, on such terms and subject to such conditions as established by the Board up to an aggregate of 222,600 shares of Class A Common and 28,300 shares of Class L Common, in the case of the DCI 1996 Plan, and 46,000 shares of Class A Common and 5,850 shares of Class L Common in the case of the DCI 1997 Plan (in each case, subject to adjustment upon the occurrence of certain events to prevent any dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events). Under the terms of the DCI Stock Option Plans, however, no options may be granted after the acquisition date. Accordingly, there are currently no options to purchase shares of Class A Common and no options to purchase shares of Class L Common available for grant under the DCI Stock Option Plans. The maximum term of the options under the DCI 1996 Plan is August 2006 and under the DCI 1997 Plan is March 2008. As of December 31, 1998, all options outstanding under the DCI Stock Option Plans had weighted average remaining contractual lives of approximately eight years.

    Stock option activity for the period July 23, 1998 (date of DCI acquisition) through December 31, 1998 is as follows:

                                                      $1.58 Options           $61 Options          Class L Options
                                                  --------------------   --------------------   --------------------
                                                  Exercise   Number of   Exercise   Number of   Exercise   Number of
                                                   Price      Shares      Price      Shares      Price      Shares
                                                  --------   ---------   --------   ---------   --------   ---------
Balance at July 23, 1998 (date of acquisition)    $   1.58     255,778   $  61.17      13,948   $ 364.09      32,479
Granted                                                 -           -          -           -          -           -
Exercised                                         $   1.58    (116,953)        -           -          -           -
Forfeited                                         $   1.58      (3,318)  $  61.17        (190)  $ 364.09        (442)
                                                  --------   ---------   --------   ---------   --------   ---------
Balance at December 31, 1998                      $   1.58     135,507   $  61.17      13,758   $ 364.09      32,037
                                                  ========   =========   ========   =========   ========   =========

Options exercisable as of December 31, 1998                     14,770                  7,183                 16,726
                                                             =========              =========              =========

    Pro-forma information regarding net income or loss has been determined for the Company as if compensation costs for the stock options issued under the DCI Stock Option Plans had been determined based upon the grant date fair values. Fair value was estimated using the minimum-value method, a risk-free interest rate of 5.6% and an expected life of 3 months for $1.58 Options or two years for both $61 Options and Class L Options. No dividends were assumed to be declared. The weighted-average fair value per option of the stock options granted under the DCI Stock Option Plans in 1998 was as follows:

                                                     Value per
    Option category                                   Option
    ---------------                                  ---------
    $1.58 Options                                        $0.18
    $61 Options                                            Nil
    Class L Options                                     $38.58

    The Company's 1998 pro-forma net loss before extraordinary items is as follows (amount in millions):

                                                             DDi
                                                    DDi    Capital
                                                  ----------------
    As Reported                                   $(43.5)  $(48.2)
    Pro-forma                                     $(43.9)  $(48.6)

    Recapitalization

    In connection with the Recapitalization, Holdings accelerated the vesting of all outstanding options to purchase shares of its Old Common and made such options immediately exercisable. Certain members of management then exercised approximately 1,374 options granted under the 1996 Stock Option Plan, to purchase an equal number of shares of Old Common. In addition, the convertible preferred stock and the Old Common purchase warrants were converted into 565 shares of Old Common. Holdings then: (i) redeemed and canceled approximately 16,232 shares of Old Common and options to purchase 64 shares of Old Common options granted under the 1996 Employee Plan at a redemption price of approximately $11,308 per share, plus future escrow payments estimated at $508 per share or $8.6 million in the aggregate at December 31, 1997, payable by March 31, 1999; (ii) canceled all remaining options authorized but ungranted under the 1996 option plans; (iii) converted the remaining approximately 1,938 shares of Old Common into approximately 438,326 shares and approximately 54,175 shares of Class A Common and Class LsCommon, respectively, of Holdings and (iv) converted the remaining approximately 513 unexercised options to purchase shares of Old Common into options to purchase approximately 116,158 shares and approximately 14,357 shares of Class A Common and Class L Common, respectively, of Holdings. The escrow payment described above represents the distribution by the Company to all shareholders of record as of the Recapitalization date, the income tax benefit received by the Company as a result of the compensation expense recorded for the accelerated vesting of options to purchase shares of Old Common.

    Common stock and additional paid-in capital

    Subsequent to the above shareholder transactions, Holdings incorporated DDi with 100 shares and contributed capital of $138.7 million, consisting primarily of the assets of Holdings, subject to certain liabilities, excluding the Discount Notes and related financing fees. In addition, subsequent to the Recapitalization, Holdings incorporated DDi Capital with 1,000 shares of common stock and contributed capital of $88.6 million, consisting primarily of all of the shares of capital stock of DDi subject to certain liabilities, including the Discount Notes and related financing fees of Holdings. Included in contributed capital above are shares of Holdings common stock issued to certain employees in connection with the NTI acquisition, valued at approximately $52,000. At December 31, 1998 and 1997, DDi and DDi Capital had 100 and 1,000 shares, respectively, of $0.01 par value common stock, authorized, issued and outstanding.

    Capital contributions

    Concurrent with Holdings' acquisition of DCI (see Note 12), Holdings contributed the capital stock of DCI to DDi. Accordingly, DDi recorded a capital contribution of approximately $106 million in 1998 representing the $73 million in equity consideration provided by Holdings in the acquisition, plus the $33 million generated by Intermediate's issuance of senior discount notes.

10. INCOME TAX MATTERS AND CHANGE IN TAX STATUS

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

DETAILS CAPITAL AND DDi
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    The provision (benefit) for income taxes in 1996, 1997 and 1998 consists of the following:

                             DECEMBER 31, 1996         DECEMBER 31, 1997           DECEMBER 31, 1998
                           --------------------   --------------------------   -------------------------
                           PRE-RECAPITALIZATION                       DDi                         DDi
                                 COMPANY                DDi         CAPITAL         DDi         CAPITAL
                           --------------------   --------------------------   -------------------------
                                                          (in thousands)
Current:
  Federal                        $  6,955           $ (4,397)      $ (5,224)       $  --        $    --
  State                                --                 --             --          666            666
  Foreign                              --                150            150           --             --
                                 --------           --------       --------        -----        -------
                                    6,955             (4,247)        (5,074)         666            666
                                 --------           --------       --------        -----        -------
Deferred:
  Federal                            (690)            (2,226)        (3,657)         (76)        (2,509)
  State                                --             (1,557)        (2,127)        (119)          (832)
  Foreign                              --                 --             --           --             --
                                 --------           --------       --------        -----        -------
                                     (690)            (3,783)        (5,784)        (195)        (3,341)
                                 --------           --------       --------        -----        -------
                                 $  6,265           $ (8,030)      $(10,858)       $ 471        $(2,675)
                                 ========           ========       ========        =====        =======

    In connection with the acquisitions of NTI and DCI, the Company acquired certain net deferred tax assets of approximately $1.2 and $1.3 million, respectively.

    Deferred income tax assets and liabilities consist of the following:

                                                DECEMBER 31, 1997           DECEMBER 31, 1998
                                           --------------------------   -------------------------
                                                               DDi                         DDi
                                                 DDi         CAPITAL          DDi        CAPITAL
                                           --------------------------   -------------------------
                                                                (in thousands)
Deferred tax assets:
  Net operating loss carryforwards            $ 2,416        $ 4,060      $  2,784      $  4,354
  Trade receivables                               159            159         1,930         1,930
  Deferred compensation                         3,007          3,007         5,485         5,485
  AMT credits                                     327            327           327           327
  Accrued liabilities                             268            268         2,843         6,347
  Amortization                                     --            357            27            27
  Other                                            62             62           172           172
                                              -------        -------      --------      --------
                                                6,239          8,240        13,568        18,642
Deferred tax liabilities -
  Property, plant and equipment                  (530)          (530)       (2,289)       (2,289)
  Intangible assets                                --             --       (34,341)      (34,341)
                                              -------        -------      --------      --------
                                                 (530)          (530)      (36,630)      (36,630)
                                              -------        -------      --------      --------
    Net deferred tax assets/(liabilities)     $ 5,709        $ 7,710      $(23,062)     $(17,988)
                                              =======        =======      ========      ========

The tax effect related to the extraordinary item (see Note 12) is deferred U.S. tax and it approximates the U.S. Statutory tax rate.

DETAILS CAPITAL AND DDi
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. Federal income tax rate to income (loss) before income taxes due to the following:

                                                            DECEMBER 31,            DECEMBER 31,              DECEMBER 31,
                                                                1996                    1997                      1998
                                                        --------------------   -----------------------   -----------------------
                                                                                   (in thousands)
                                                        PRE-RECAPITALIZATION                     DDi                       DDi
                                                              COMPANY                DDi       CAPITAL         DDi       CAPITAL
     Computed "expected" tax expense (benefit)                 $6,517             $(6,979)    $ (9,476)    $(15,071)    $(17,821)
     Increase (decrease) in income taxes
      resulting from:
        State taxes, net of credits                               981              (1,135)      (1,591)         356         (108)
        Effect of change in tax status                           (297)                 --           --           --           --
        Income not subject to Federal corporate tax              (996)                 --           --           --           --
        Goodwill amortization                                      --                  --           --        1,320        1,320
        In-process research and development write-off              --                  --           --       13,650       13,650
        Other                                                      60                  84          209          216          284
                                                               ------             -------     --------     --------     --------
                                                               $6,265             $(8,030)    $(10,858)    $    471     $ (2,675)
                                                               ======             =======     ========     ========     ========

     The Company has Federal, California and Colorado net operating loss ("NOL") carryforwards of approximately $10.2 million, $16 million and $5.3 million, respectively, at December 31, 1998. The Federal NOL carryforwards begin to expire in 2012, the California NOL carryforwards begin to expire in 2002, and the Colorado NOL carryforwards begin to expire in 2012. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized.

11.  Commitments and Contingencies

     Environmental matters - The Company's operations are regulated under a number of federal, state, and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Compliance with these environmental laws are major considerations for all PCB manufacturers because metals and other hazardous materials are used in the manufacturing process. In addition, because the Company is a generator of hazardous wastes, the Company, along with any other person who arranges for the disposal of such wastes, may be subject to potential financial exposure for costs associated with an investigation and remediation of sites at which it has arranged for the disposal of hazardous wastes, if such sites become contaminated. This is true even if the Company fully complies with applicable environmental laws. In addition, it is possible that in the future new or more stringent requirements could be imposed. Management believes it has complied with all applicable environmental laws and regulations. There have been no claims asserted nor is management aware of any unasserted claims for environmental matters.

     Employment Agreements - Pursuant to certain employment agreements dated September 1, 1995, as amended, effective until October 28, 2000, certain members of senior management are entitled to receive future annual base salaries in the aggregate amount of $1.3 million in 1999. The base salaries on or after January 1, 2000 will be established by DDi at a level that equals or exceeds base salaries for 1999. These employees are eligible for annual bonuses based upon the achievement of EBITDA targets. These employees also received an aggregate of 10,367 shares of Class A Common of Holdings on the Recapitalization closing date. In connection with this stock bonus, the Company recorded compensation expense of approximately $52,000, based upon a fair market value per share of Class A Common of Holdings of $5 per share. In addition, these employees will be entitled to receive an additional bonus in the aggregate amounts of $2.4 million in consideration of prior services which will be payable on the third anniversary of the Recapitalization whether or not such employee is still employed by the Company. The Company accrued these bonuses at their present value and the charge was included in the results of operations during the year ended December 31, 1997.

     In addition, pursuant to an employment agreement dated July 23, 1998, a certain key employee is entitled to receive a salary of approximately $445,000 in 1999. In addition, this key employee is eligible to receive an annual bonus based upon achievement of EBITDA targets. During 1998, this key employee received an award, pursuant to the agreement, of 39,008 Class A Cash Bonus units valued at $1.5725 per unit and 4,953.3 Class L Cash Bonus units valued at $363.2381 per unit. The cost of this award was classified as goodwill as part of the purchase price allocation in the acquisition of DCI (see Note 12).

DETAILS CAPITAL AND DDi
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
     Management Agreement - Pursuant to a management agreement among Bain Capital Partners V, L.P. ("Bain"), Holdings and DDi (the "Management Agreement"), Bain is entitled to a management fee when, and if, it provides advisory services to Holdings or the Company in connection with potential business acquisitions. Beginning on the first anniversary of the Recapitalization, Bain may, upon the request of Holdings or the Company, perform certain management consulting services at Bain's customary rates plus reimbursement for reasonable out-of-pocket expenditures. In addition, Bain is entitled to receive a fee equal to approximately 1% of the gross purchase price of any senior financing transaction in connection with an acquisition, recapitalization or refinancing transaction (including assumed debt). In connection with the Recapitalization, NTI acquisition and DCI acquisition, Bain was paid fees of approximately $3.1 million, approximately $380,000, and approximately $2.7 million, respectively. The Management Agreement continues until terminated by mutual consent of the parties, or until terminated as a result of a breach of the Management Agreement. The Management Agreement includes customary indemnification provisions in favor of Bain.

     Operating Leases - The Company has entered into various operating leases principally for office space and equipment that expire at various dates through 2006. Future annual minimum lease payments under all non-cancelable operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1998):

      YEAR ENDING
      DECEMBER 31,                                         (in thousands)
         1999                                                 $    2,145
         2000                                                      2,146
         2001                                                      1,972
         2002                                                      1,344
         2003                                                        914
         Thereafter                                                  976
                                                              ----------
         Future minimum lease payments                        $    9,497
                                                              ==========

     Rent expense for 1998 was approximately $1.5 million and was not significant in 1997 and 1996.

     Litigation - The Company is a party to various legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     Retirement Plans - The Company has adopted a 401(k) plan which became effective January 1997. All employees of the Company over the age of 21 and having at least one year of service, are eligible to participate in the plan. The eligible employees may contribute 1% to 15% of their annual compensation. In 1997, no employer matching contributions were required to be made by the Company. In 1998, the Company amended the plan to match employee contributions at $0.25 per $1.00 contributed, subject to a maximum of $750 per employee participant. For plan year ended December 31, 1998 employer contributions totaled $145,000.

12.  ACQUISITIONS

     On December 22, 1997, the Company acquired all of the outstanding shares of common stock of NTI and on July 23, 1998, pursuant to a Stock Contribution and Merger Agreement, the Company consummated the acquisition of DCI ("DCI Acquisition"). Both acquisitions were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16 and accordingly, the results of operations since the dates of acquisition are included in the accompanying consolidated financial statements.

     NTI was purchased for approximately $38.9 million including the assumption of approximately $7.4 million of NTI's debt. The acquisition was funded, in part, through the issuance of additional equity interests in Holdings in the aggregate amount of $10.2 million to certain existing investors in Holdings as well as three new investors, including an existing investor in NTI. The remainder of the purchase price was funded with cash from Holdings and the $25 million Senior Acquisition Facility borrowing under the Senior Term Facility in place at that time. The outstanding borrowing under this facility was retired in connection with the acquisition of DCI. The NTI purchase price was allocated to assets acquired and liabilities assumed and the excess purchase price of approximately $27 million was allocated to goodwill. Accumulated amortization as of December 31, 1997 and 1998 was $25,000 and $1.1 million, respectively.

     The DCI Acquisition was completed for aggregate consideration of approximately $250 million, including the assumption of approximately $72.3 million of DCI's debt, and consisted of a partial redemption, by way of a merger, of DCI's outstanding capital stock for cash with the remaining capital stock being contributed to Holdings in exchange for shares and options to purchase shares of the voting common stock of Holdings (estimated value of approximately $73 million). The capital stock of DCI received by Holdings was concurrently contributed through Intermediate and through DDi Capital to DDi. The DCI Acquisition was financed with a new $300 million senior bank facility (New Senior Credit Facility) and by $33 million of newly issued senior discount notes of Intermediate. In connection with the new financing, DDi used $106 million of the proceeds to retire all of its existing senior term debt, which resulted in an extraordinary loss of $2.4 million, net of related income taxes of $1.5 million.

     The DCI purchase price was allocated to tangible assets (aggregating approximately $65 million) acquired and liabilities assumed (aggregating approximately $30 million), with the remaining purchase price consisting primarily of goodwill, identifiable intangible assets, and acquired in-process research and development ("in-process R&D").

     Significant portions of the DCI purchase price were identified as intangible assets. Valuation techniques were employed which reflect recent guidance from the Securities and Exchange Commission on approaches and procedures to be followed in developing allocations to in-process R&D. At the date of acquisition, technological feasibility of the in-process R&D projects had not been reached and the technology had no alternative future uses. Accordingly, the Company expensed the portion of the purchase price allocated to in-process R&D of $39 million, in accordance with generally accepted accounting principles, in the year ended December 31, 1998.

     The in-process R&D is comprised of a number individual technological development efforts, focusing on the discovery of new, technologically advanced knowledge and more complete solutions to customer needs, the conceptual formulation and design of possible alternatives, as well as the testing of process and product cost improvements. Specifically, these technologies include efforts to: increase maximum PCB layer count, reduce line and space tolerances, develop specialty surface finishes and materials, use new and innovative applications of micro blind vias, embedded circuitry, and flexible circuit applications, develop "intelligent" (active) backpanels, and develop automation to integrate and automate the entire workflow process.

     The amount of the purchase price allocated to in-process R&D was determined by estimating the stage of completion of each in-process R&D project at the date of acquisition, estimating cash flows resulting from the future release of products employing these technologies, and discounting the net cash flows back to their present values.

     The weighted average stage of completion for all projects, in aggregate, was approximately 75% as of the acquisition date. As of that date, the estimated remaining costs to bring the projects under development to technological feasibility are over $2 million. The cash flow estimates from sales of products incorporating those technologies commence in the year 1999, with revenues increasing for several years following the acquisition, followed by declines in subsequent periods as other new products are expected to be introduced and represent a larger proportion of the total product offering. Revenues forecasted in each period are reduced by related expenses, capital expenditures, the cost of working capital, and an assigned contribution to the core technologies serving as a foundation for the research and development. The discount rates applied to the individual technology's net cash flows ranged from 18% to 24%, depending on the level of risk associated with a particular technology and the current return on investment requirements of the market. These discount rates reflect "risk premiums" of 20% to 60% over the estimated weighted average cost of capital of DCI of 15%.

     As discussed above, a portion of the DCI purchase price premium was allocated to identifiable intangibles and goodwill. The identifiable intangibles consist primarily of developed technologies, customer relationships/tradenames, and assembled workforce. The fair value of the developed technology assets at the date of acquisition was $60 million and represents the aggregate fair value of individually identified technologies that were fully developed at the time of acquisition. As with the in-process R&D, the developed technologies were valued using a future income approach, in context of the business enterprise value of DCI. The customer relationships/tradenames and assembled workforce assets were assigned values as of the acquisition date of approximately $21 million and $4 million, respectively.

     Goodwill generated in the acquisition of DCI has an assigned value of approximately $120 million. As of December 31, 1998, the accumulated amortization related to this goodwill and identifiable intangibles acquired in the acquisition of DCI was approximately $9.8 million.

     Certain investment funds associated with Bain Capital, Inc. (the "Bain Capital Funds"), the controlling shareholders of Holdings, were shareholders of DCI prior to the Company's July 1998 acquisition of DCI. In conjunction with the acquisition, the Bain Capital Funds received $22.9 million for the redemption of the DCI common stock it held prior to consummation of the acquisition.

     In connection with the DCI acquisition and related transactions, Celerity Partners, L.L.C. and its affiliates were paid fees and expenses aggregating approximately $1.7 million. Celerity Partners, L.L.C. is the general partner of Celerity Partners I, L.P., which is the managing member of Celerity Details, L.L.C., Celerity Liquids, L.L.C. and Celerity Circuits, L.L.C., which are each stockholders of Holdings.

DETAILS CAPITAL AND DDi
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.  Unaudited Pro Forma Information

     The accompanying unaudited condensed consolidated statements of operations include: (a) the accounts of NTI which was acquired in December 1997, and the effects of the Recapitalization for the year ended December 31, 1997 and (b) the accounts of DCI for the period July 24, 1998 through December 31, 1998. The following pro forma information for the years ended December 31, 1998 and 1997 presents net sales and net loss before extraordinary item for each of these periods as if these transactions were consummated at the beginning of each period. In addition, the actual results of operations for the year ended December 31, 1998 include a $39 million write-off of acquired in-process research and development related to the acquisition of DCI. This one time charge has been excluded from pro forma results.

                                            Pro Forma                       Pro Forma
                                         December 31, 1998              December 31, 1997
                                         -----------------              -----------------
                                           (in millions)                  (in millions)
       Net Sales:
       -DDi                                   $261                           $254
       -DDi Capital                           $261                           $254
       Net Loss Before Extraordinary Item:
       -DDi                                   $ (7)                          $ (6)
       -DDi Capital                           $(12)                          $(10)

     The unaudited pro forma results are not necessarily indicative of the actual results which have been realized had the acquisition actually occurred at the beginning of each respective periods.

14.  Supplemental Disclosure of Cash Flow Information

                                                                                         DECEMBER 31,
                                                       ---------------------------------------------------------------------------
                                                                      1996         1997         1997          1998         1998
                                                       -----------------------  -----------  -------------  -----------  ----------
                                                                                       (in thousands)
                                                         PRE-RECAPITALIZATION       DDi            DDi        DDi         DDi
     CASH PAYMENTS FOR:                                       COMPANY                            CAPITAL                 CAPITAL

      Income taxes                                                   $ 7,639      $    --      $    --     $   1,743     $  1,743
                                                                  ===========  ===========  =============  ===========   ========
      Interest                                                       $ 7,774      $11,552      $11,552     $  25,773     $ 25,773
                                                                  ===========  ===========  =============  ===========   ========

     SUPPLEMENTAL SCHEDULE OF INVESTING AND
      FINANCING ACTIVITIES:
        Capital lease obligations incurred for
           acquisition of property and equipment                     $ 6,615      $   646      $   646     $   1,864     $  1,864
                                                                  -----------  -----------  -------------  ----------    --------
        Value of warrants issued in consideration
          of debt financing                                          $ 1,300      $    --      $ 3,420     $      --     $     --
                                                                  -----------  -----------  -------------  ----------    --------
        Equity contribution from parent                              $    --      $    --      $    --     $  73,246     $ 73,246
                                                                  -----------  -----------  -------------  ----------    --------

     Recapitalization - As part of the Recapitalization (see Notes 1 and 5): (i) the existing shareholders of the Pre-Recapitalization Company exchanged their shares of Old Common (recorded value of $8.0 million) for Class A and L common stock of Holdings (aggregate fair value of $21.9 million), and
     (ii) certain executives of the Pre-Recapitalization Company exchanged their options to purchase shares of Old Common (recorded value of $5.0 million) for replacement options to purchase Class A and L common stock of Holdings (aggregate fair value of $5.0 million).

15.  Supplemental Guarantor Condensed Consolidated Financial Data

     Subsequent to the Recapitalization, on November 15, 1997, Dynamic Details, Incorporated, issued $100 million aggregate principal amount of 10% Senior Subordinated Notes due in 2005 (see Note 5). The Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by Dynamic Details, Incorporated (the "Issuer") and all of its wholly-owned subsidiaries (the "Subsidiary Guarantors").

     The condensed financial data of the Issuer is presented below and should be read in conjunction with the Consolidated Financial Statements of DDi. Separate financial data of the Subsidiary Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the Notes on a joint and several basis and (ii) the Company's management has determined such separate financial data are not material to investors and believes the condensed financial data of the Issuer presented is more meaningful in understanding the financial position of the Company.

      SUPPLEMENTAL DYNAMIC DETAILS, INCORPORATED CONDENSED FINANCIAL DATA
                                (in thousands)

                           CONDENSED BALANCE SHEETS

                                         December 31, 1997  December 31, 1998
                                         -----------------  -----------------
                  Current assets                 $  39,357           $ 20,755
                  Non-current assets                58,302            287,619
                                                 ---------           --------
                      Total assets               $  97,659           $308,374
                                                 =========           ========

                  Current liabilities            $  15,507           $ 37,372
                  Non-current liabilities          218,700            348,950
                                                 ---------           --------
                    Total liabilities            $ 234,207           $386,322
                                                 ---------           --------

                    Total stockholders' deficit  $(136,548)          $(77,948)

                      Total liabilities and
                       stockholder's deficit     $  97,659           $308,374
                                                 =========           ========
                      CONDENSED STATEMENTS OF OPERATIONS

                                          December 31, 1997  December 31, 1998
                                          -----------------  -----------------
                  Net sales                       $  77,988           $ 83,560
                 Cost of sales                       37,929             43,759
                                                   --------           --------
                    Gross profit                     40,059             39,801
                 Operating Expenses                  42,770              9,682
                                                   --------           --------
                    Income (loss) from operations    (2,711)            30,119
                 Interest expense, net              (17,738)           (27,216)
                                                   --------           --------
                    Income (loss) before
                     taxes and extraordinary loss   (20,449)             2,903
                 Income tax benefit                   8,030                280
                                                   --------           --------
                    Income (loss) before
                     extraordinary loss             (12,419)             3,183

                 Extraordinary loss, net of income
                  tax benefit                        (1,588)            (2,414)
                 Equity in loss of subsidiaries         (77)           (46,714)
                                                   --------           --------
                 Net loss                          $(14,084)          $(45,945)
                                                   ========           ========