Form 10-Q
period 1999-03-31
DDI CAPITAL CORP/DYNAMIC DETAILS INC; DETAILS INC
filed 1999-05-14
CIK 1050119, 1050117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

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

On March 31, 1999, all of the voting stock of Dynamic Details, Incorporated was held by DDi Capital Corp. and all of the voting stock of DDi Capital Corp. was held by DDi Intermediate Holdings Corp. which is wholly owned by DDi Holdings Corp.

As of March 31, 1999, Dynamic Details, Incorporated had 100 shares of common stock, par value $.01 per share, outstanding and DDi Capital Corp. had 1,000 shares of common stock, par value $.01 per share, outstanding.

                               DDi Capital Corp.
                         Dynamic Details, Incorporated

                                   Form 10-Q


                               Table of Contents

PART I   Financial Information                                          Page No.
                                                                        --------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 1999
          and December 31, 1998                                            3

         Condensed Consolidated Statements of Operations for the three
          months ended March 31, 1999 and 1998                             4

         Condensed Consolidated Statements of Cash Flows for the three
          months ended March 31, 1999 and 1998                             5

         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        18


PART II  Other Information

Item 1.  Legal Proceedings                                                 19

Item 2.  Changes in Securities and Use of Proceeds                         19

Item 3.  Defaults upon Senior Securities                                   19

Item 4.  Submission of Matters to a Vote of Security Holders               19

Item 5.  Other Information                                                 19

Item 6.  Exhibits and Reports on Form 8-K                                  19

Signatures                                                                 20

                      PART I FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS
----------------------------------------------

              DDi Capital Corp. and Dynamic Details, Incorporated
                     Condensed Consolidated Balance Sheets
                                (In Thousands)
                                  (Unaudited)

                                                                           DDi                           DDi Capital
                                                                           ---                           -----------
                                                              March 31,          December 31,     March 31,      December 31,
                                                                1999                1998            1999            1998
                                                              ---------          ---------        ---------       ---------
Assets
Current assets:
  Cash and cash equivalents                                   $   2,178          $   1,905        $   2,178       $   1,905
  Trade receivables, net                                         36,391             34,764           36,391          34,764
  Inventories                                                    16,483             12,615           16,483          12,615
  Prepaid expenses and other                                      2,396              1,236            2,396           1,236
  Income tax receivable                                           3,233              3,793            3,233           3,793
  Deferred tax asset                                              4,816              4,816            4,816           4,816
                                                              -------------------------------------------------------------
             Total current assets                                65,497             59,129           65,497          59,129

Property, plant and equipment, net                               60,677             61,018           60,677          61,018
Debt issue costs, net                                            10,965             11,458           14,660          15,167
Goodwill and other intangibles, net                             221,030            226,286          221,030         226,286
Other                                                               580                566              580             566
                                                              -------------------------------------------------------------
      Total Assets                                            $ 358,749          $ 358,457        $ 362,444       $ 362,166
                                                              =============================================================

Liabilities and Stockholders' Deficit
Current liabilities:
  Current maturities of long-term debt and capital            $   5,493          $   4,390        $   5,493       $   4,390
   leases
  Revolving credit facility                                       5,000              7,000            5,000           7,000
  Accounts payable                                               19,044             14,612           19,044          14,612
  Accrued expenses and other                                     18,910             16,046           18,910          16,046
  Escrow payable to redeemed stockholders                         3,900              3,900            3,900           3,900
                                                              -------------------------------------------------------------
             Total current liabilities                           52,347             45,948           52,347          45,948

Long-term debt and capital leases                               356,807            358,150          427,734         426,955
Deferred notes payable and other                                  3,929              4,429            3,929           4,429
Deferred tax liability                                           26,868             27,878           20,937          22,804
                                                              -------------------------------------------------------------
             Total liabilities                                  439,951            436,405          504,947         500,136
                                                              -------------------------------------------------------------

Stockholders' deficit:
Common stock and additional paid-in-capital                     245,431            245,532          194,637         194,738
Accumulated deficit                                            (326,633)          (323,480)        (337,140)       (332,708)
                                                              -------------------------------------------------------------
             Total stockholders' deficit                        (81,202)           (77,948)        (142,503)       (137,970)
                                                              -------------------------------------------------------------
      Total Liabilities and Stockholders' Deficit             $ 358,749          $ 358,457        $ 362,444       $ 362,166
                                                              =============================================================

              DDi Capital Corp. and Dynamic Details, Incorporated
                Condensed Consolidated Statements of Operations
                                (In Thousands)
                                  (Unaudited)

                                                               DDi                                    DDi Capital
                                                               ---                                    -----------
                                                        Three Months Ended                         Three Months Ended
                                                            March 31,                                   March 31,
                                                     1999               1998                    1999              1998
                                                  ---------          ---------               ---------           -------
Net sales                                           $59,179            $28,206                $ 59,179           $28,206
Cost of goods sold                                   41,816             16,374                  41,816            16,374
                                                  ----------------------------------------------------------------------
    Gross profit                                     17,363             11,832                  17,363            11,832

Operating Expenses:
   General and administration                         2,816                790                   2,816               793
   Sales and marketing                                4,702              2,227                   4,702             2,227
   Amortization of intangibles                        5,821                261                   5,821               261
                                                  ----------------------------------------------------------------------
Operating Income                                      4,024              8,554                   4,024             8,551

Interest expense, net                                (8,171)            (5,387)                (10,307)           (7,263)
                                                  ----------------------------------------------------------------------
Income (loss) before income taxes                    (4,147)             3,167                  (6,283)            1,288
Income tax expense (benefit)                           (994)             1,406                  (1,851)              635
                                                  ----------------------------------------------------------------------
Net income (loss)                                   $(3,153)           $ 1,761                $ (4,432)          $   653
                                                  ======================================================================

              DDi Capital Corp. and Dynamic Details, Incorporated
                Condensed Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                                                      DDi                        DDi Capital
                                                                                      ---                        -----------
                                                                               Three Months Ended             Three Months Ended
                                                                                    March 31,                      March 31,
                                                                                1999       1998                1999       1998
                                                                               -------    -------             -------    -------
Cash flows from operating activities:
   Net cash provided by operating activities                                   $ 6,481    $ 4,764             $ 6,481    $ 4,764
                                                                               -------------------------------------------------
Cash flows from investing activities:
   Purchase of property, plant & equipment                                      (3,131)    (3,192)             (3,131)    (3,192)
   Additional costs incurred in connection with the acquisition of DCI            (212)         -                (212)         -
                                                                               -------------------------------------------------
   Net cash used in investing activities                                        (3,343)    (3,192)             (3,343)    (3,192)
                                                                               -------------------------------------------------
Cash flows from financing activities:
   Principal payments on debt                                                     (239)      (131)               (239)      (131)
   Net repayments on the revolving credit facility                              (2,000)         -              (2,000)         -
   Capital contribution to Parent, net                                            (101)         -                (101)         -
   Payments of escrow payable to redeemed stockholders                               -       (976)                  -       (976)
   Payments of deferred note payable                                              (525)         -                (525)         -
                                                                               -------------------------------------------------
Net cash used in financing activities                                           (2,865)    (1,107)             (2,865)    (1,107)
                                                                               -------------------------------------------------
Net increase in cash                                                               273        465                 273        465
Cash and cash equivalents, beginning of year                                     1,905      5,377               1,905      5,377
                                                                               -------------------------------------------------
Cash and cash equivalents, end of period                                       $ 2,178    $ 5,842             $ 2,178    $ 5,842
                                                                               =================================================

Supplemental disclosure of cash flow information:

Noncash operating activities:
     During the three months ended March 31, 1999 and 1998, the Company recorded $9,696 and $1,924, respectively, of depreciation and amortization expense.

              DDi Capital Corp. and Dynamic Details, Incorporated
              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

 NOTE 1.   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

 BASIS OF PRESENTATION

 The unaudited condensed consolidated financial statements for the period ended March 31, 1999 include the accounts of DDi Capital Corp. ("DDi Capital") and its wholly-owned subsidiary Dynamic Details, Incorporated and subsidiaries ("DDi"), (collectively, the "Company"). The consolidated financial statements of DDi include the accounts of Dynamic Circuits, Inc. ("DCI") commencing on July 23, 1998 (date of acquisition) -- see Note 4.

 On November 19, 1997, DDi Holdings Corp. ("Holdings") organized DDi Capital as a wholly-owned subsidiary, and on February 10, 1998, contributed substantially all its assets (including all of the shares of common stock of DDi), subject to certain liabilities, including its senior discount notes (the "Discount Notes"), to DDi Capital. On July 15, 1998, Holdings organized DDi Intermediate Holdings Corp. ("Intermediate" or "Parent") and, in conjunction with the acquisition of DCI, contributed its ownership of DDi Capital to Intermediate. Other than the Discount Notes and related financing fees and deferred tax assets, all the assets and liabilities of DDi Capital are those of DDi. The transactions above were between entities under common control and, accordingly, the historical basis of the assets and liabilities of Holdings, DDi Capital and DDi were not affected.

 In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

 This report on Form 10-Q for the quarter ended March 31, 1999, should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


  NATURE OF BUSINESS

  The Company is a leading designer, manufacturer and marketer of complex printed circuit boards ("PCBs") for the time-critical or "quick-turn" segment of the domestic PCB industry, as well as of longer-lead PCBs, backplanes and other interconnects. The Company produces PCBs for over 1,000 customers across a wide range of end-use markets including the telecommunications, computer, contract manufacturing, industrial instrumentation and consumer electronics industries.

              DDi Capital Corp. and Dynamic Details, Incorporated
              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

                                    March 31, 1999       December 31, 1998
                                    --------------       -----------------
            Raw materials                $ 7,583              $ 6,628
            Work-in-process                6,566                4,406
            Finished goods                 2,334                1,581
                                         -------              -------
              Total                      $16,483              $12,615
                                         =======              =======


NOTE 3.  LONG-TERM DEBT AND CAPITAL LEASES

Long-term and capital leases debt consists of the following (in thousands):



                                                   DDi                                DDi Capital
                                   -----------------------------------    -----------------------------------
                                   March 31, 1999    December 31, 1998    March 31, 1999    December 31, 1998
                                   --------------    -----------------    --------------    -----------------
Senior Term Facility (a)                 $255,000             $255,000          $255,000             $255,000
10.0% Senior Sub. Notes                   100,000              100,000           100,000              100,000
12.5% Discount Notes (b)                        -                    -            70,927               68,805
Capital lease obligations                   7,300                7,540             7,300                7,540
                                   --------------------------------------------------------------------------
  Sub-total                               362,300              362,540           433,227              431,345
  Less current maturities                  (5,493)              (4,390)           (5,493)              (4,390)
                                   --------------------------------------------------------------------------
  Total                                  $356,807             $358,150          $427,734             $426,955
                                   ==========================================================================


(a) Interest rates are LIBOR-based and range from 7.19% to 7.44% as of March 31, 1999.

(b) Face amount of $110,000, net of unamortized discount of $39,073 and $41,195 at March 31, 1999 and December 31, 1998, respectively.

              DDi Capital Corp. and Dynamic Details, Incorporated
              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

NOTE 4.  ACQUISITION OF DCI

  On July 23, 1998, the Company acquired all of the outstanding shares of common stock of DCI, a California corporation. The transaction was completed for aggregate consideration of approximately $250 million which consisted of a partial redemption, by way of a merger, of DCI's outstanding capital stock for cash with the remaining capital stock being contributed to Holdings in exchange for shares and options to purchase shares of the voting common stock of Holdings (estimated value of approximately $73 million). The capital stock of DCI received by Holdings was concurrently contributed through Intermediate and through DDi Capital to DDi. The transaction was financed with a new $300 million senior bank facility and by $33 million of senior discount notes newly issued by Intermediate. The proceeds from the issuance of these senior discount notes were contributed through DDi Capital to DDi. In connection with the new financing, DDi used $106 million of the proceeds from the senior bank facility to retire all of its existing senior term debt.

  The accompanying condensed consolidated financial statements of operations include the accounts of DCI from January 1, 1999 to March 31, 1999. The unaudited pro forma statement of operations for the three months ended March 31, 1998, which assumes that the DCI acquisition was consummated on January 1, 1998, reflects net sales of $68 million, net loss of $1 million for DDi Capital and net income of $1 million for DDi. The unaudited pro forma results are not necessarily indicative of the actual results that would have been realized had the acquisition actually occurred at the beginning of 1998.


NOTE 5. RELATED PARTY TRANSACTIONS

  Certain investment funds associated with Bain Capital, Inc. (the "Bain Capital Funds"), the controlling shareholders of Holdings, were shareholders of DCI prior to the Company's July 1998 acquisition of DCI (see Note 4). In conjunction with the acquisition, the Bain Capital Funds received $22.9 million for the redemption of the DCI common stock they held prior to consummation of the acquisition and Bain Capital, Inc. received $2.7 million in transaction fees.

  Chase Manhattan Capital, L.P., a shareholder of Holdings, is an affiliate of Chase Manhattan Bank ("Chase"). In conjunction with the acquisition of DCI, Chase acted as collateral, co-syndication, and administrative agent with regard to the establishment of the new credit agreement. In this capacity, Chase received $2.4 million in fees. Chase also participates as a lender in the syndication, under terms similar to those of the other participants.


NOTE 6. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATED FINANCIAL DATA

  On November 15, 1997, Dynamic Details, Incorporated (the "Issuer"), issued $100 million aggregate principal amount of 10% Senior Subordinated Notes due in 2005. The senior subordinated notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by all of its wholly-owned subsidiaries (the "Subsidiary Guarantors").

 The condensed financial data of the Issuer is presented below and should be read in conjunction with the condensed consolidated financial statements of DDi. Separate financial data of the Subsidiary Guarantors are not presented because (i) the Subsidiary Guarantors are wholly-owned and have fully and unconditionally guaranteed the Notes on a joint and several basis and (ii) the Company's management has determined such separate financial data are not material to investors and believes the condensed financial data of the Issuer presented is more meaningful in understanding the financial position of the Company.

      SUPPLEMENTAL DYNAMIC DETAILS, INCORPORATED CONDENSED FINANCIAL DATA
                                (In Thousands)
                                  (Unaudited)

                                                  CONDENSED BALANCE SHEETS

                                                                                    March 31, 1999           December 31, 1998
                                                                                    --------------           -----------------
Current assets                                                                         $ 20,034                    $ 20,755
Non-current assets                                                                      301,302                     287,619
                                                                                       --------                    --------
       Total assets                                                                    $321,336                    $308,374
                                                                                       ========                    ========

Current liabilities                                                                      51,757                      37,372
Non-current liabilities                                                                 350,781                     348,950
                                                                                       --------                    --------
       Total liabilities                                                               $402,538                    $386,322
                                                                                       --------                    --------
       Total stockholders' deficit                                                     $(81,202)                   $(77,948)
                       Total liabilities and stockholders' deficit                     $321,336                    $308,374
                                                                                       ========                    ========

                                                 CONDENSED STATEMENTS OF OPERATIONS

                                                                                    March 31, 1999           December 31, 1998
                                                                                    --------------           -----------------
Net sales                                                                               $19,540                     $20,394
Cost of sales                                                                            11,369                      10,161
                                                                                        -------                     -------
Gross profit                                                                              8,171                      10,233
Operating Expenses                                                                        2,235                       2,634
                                                                                        -------                     -------
Income from operations                                                                    5,936                       7,599
Interest expense, net                                                                    (8,161)                     (5,354)
                                                                                        -------                     -------
Income (loss) before taxes                                                               (2,225)                      2,245
Income tax benefit (expense)                                                                829                      (1,028)
                                                                                        -------                     -------
Income (loss) before equity in income (loss) of subsidiaries                             (1,396)                      1,217
Equity in income (loss) of subsidiaries                                                  (1,757)                        544
                                                                                        -------                     -------
Net income (loss)                                                                       $(3,153)                    $ 1,761
                                                                                        =======                     =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

OVERVIEW

The Company believes, based on industry data, that it is a leading designer, manufacturer and marketer of complex PCBs for the time-critical or "quick-turn" segment of the domestic PCB industry, as well as of longer-lead PCBs, backplanes and other interconnects. The Company produces PCBs for over 1,000 customers across a wide range of end-use markets including the telecommunications, computer, contract manufacturing, industrial instrumentation and consumer electronics industries.

This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


RESULTS OF OPERATIONS

Three-Months Ended March 31, 1999 compared to the Three Months ended March 31, 1998

Net sales for the three months ended March 31, 1999 increased $31 million (110%) to $59.2 million, from $28.2 million for the three months ended March 31, 1998. The increase primarily resulted from the acquisition of DCI in July 1998, which contributed $32.9 million to net sales for the three months ended March 31, 1999.

Gross profit for the three months ended March 31, 1999 increased $5.6 million (47%) to $17.4 million, from $11.8 million for the three months ended March 31, 1998. The increase resulted primarily from the acquisition of DCI, which contributed $8.6 million to gross profit for the three months ended March 31, 1999. Partially offsetting this increase was a decline in gross profit as a percent of net sales to 29% from 42%, resulting from competitive pricing
pressure and the impact of the acquisition of DCI.   Historically, DCI's
operating margins have been lower than that of DDi, reflective of the market niches each entity serves.

General and administration expenses for the three months ended March 31, 1999 increased $2 million (250%) to $2.8 million, from $.8 million for the three months ended March 31, 1998. Sales and marketing expenses for the three months ended March 31, 1999 increased $2.5 million (114%) to $4.7 million, from $2.2 million for the three months ended March 31, 1998. Both the general and administrative and sales and marketing expense increases are primarily due to the acquisition of DCI.

Amortization of intangibles for the three months ended March 31, 1999 increased $5.5 million to $5.8 million, from $.3 million for the three months ended March 31, 1998, also resulting primarily from the acquisition of DCI.

Net interest expense for DDi Capital for the three months ended March 31, 1999 increased $3 million (41%) to $10.3 million, from $7.3 million for the like period in 1998. Net interest expense for DDi for the three months ended March 31, 1999 increased $2.8 million (52%) to $8.2 million, from $5.4 million for the like period in 1998. The increase in net interest expense in both instances is primarily attributable to the increased level of borrowings in connection with the acquisition of DCI.

Income taxes for DDi Capital for the three months ended March 31, 1999 decreased $2.5 million to $(1.9) million, from $.6 million for the like period in 1998. Income taxes for DDi for the three months ended March 31, 1999 decreased $2.4
million to $(1.0) million, from $1.4 million for the like period in 1998.   The
provisions for income taxes for each period are based on the Company's expected effective income tax rate in each respective fiscal year.

Net income for DDi Capital for the three months ended March 31, 1999 decreased $5.1 million to a loss of $(4.4) million and for DDi decreased $5 million to a loss of $(3.2) million, compared to income of $.7 million for

DDi Capital and $1.8 million for DDi for the like period in 1998. The decreases in net income were largely due to factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had cash and cash equivalents of $2.2 million, compared to $1.9 million as of December 31, 1998. The principal source of liquidity for the 1st quarter of 1999 was cash provided by operations.

Net cash provided by operating activities for the three months ended March 31,1999 was $6.5 million, compared to $4.8 million for the three months ended March 31, 1998.

Capital expenditures for the three months ended March 31, 1999 were $3.1 million, compared to $3.2 million for the three months ended March 31, 1998.

As of March 31, 1999, DDi Capital and DDi had long-term borrowings of $433.2 million and $362.3 million respectively. The Company has $45.0 million available for borrowing under its revolving credit facility, less amounts which
may be in use from time-to-time.   At March 31, 1999, the Company had $5.0
million in borrowings outstanding under its revolving credit facility.

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

The Company has developed and is currently executing a plan to ensure that its information technology (IT) systems, which include computer equipment and software as well as its non-IT systems, such as fax machines and alarm systems, will be able to function properly with respect to the Year 2000 and thereafter. The implementation of all phases of the plan, on a company-wide basis, is currently in process. The Company has existing personnel who will facilitate the identification, assessment, testing, renovation and monitoring of Year 2000 compliance issues and initiatives. The Company currently anticipates that its Year 2000 identification, assessment, testing and renovation efforts, which began in October 1997, will be completed by May 31, 1999. The Company anticipates completion of a contingency plan for dealing with the most reasonably likely worst case scenario by May 31, 1999.

The Company recently completed the identification of its IT and non-IT systems, and is now in the renovation or validation phases of its IT and non-IT systems and currently intends to implement these systems by May 31, 1999. Based upon its identification and assessment efforts to date, most of the Company's computer equipment and software it currently uses does not require replacement or modification. This is due to the relatively small size of the Company's systems and its predominately new hardware, software and operating systems. The Company estimates that as of March 31, 1999, approximately 95% of the initiatives scheduled to fully address potential Year 2000 issues have been completed. The following chart shows the status of the Company's progress, identified by phase, including the estimated timetable for completion of each remaining phase:



YEAR 2000 COMPLIANCE SCHEDULE                                         TIMING         PERCENT COMPLETE
---------------------------------------------------------------   --------------     ----------------
Phase I:   Review system compliance issues.                         10/97 - 1/98            100%

Phase II:  Identify and assess system compliance issues.             5/98 - 11/98           100%

Phase III: Testing of systems.                                       8/98 - 5/99             95%

Phase IV: Resolution of system issues detected in Phase III.        10/98 - 5/99             85%

Phase V:  Monitor system compliance on an ongoing basis              Continuous              N/A

In addition to reviewing its internal systems, the Company has polled or is in the process of polling its outside software and other vendors, customers and freight carriers to determine whether they are Year 2000 compliant and to attempt to identify any potential issues. If the Company's customers and vendors do not achieve Year 2000 compliance before the end of 1999, the Company may experience a variety of problems which may have a material adverse effect on the Company. To the extent vendors are not Year 2000 compliant by the end of 1999, such vendors may fail to deliver ordered materials and products to the Company and may fail to bill the Company properly and promptly. Consequently, the Company may experience a shortage or surplus of inventory, affecting its
ability to ship product to its customers as expected.   Although the Company
does not currently have a plan for addressing these potential problems, with
respect to its vendors, the Company has alternative sources of supply.    The
Company's management does not believe that third party Year 2000 issues will have a material impact on the operating results or financial condition of the Company, however, there can be no assurance that such issues will not have a material adverse impact on the Company's systems or results of operations.

The Company believes that the cost of the implementation of its Year 2000 compliance schedule for the Company's IT and non-IT systems, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not be material to the Company's results of
operations.    The costs of the systems implementation and Year 2000
modifications are based upon management's best estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


RISKS ASSOCIATED WITH INTANGIBLE ASSETS

At March 31, 1999, the Company's balance sheet reflected $221 million of intangible assets, a substantial portion of the Company's total assets at such
date.   The intangible assets consist of goodwill and other identifiable
intangibles relating to the Company's recent acquisitions.   The balances of
these intangible assets may increase in future periods, principally from the
consummation of further acquisitions.   Amortization of these additional
intangibles would, in turn, have a negative impact on earnings. In addition, the Company continuously evaluates whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of its intangible assets, which could have a material adverse effect on the results of the Company during the periods in which such a reduction is recognized. There can be no assurance that the Company will not be required to write down intangible assets in future periods.


RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes requirements for disclosure of comprehensive income and its components. This statement became effective for the Company's fiscal year ending December 31, 1998. Through March 31, 1999, the Company has no elements which give rise to reporting comprehensive income.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 modifies the disclosure requirements for reportable segments. This statement became effective for the Company's fiscal year ending December 31, 1998. This pronouncement has had no significant impact on the reporting practices of the Company since its adoption; and until such time that the Company diversifies its operations, management believes such pronouncement will not be applicable.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal years beginning after June 15, 1999 and is effective for the Company beginning with its fiscal quarter ending March 31, 2000. Based upon the nature of the financial instruments and hedging activities in effect as of the date of this filing, this pronouncement would require the Company to reflect the fair value of its derivative instruments on the consolidated balance sheet. Changes in fair value of these instruments will be reflected as a component of comprehensive income.


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

In July 1998, Intermediate issued discount notes which have a stated maturity of June 30, 2008 and a stated principal at maturity of approximately $67 million, although approximately 43% of the stated principal amount of the debt is due December 2003. As the repayment of the Intermediate discount notes is the obligation of Intermediate, the carrying amount of the associated liability is reflected on the books and records of Intermediate and, therefore, is not included in the consolidated financial statements of the Company. Although the Intermediate discount notes do not require principal or interest payments until December 2003, Intermediate does not have, and may not have in the future, any assets other than the common stock of DDi Capital. The net cash flows from the Company are currently the only source of cash available to repay the obligations under the Intermediate discount notes.

The Company's ability to pay principal and interest on its indebtedness and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Company's senior credit facility or successor facilities. The Company anticipates that its operating cash flow, together with borrowings under its senior credit facility, will be sufficient to meet its operating expenses and to service its debt requirements as they become due. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all.


RESTRICTIONS IMPOSED BY TERMS OF INDEBTEDNESS

The terms of the Company's indebtedness restrict, among other things, DDi Capital's and DDi's ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. DDi is also required to maintain specified financial ratios and satisfy certain financial condition tests. DDi's ability to meet those financial ratios and tests can be affected by events beyond its control, and there can be no assurance that DDi will meet those tests. A breach of any of these covenants could result in a default under some or all of the Company's indebtedness agreements. Upon the occurrence of an event of default, lenders under such indebtedness agreements could elect to declare all amounts outstanding together
with accrued interest, to be immediately due and payable.   If the Company were
unable to repay such amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all the assets of the Company and its subsidiaries are pledged as security under its senior credit facility.


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


DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS

During the three months ended March 31, 1999, sales to the Company's largest customer accounted for 7% of the Company's net revenues. Sales to the Company's two largest customers accounted for 12% of the Company's net revenues and sales to the Company's ten largest customers accounted for 35% of the Company's net revenues during the same period. There can be no assurance that the Company will not depend upon a relatively small number of customers for a significant percentage of its net revenues in the future. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the amount of manufacturing services ordered from the Company. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have a material adverse effect on the Company's results of operations.

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


ENVIRONMENTAL MATTERS

The Company's operations are regulated under a number of federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Compliance with these environmental laws are major considerations for all PCB manufacturers because metals and other hazardous materials are used in the manufacturing process. In addition, because the Company is a generator of hazardous wastes, the Company, along with any other person who arranges for the disposal of such wastes, may be subject to potential financial exposure for costs associated with an investigation and remediation of sites at which it has arranged for the disposal of hazardous wastes, if such sites become contaminated. This is true even if the Company fully complies with applicable environmental laws. Although the Company believes that its facilities are currently in material compliance with applicable environmental laws, and it monitors its operations to avoid violations arising from human error or equipment failures, there can be no assurances that violations will not occur. In the event of a violation of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could also be subject to revocation of its effluent discharge permits. Any such revocations could require the Company to cease or limit production at one or more of its facilities, thereby having a material adverse effect on the Company's operations. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which could have a material adverse effect on the Company, its results of operations, prospects or debt service ability.


COMPETITION

The PCB industry is highly fragmented and characterized by intense competition. The Company principally competes with independent and captive manufacturers of complex printed circuit boards in the time-critical segment of the PCB industry. The Company's principal competitors include other independent, small private companies and integrated subsidiaries of more broadly based volume producers. Some of the Company's principal competitors are less highly-leveraged than the Company and may have greater financial and operating flexibility. Moreover, the Company may face additional competitive pressures as a result of changes in technology.

Competition in the complex and time-critical segment of the PCB industry has increased due to the consolidation trend in the industry, which results in potentially better-capitalized and more effective competitors. The Company's basic technology is generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations.

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


CONTROLLING STOCKHOLDERS

Certain investment funds associated with Bain Capital, Inc. (the "Bain Capital Funds") hold approximately 41% of the outstanding voting stock of Holdings, the sole stockholder of Intermediate, which is the sole stockholder of DDi Capital which, in turn, is the sole stockholder of DDi. In addition, the Bain Capital Funds and all of Holdings' other stockholders have entered into a stockholders agreement regarding, among other things, the voting of such stock. By virtue of such stock ownership and these agreements, the Bain Capital Funds have the power to control all matters submitted to stockholders of the Holdings and its subsidiaries, to elect a majority of the directors of Holdings and its subsidiaries, and to exercise control over the business, policies and affairs of Holdings and the Company.


FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from the Company's actual future experience involving any one or more of such matters and subject areas. The Company wishes to caution readers that all statements other than statements of historical facts included in this quarterly report on Form 10-Q regarding the Company's financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include:
(1) increased competition; (2) increased costs; (3) the inability to consummate business acquisitions on attractive terms; (4) the loss or retirement of key members of management; (5) increases in the Company's cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which the Company may compete and fluctuations in demand in the electronics industry; and (8) the ability to sustain historical margins as the industry develops. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience to differ from the Company's current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, the Company's business and results of operations is subject to the rules and uncertainties described under the headings "Computer Systems and Year 2000" and "Factors That May Affect Future Results" contained herein, however, the operations and results of the Company's business also may be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time-to-time in the Company's reports filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Pursuant to its interest rate risk management strategy and certain requirements imposed by the Company's senior credit facility, the Company entered into two interest rate exchange agreements ("Swap Agreements"), effective October 1, 1998. Under the Swap Agreements, the Company received a variable rate of interest (1-month LIBOR) and paid a fixed rate of interest (blended annual rate of 5.27%). These rates are applied to a notional amount that decreases at such times, and in such amounts, as to conform with the principal outstanding under the senior term facility through its scheduled maturity in 2005.

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

Item 2.   Changes in Securities and Use of Proceeds.   None.

Item 3.   Defaults upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information.   None

Item 6.   Exhibits and Reports on Form 8-K

 (a) List of Exhibits:
     -----------------

     27.1 Financial Data Schedule for Dynamic Details, Incorporated

     27.2 Financial Data Schedule for DDi Capital Corp.

 (b) Reports on Form 8-K:
     --------------------

      None.

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in city of Anaheim, state of California, on the 13th day of May, 1999.


                               DDi CAPITAL CORP.



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


        Signature                  Title                        Date
        ---------                  -----                        ----

      /s/ Joseph P. Gisch     Vice President and            May 13, 1999
      -------------------     Chief Financial Officer
      Joseph P. Gisch          (principal financial and
                               chief accounting officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dynamic Details, Incorporated. has duly caused this annual report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 13th day of May, 1999.


                         DYNAMIC DETAILS, INCORPORATED

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


        Signature                   Title                      Date
        ---------                   -----                      ----

      /s/ Joseph P. Gisch      Vice President and           May 13, 1999
      -------------------      Chief Financial Officer
      Joseph P. Gisch           (principal financial and
                                chief accounting officer)