Form 10-Q
period 1999-06-30
DDI CAPITAL CORP/DYNAMIC DETAILS INC; DETAILS INC
filed 1999-08-11
CIK 1050119, 1050117

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the quarterly period ended June 30, 1999

    OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________


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

On June 30, 1999, all of the voting stock of Dynamic Details, Incorporated was held by DDi Capital Corp. and all of the voting stock of DDi Capital Corp. was held by DDi Intermediate Holdings Corp. which is wholly owned by DDi Holdings Corp.

As of June 30, 1999, Dynamic Details, Incorporated had 100 shares of common stock, par value $.01 per share, outstanding and DDi Capital Corp. had 1,000 shares of common stock, par value $.01 per share, outstanding.

                               DDi Capital Corp.
                         Dynamic Details, Incorporated

                                   Form 10-Q

                               Table of Contents


PART I     Financial Information                                        Page No.
                                                                        --------
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 1999
             and December 31, 1998                                          3

           Condensed Consolidated Statements of Operations for the
             three months and six months ended June 30, 1999 and 1998       4

           Condensed Consolidated Statements of Cash Flows for the
             six months ended June 30, 1999 and 1998                        6

           Notes to Condensed Consolidated Financial Statements             7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      21


PART II    Other Information

Item 1.    Legal Proceedings                                               22

Item 2.    Changes in Securities and Use of Proceeds                       22

Item 3.    Defaults upon Senior Securities                                 22

Item 4.    Submission of Matters to a Vote of Security Holders             22

Item 5.    Other Information                                               22

Item 6.    Exhibits and Reports on Form 8-K                                22

Signatures                                                                 23

                  PART I      FINANCIAL STATEMENTS


ITEM 1.  FINANCIAL STATEMENTS

              DDi Capital Corp. and Dynamic Details, Incorporated
                     Condensed Consolidated Balance Sheets
                                (In Thousands)
                                  (Unaudited)

                                                            DDi                   DDi Capital
                                                 ------------------------   ------------------------
                                                  June 30,   December 31,    June 30,   December 31,
                                                    1999         1998          1999         1998
                                                 ---------   ------------   ---------   ------------
Assets
Current assets:
 Cash and cash equivalents                       $   3,575    $   1,905     $   3,575    $   1,905
 Trade receivables, net                             44,282       34,764        44,282       34,764
 Inventories                                        19,181       12,615        19,181       12,615
 Prepaid expenses and other                          2,119        1,236         2,119        1,236
 Income tax receivable                                   -        3,793             -        3,793
 Deferred tax asset                                  4,816        4,816         4,816        4,816
                                                 ---------    ---------     ---------    ---------
   Total current assets                             73,973       59,129        73,973       59,129
Property and equipment, net                         62,978       61,018        62,978       61,018
Debt issue costs, net                               10,472       11,458        14,168       15,167
Goodwill and other intangibles, net                215,773      226,286       215,773      226,286
Other                                                  458          566           458          566
                                                 ---------    ---------     ---------    ---------
   Total Assets                                  $ 363,654    $ 358,457     $ 367,350    $ 362,166
                                                 =========    =========     =========    =========
Liabilities and Stockholders' Deficit
Current liabilities:
 Current maturities of long-term debt and
  capital lease obligations                      $   5,960    $   4,390     $   5,960    $   4,390
 Current portion of deferred interest
  rate swap income                                   1,450            -         1,450            -
 Revolving credit facility                               -        7,000             -        7,000
 Accounts payable                                   25,853       14,612        25,853       14,612
 Accrued expenses and other                         18,533       16,046        18,533       16,046
 Escrow payable to redeemed stockholders             3,900        3,900         3,900        3,900
                                                 ---------    ---------     ---------    ---------
   Total current liabilities                        55,696       45,948        55,696       45,948

 Long-term debt and capital lease obligations      354,998      358,150       428,116      426,955
 Deferred interest rate swap income                  4,612            -         4,612            -
 Notes payable and other                             3,505        4,429         3,505        4,429
 Deferred tax liability                             27,155       27,878        20,338       22,804
                                                 ---------    ---------     ---------    ---------
   Total liabilities                               445,966      436,405       512,267      500,136
                                                 ---------    ---------     ---------    ---------

Commitments and contingencies

Stockholders' deficit:
 Common stock and additional paid-in-capital       247,160      245,532       196,366      194,738
 Accumulated deficit                              (329,472)    (323,480)     (341,283)    (332,708)
                                                 ---------    ---------     ---------    ---------
   Total stockholders' deficit                     (82,312)     (77,948)     (144,917)    (137,970)
                                                 ---------    ---------     ---------    ---------
  Total Liabilities and Stockholders' Deficit    $ 363,654    $ 358,457     $ 367,350    $ 362,166
                                                 =========    =========     =========    =========

                         Dynamic Details, Incorporated
                Condensed Consolidated Statements of Operations
                                (In Thousands)
                                  (Unaudited)

                                                      Three Months Ended    Six Months Ended
                                                           June 30,             June 30,
                                                     -------------------   --------------------
                                                       1999       1998       1999       1998
                                                     --------   --------   --------   ---------
Net Sales                                            $71,740    $26,293    $130,919   $ 54,499
Cost of goods sold                                    50,218     16,073      92,034     32,447
                                                     -------    -------    --------   --------
  Gross Profit                                        21,522     10,220      38,885     22,052

Operating Expenses:
  General and administration                           4,418        878       7,234      1,668
  Sales and marketing                                  5,368      1,854      10,070      4,081
  Amortization of intangibles                          6,005        244      11,826        505
                                                     -------    -------    --------   --------
Operating Income                                       5,731      7,244       9,755     15,798

Interest expense (net) and other expense (net)        (8,258)    (5,327)    (16,429)   (10,714)
                                                     -------    -------    --------   --------
Income (loss) before income taxes                     (2,527)     1,917      (6,674)     5,084
Income tax benefit (expense)                            (312)      (890)        682     (2,296)
                                                     -------    -------    --------   --------
Net income (loss)                                    $(2,839)   $ 1,027    $ (5,992)  $  2,788
                                                     =======    =======    ========   ========

                               DDi Capital Corp.
                Condensed Consolidated Statements of Operations
                                (In Thousands)
                                  (Unaudited)

                                                   Three Months Ended       Six Months Ended
                                                        June 30,                June 30,
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------     -------    --------    --------
Net Sales                                         $ 71,740     $26,293    $130,919    $ 54,499
Cost of goods sold                                  50,218      16,073      92,034      32,447
                                                  --------     -------    --------    --------
  Gross Profit                                      21,522      10,220      38,885      22,052

Operating Expenses:
  General and administration                         4,418         882       7,234       1,675
  Sales and marketing                                5,368       1,854      10,070       4,081
  Amortization of intangibles                        6,005         244      11,826         505
                                                  --------     -------    --------    --------
Operating Income                                     5,731       7,240       9,755      15,791

Interest expense (net) and other expense (net)     (10,448)     (7,256)    (20,755)    (14,519)
                                                  --------     -------    --------    --------
Income (loss) before income taxes                   (4,717)        (16)    (11,000)      1,272
Income tax benefit (expense)                           574         (98)      2,425        (733)
                                                  --------     -------    --------    --------
Net income (loss)                                 $ (4,143)    $  (114)   $ (8,575)   $    539
                                                  ========     =======    ========    ========

              DDi Capital Corp. and Dynamic Details, Incorporated
                Condensed Consolidated Statement of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                                    DDi               DDi Capital
                                                            -------------------   -------------------
                                                              Six Months Ended      Six Months Ended
                                                                  June 30,              June 30,
                                                            -------------------   -------------------
                                                              1999       1998       1999       1998
                                                            --------   --------   --------   --------
Cash flows from operating activities:
  Net cash provided by operating activities                  $13,603    $ 7,847    $13,603    $ 7,871
                                                             -------    -------    -------    -------

Cash flows from investing activities:
  Purchase of property & equipment                            (8,064)    (5,459)    (8,064)    (5,459)
  Costs incurred in connection with the acquisition of DCI      (212)      (196)      (212)      (196)
                                                             -------    -------    -------    -------
  Net cash used in investing activities                       (8,276)    (5,655)    (8,276)    (5,655)
                                                             -------    -------    -------    -------

Cash flows from financing activities:

  Principal payments on long-term debt                        (1,088)         -     (1,088)         -
  Net repayments on the revolving credit facility             (7,000)         -     (7,000)         -
  Payments of deferred note payable                           (1,138)         -     (1,138)         -
  Principal payments on capital lease obligations               (484)      (435)      (484)      (435)
  Capital contribution to Parent, net                             (9)         -         (9)         -
  Proceeds from interest rate swaps                            6,062          -      6,062          -
  Payments of escrow payable to redeemed stockholders              -     (4,100)         -     (4,100)
  Loan to parent                                                   -       (340)         -          -
  Payment of debt issuance and capital costs                       -       (259)         -       (666)
  Proceeds from sale of restricted stock                           -          -          -         45
                                                             -------    -------    -------    -------
Net cash used in financing activities                         (3,657)    (5,134)    (3,657)    (5,156)
                                                             -------    -------    -------    -------

Net increase (decrease) in cash                                1,670     (2,942)     1,670     (2,940)

Cash and cash equivalents, beginning of year                   1,905      5,377      1,905      5,377
                                                             -------    -------    -------    -------

Cash and cash equivalents, end of period                     $ 3,575    $ 2,435    $ 3,575    $ 2,437
                                                             =======    =======    =======    =======

Supplemental disclosure of cash flow information:

Noncash operating activities:
  During the six months ended June 30, 1999 and 1998, the Company recorded $19,858 and $3,139, respectively, of depreciation and amortization expense.

              DDi Capital Corp. and Dynamic Details, Incorporated
              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


NOTE 1.   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS


BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements for the periods ended June 30, 1999 include the accounts of DDi Capital Corp. ("DDi Capital") and its wholly-owned subsidiary Dynamic Details, Incorporated and subsidiaries ("DDi"), (collectively, the "Company"). The consolidated financial statements of DDi include the accounts of Dynamic Circuits, Inc. ("DCI") commencing on July 23, 1998 (date of acquisition) - see Note 5.

On November 19, 1997, DDi Holdings Corp. ("Holdings") organized DDi Capital as a wholly-owned subsidiary, and on February 10, 1998, contributed substantially all its assets (including all of the shares of common stock of DDi), subject to certain liabilities, including its senior discount notes (the "Discount Notes"), to DDi Capital. On July 15, 1998, Holdings organized DDi Intermediate Holdings Corp. ("Intermediate") and, in conjunction with the acquisition of DCI, contributed its ownership of DDi Capital to Intermediate. Other than the Discount Notes and related financing fees and deferred tax assets, all the assets and liabilities of DDi Capital are those of DDi. The transactions above were between entities under common control and, accordingly, the historical basis of the assets and liabilities of Holdings, DDi Capital and DDi were not affected.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of June 30, 1999, and the results of operations and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

This report on Form 10-Q for the quarter ended June 30, 1999 should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


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

              DDi Capital Corp. and Dynamic Details, Incorporated
             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

                                    June 30, 1999      December 31, 1998
                                    -------------      -----------------
Raw materials                       $       8,905      $           6,628
Work-in-process                             8,826                  4,406
Finished goods                              1,450                  1,581
                                    -------------      -----------------
Total                               $      19,181      $          12,615
                                    =============      =================

NOTE 3.  LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

                                                 DDi                                   DDi Capital
                                   ------------------------------------      ------------------------------------
                                   June 30, 1999      December 31, 1998      June 30, 1999      December 31, 1998
                                   -------------      -----------------      -------------      -----------------
Senior Term Facility (a)                $253,913               $255,000           $253,913               $255,000
10.0% Senior Sub. Notes                  100,000                100,000            100,000                100,000
12.5% Discount Notes (b)                       -                      -             73,118                 68,805
Capital lease obligations                  7,045                  7,540              7,045                  7,540
                                   -------------      -----------------      -------------      -----------------
  Sub-total                              360,958                362,540            434,076                431,345
  Less current maturities                 (5,960)                (4,390)            (5,960)                (4,390)
                                   -------------      -----------------      -------------      -----------------
  Total                                 $354,998               $358,150           $428,116               $426,955
                                   =============      =================      =============      =================

(a) Interest rates are LIBOR-based and range from 7.39% to 7.64% as of June 30, 1999.
(b) Face amount of $110,000, net of unamortized discount of $36,882 and $41,195 at June 30, 1999 and
    December 31, 1998, respectively.

              DDi Capital Corp. and Dynamic Details, Incorporated
             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------


NOTE 4.  INTEREST RATE SWAP AGREEMENTS

  In June 1999, DDi elected to terminate and concurrently replace its existing interest rate exchange agreements ("Swap Agreements"). DDi received cash proceeds of approximately $6.1 million from these transactions which will be recognized as a reduction to interest expense. Of this amount, approximately $5.6 million represents the gain from the termination of the Swap Agreements and will therefore be amortized through January 2002, the original scheduled maturity of the Swap Agreements. The remaining $.5 million represents proceeds from the execution of the new interest rate exchange agreements ("New Swap Agreements") and will be amortized into interest expense as a yield adjustment through April 2005, over the term of the New Swap Agreements. It is anticipated that the impact of this amortization will not materially affect interest expense in any period.

  The New Swap Agreements represent an effective cash flow hedge, consistent with the nature of the Swap Agreements. Under the terms of the New Swap Agreements, the Company pays a maximum annual rate of interest applied to a notional amount equal to the principal balance of the senior term facility for the period June 30, 1999 through August 31, 2001. During this period, the Company's maximum annual rate is 5.65% for a given month, unless 1-month LIBOR for that month equals or exceeds 7.00%, in which case the Company pays 7.00% for that month. From September 1, 2001 through the scheduled maturity of the senior term facility in 2005, the Company pays a fixed annual rate of 7.35% applied to a notional amount equal to 50% of the principal balance of the senior term facility during that period.

  As a result of the termination and replacement of the Swap Agreements, the maximum rate of interest to be paid has increased from 4.96%, the fixed rate of interest on the Swap Agreements, to 5.65% or 7.00% (depending on 1-month LIBOR) through January 31, 2002. The New Swap Agreements, however, provide the Company with increased protection against increases in interest rates from January 31, 2002 through the maturity of the senior term facility in 2005, since the New Swap Agreements do not contain an option, which was available to the counterparties of the Swap Agreements, to terminate the agreements on January 31, 2002.


NOTE 5.  ACQUISITION OF DCI

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

  The accompanying condensed consolidated financial statements of operations include the accounts of DCI from January 1, 1999 to June 30, 1999. The unaudited pro forma statement of operations for the six months ended June 30, 1998, which assumes that the DCI acquisition was consummated on January 1, 1998, reflects net sales of $133 million for the Company, net loss of $5 million for DDi Capital and net loss of $3 million for DDi. The unaudited pro forma results are not necessarily indicative of the actual results that would have been realized had the acquisition actually occurred at the beginning of 1998.

              DDi Capital Corp. and Dynamic Details, Incorporated
             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------


NOTE 6. RELATED PARTY TRANSACTIONS

  Certain investment funds associated with Bain Capital, Inc. (the "Bain Capital Funds"), the controlling shareholders of Holdings, were shareholders of DCI prior to the Company's July 1998 acquisition of DCI (see Note 5). In conjunction with the acquisition, the Bain Capital Funds received $22.9 million for the redemption of the DCI common stock they held prior to consummation of the acquisition and Bain Capital, Inc. received $2.7 million in transaction fees.

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

  Pursuant to a management agreement among Bain Capital Partners V, L.P. ("Bain"), Holdings and DDi (the "Management Agreement"), Bain is entitled to a management fee when, and if, it provides advisory services to Holdings or the Company in connection with potential business acquisitions. In addition, Bain may, upon request of Holdings or the Company, perform certain management consulting services at Bain's customary rates plus reimbursement for reasonable out-of-pocket expenditures. In this capacity, Bain received approximately $.5 million in fees in 1999.


NOTE 7. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATED FINANCIAL DATA

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

      SUPPLEMENTAL DYNAMIC DETAILS, INCORPORATED CONDENSED FINANCIAL DATA
                                (In Thousands)
                                  (Unaudited)

                           CONDENSED BALANCE SHEETS

                                                        June 30, 1999       December 31, 1998
                                                     ------------------    ------------------
Current assets                                              $ 22,705             $ 20,755
Non-current assets                                           301,809              287,619
                                                            --------             --------
   Total assets                                             $324,514             $308,374
                                                            ========             ========

Current liabilities                                         $ 52,729             $ 37,372
Non-current liabilities                                      354,097              348,950
                                                            --------             --------
   Total liabilities                                         406,826              386,322
                                                            --------             --------
   Total stockholders' deficit                               (82,312)             (77,948)
                                                            --------             --------
      Total liabilities and stockholders' deficit           $324,514             $308,374
                                                            ========             ========

                      CONDENSED STATEMENTS OF OPERATIONS

                                                     Three Months Ended    Three Months Ended
                                                        June 30, 1999         June 30, 1998
                                                     ------------------    ------------------
Net sales                                                 $ 23,373              $ 19,417
Cost of sales                                               11,716                 9,766
                                                          --------              --------
Gross profit                                                11,657                 9,651
Operating expenses                                           2,884                 1,800
                                                          --------              --------
Income from operations                                       8,773                 7,851
Interest expense, net                                       (8,648)               (5,307)
                                                          --------              --------
Income before taxes                                            125                 2,544
Income tax expense                                             (72)                 (936)
                                                          --------              --------
Income before equity in loss of subsidiaries                    53                 1,608
Equity in loss of subsidiaries                              (2,892)                 (581)
                                                          --------              --------
Net income (loss)                                         $ (2,839)             $  1,027
                                                          ========              ========
                                                      Six Months Ended      Six Months Ended
                                                        June 30, 1999        June 30, 1998
                                                     ------------------    ------------------
Net sales                                                 $ 42,913              $ 39,811
Cost of sales                                               23,085                19,927
                                                          --------              --------
Gross profit                                                19,828                19,884
Operating expenses                                           5,119                 4,434
                                                          --------              --------
Income from operations                                      14,709                15,450
Interest expense, net                                      (16,809)              (10,661)
                                                          --------              --------
Income (loss) before taxes                                  (2,100)                4,789
Income tax benefit (expense)                                   757                (1,964)
                                                          --------              --------
Income (loss) before equity in loss of subsidiaries         (1,343)                2,825
Equity in loss of subsidiaries                              (4,649)                  (37)
                                                          --------              --------
Net income (loss)                                         $ (5,992)             $  2,788
                                                          ========              ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------


OVERVIEW

The Company believes, based on industry data, that it is a leading designer, manufacturer and marketer of complex PCBs for the time-critical or "quick-turn" segment of the domestic PCB industry, as well as of longer-lead PCBs, backplanes, and other interconnects. The Company produces PCBs for over 1,000 customers across a wide range of end-use markets including the telecommunications, computer, contract manufacturing, industrial instrumentation and consumer electronics industries.

This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 compared to the Three Months ended June 30,
1998

Net sales for the three months ended June 30, 1999 increased $45.4 million (173%) to $71.7 million, from $26.3 million for the three months ended June 30, 1998. The increase primarily resulted from the acquisition of DCI, which contributed $40.1 million to net sales for the three months ended June 30, 1999. Also contributing to the increase in revenues was a higher average panel price experienced by the other divisions, due to greater demand for more technologically advanced printed circuit boards, partially offset by a decrease in panel production in these operations.

Gross profit for the three months ended June 30, 1999 increased $11.3 million (111%) to $21.5 million, from $10.2 million for the three months ended June 30, 1998. The increase resulted from the acquisition of DCI, which contributed $11.2 million to gross profit for the three months ended June 30, 1999. Partially offsetting this increase was a decline in gross profit as a percent of net sales to 34% from 39% in divisions other than DCI due to a decrease in panel shipments in those operations. For the Company, gross profit as a percent of net sales decreased to 30% for the three months ended June 30, 1999 as DCI's operating margins have historically been lower than that of DDi, reflective of the market niches each entity serves.

General and administration expenses for the three months ended June 30, 1999 increased $3.5 million (389%) to $4.4 million, from $.9 million for the three months ended June 30, 1998. The increase in these expenses is primarily due to the acquisition of DCI and higher overhead, inclusive of fees incurred under the management agreement with the Company's majority owner. Sales and marketing expenses for the three months ended June 30, 1999 increased $3.5 million (184%) to $5.4 million, from $1.9 million for the three months ended June 30, 1998. The increase in sales and marketing expenses is primarily due to the acquisition of DCI. The higher level of sales experienced by the other divisions also contributed to the increase in sales and marketing expenses.

Amortization of intangibles for the three months ended June 30, 1999 increased $5.8 million to $6.0 million, from $.2 million for the three months ended June 30, 1998, resulting primarily from the acquisition of DCI.

Net interest expense for DDi Capital for the three months ended June 30, 1999 increased $3.1 million (42%) to $10.4 million, from $7.3 million for the like period in 1998. Net interest expense for DDi for the three months ended June 30, 1999 increased $3 million (57%) to $8.3 million, from $5.3 million for the like period in 1998. The increase in net interest expense in both instances is primarily attributable to the increased level of borrowings in connection with the acquisition of DCI.

Provision for income taxes for DDi Capital for the three months ended June 30, 1999 decreased $.7 million to a benefit of $.6 million, from an expense of $.1 million for the like period in 1998. Provision for income taxes for DDi for the three months ended June 30, 1999 decreased $.6 million to $.3 million, from $.9
million for the like period in 1998.   The provisions for income taxes for each
period are based on the Company's expected effective income tax rate in each respective fiscal year.


Six Months Ended June 30, 1999 compared to the Six Months ended June 30, 1998

Net sales for the six months ended June 30, 1999 increased $76.4 million (140%) to $130.9 million, from $54.5 million for the six months ended June 30, 1998. The increase primarily resulted from the acquisition of DCI, which contributed $73 million to net sales for the six months ended June 30, 1999. Also contributing to the increase in revenues was a higher average panel price experienced by the other divisions, due to greater demand for more technologically advanced printed circuit boards, partially offset by a decrease in panel production in these operations.

Gross profit for the six months ended June 30, 1999 increased $16.8 million (76%) to $38.9 million, from $22.1 million for the six months ended June 30, 1998. The increase resulted from the acquisition of DCI, which contributed $19.7 million to gross profit for the six months ended June 30, 1999. Partially offsetting this increase was a decline in gross profit as a percent of net sales to 35% from 41% in divisions other than DCI due to a decrease in panel shipments in those operations. For the Company, gross profit as a percent of net sales decreased to 30% for the six months ended June 30, 1999 as DCI's operating margins have historically been lower than that of DDi, reflective of the market niches each entity serves.

General and administration expenses for the six months ended June 30, 1999 increased $5.5 million (324%) to $7.2 million, from $1.7 million for the six months ended June 30, 1998. The increase in these expenses is primarily due to the acquisition of DCI and higher overhead, inclusive of fees incurred under the management agreement with the Company's majority owner. Sales and marketing expenses for the six months ended June 30, 1999 increased $6 million (146%) to $10.1 million, from $4.1 million for the six months ended June 30, 1998. The increase in sales and marketing expenses is primarily due to the acquisition of DCI. The higher level of sales experienced by the other divisions also contributed to the increase in sales and marketing expenses.

Amortization of intangibles for the six months ended June 30, 1999 increased $11.3 million to $11.8 million, from $.5 million for the six months ended June 30, 1998, resulting primarily from the acquisition of DCI.

Net interest expense for DDi Capital for the six months ended June 30, 1999 increased $6.3 million (43%) to $20.8 million, from $14.5 million for the like period in 1998. Net interest expense for DDi for the six months ended June 30, 1999 increased $5.7 million (53%) to $16.4 million, from $10.7 million for the like period in 1998. The increase in net interest expense in both instances is primarily attributable to the increased level of borrowings in connection with the acquisition of DCI.

Provision for income taxes for DDi Capital for the six months ended June 30, 1999 decreased $3.1 million to a benefit of $2.4 million, from an expense of $.7 million for the like period in 1998. Provision for income taxes for DDi for the six months ended June 30, 1999 decreased $3.0 million to a benefit of $.7 million, from an expense of $2.3 million for the like period in 1998. The provisions for income taxes for each period are based on the Company's expected effective income tax rate in each respective fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had cash and cash equivalents of $3.6 million, compared to $1.9 million as of December 31, 1998. The principal source of liquidity for the six months ended June 30, 1999 was cash provided by operations.

Net cash provided by operating activities for the six months ended June 30, 1999 was $13.6 million, compared to $7.8 million for the six months ended June 30, 1998.

Capital expenditures for the six months ended June 30, 1999 were $8.1 million, compared to $5.5 million for the six months ended June 30, 1998.

As of June 30, 1999, DDi Capital and DDi had long-term borrowings of $434.1 million and $361.0 million, respectively. The Company has $45 million available for borrowing under its revolving credit facility, less amounts that may be in use from time-to-time. At June 30, 1999, the Company had no borrowings outstanding under its revolving credit facility.

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

The Company has developed and is currently executing a plan to ensure that its information technology (IT) systems, which include computer equipment and software as well as its non-IT systems, such as fax machines and alarm systems, will be able to function properly with respect to the year 2000 and thereafter. The implementation of all phases of the plan, on a company-wide basis, is currently in process. The Company has existing personnel who will facilitate the identification, assessment, testing, renovation and monitoring of Year 2000 compliance issues and initiatives. The Company currently anticipates that its Year 2000 identification, assessment, testing and renovation efforts, which began in October 1997, will be completed by August 31, 1999. The Company anticipates completion of a contingency plan for dealing with the most reasonably likely worst case scenario by September 30, 1999.

The Company recently completed the identification of its IT and non-IT systems, and is now in the renovation or validation phases of its IT and non-IT systems and currently intends to implement these systems by August 31, 1999. Based upon its identification and assessment efforts to date, most of the Company's computer equipment and software it currently uses does not require replacement or modification. This is due to the relatively small size of the Company's systems and its predominately new hardware, software and operating systems. The Company estimates that as of June 30, 1999, approximately 97% of the initiatives scheduled to fully address potential Year 2000 issues have been completed. The following chart shows the status of the Company's progress, identified by phase, including the estimated timetable for completion of each remaining phase:

                                                                                    PERCENT
YEAR 2000 COMPLIANCE SCHEDULE                                      TIMING           COMPLETE
-----------------------------                                      ------           --------
Phase I:   Review system compliance issues.                     10/97 - 1/98          100%

Phase II:  Identify and assess system compliance issues.         5/98 - 11/98         100%

Phase III: Testing of systems.                                   8/98 - 8/99           97%

Phase IV: Resolution of system issues detected in Phase III.    10/98 - 8/99           95%

Phase V:  Monitor system compliance on an ongoing basis           Continuous           N/A

In addition to reviewing its internal systems, the Company has polled or is in the process of polling its outside software and other vendors, customers and freight carriers to determine whether they are Year 2000 compliant and to attempt to identify any potential issues. If the Company's customers and vendors do not achieve Year 2000 compliance before the end of 1999, the Company may experience a variety of problems which may have a material adverse effect on the Company. To the extent vendors are not Year 2000 compliant by the end of 1999, such vendors may fail to deliver ordered materials and products to the Company and may fail to bill the Company properly and promptly. Consequently, the Company may experience a shortage or surplus of inventory, affecting its ability to ship product to its customers as expected. Although the Company does not currently have a plan for addressing these potential problems with respect to its vendors, the Company has alternative sources of supply. The Company's management does not believe that third party Year 2000 issues will have a material impact on the operating results or financial condition of the Company. However, there can be no assurance that such issues will not have a material adverse impact on the Company's systems, results of operations or financial condition.

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


RISKS ASSOCIATED WITH INTANGIBLE ASSETS

At June 30, 1999, the Company's balance sheet reflected $216 million of intangible assets, a substantial portion of the Company's total assets at such date. The intangible assets consist of goodwill and other identifiable intangibles relating to the Company's recent acquisitions. The balances of these intangible assets may increase in future periods, principally from the consummation of further acquisitions. Amortization of these additional intangibles would, in turn, have a negative impact on earnings. In addition, the Company continuously evaluates whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of its intangible assets, which could have a material adverse effect on the results of the Company during the periods in which such a reduction is recognized. There can be no assurance that the Company will not be required to write down intangible assets in future periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and its components. This statement became effective for the Company's fiscal year ended December 31, 1998. Through June 30, 1999, the Company has no elements which give rise to reporting comprehensive income.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 modifies the disclosure requirements for reportable segments. This statement became effective for the Company's fiscal year ended December 31, 1998. This pronouncement has had no significant impact on the reporting practices of the Company since its adoption; and until such time that the Company diversifies its operations, management believes such pronouncement will not be applicable.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137, issued by the FASB in July 1999, establishes a new effective date for SFAS No. 133. This statement, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000 and is effective for the Company beginning with its fiscal quarter ending March 31, 2001. Based upon the nature of the financial instruments and hedging activities in effect as of the date of this filing, this pronouncement would require the Company to reflect the fair value of its derivative instruments on the consolidated balance sheet. Changes in fair value of these instruments will be reflected as a component of comprehensive income.


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

RESTRICTIONS IMPOSED BY TERMS OF INDEBTEDNESS

The terms of the Company's indebtedness restrict, among other things, DDi Capital's and DDi's ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. DDi is also required to maintain specified financial ratios and satisfy certain financial condition tests. DDi's ability to meet those financial ratios and tests can be affected by events beyond its control, and there can be no assurance that DDi will meet those tests. A breach of any of these covenants could result in a default under some or all of the Company's indebtedness agreements. Upon the occurrence of an event of default, lenders under such indebtedness agreements could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable. If the Company were unable to repay such amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all the assets of the Company and its subsidiaries are pledged as security under its senior credit facility.


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


DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS

During the six months ended June 30, 1999, sales to the Company's largest customer accounted for 7% of the Company's net revenues. Sales to the Company's two largest customers accounted for 12% of the Company's net revenues and sales to the Company's ten largest customers accounted for 35% of the Company's net revenues during the same period. There can be no assurance that the Company will not depend upon a relatively small number of customers for a significant percentage of its net revenues in the future. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the amount of manufacturing services ordered from the Company. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company's efforts to increase international sales may be adversely affected by, among other things, changes in foreign import restrictions and regulations, taxes, currency exchange rates, currency and monetary transfer restrictions and regulations and economic and political changes in the foreign nations to which the Company's products are exported. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.


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

INTELLECTUAL PROPERTY

The Company's success depends in part on proprietary technology and manufacturing techniques. The Company has no patents for these proprietary techniques and chooses to rely primarily on trade secret protection. Litigation may be necessary to protect the Company's technology and determine the validity and scope of the proprietary rights of others. The Company is not aware of any pending or threatened claims that affect any of the Company's intellectual property rights. If any infringement claim is asserted against the Company, the Company may seek to obtain a license of the other party's intellectual property rights. There is no assurance that a license would be available on reasonable terms or at all. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on the Company.


ENVIRONMENTAL MATTERS

The Company's operations are regulated under a number of federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Compliance with these environmental laws are major considerations for all PCB manufacturers because metals and other hazardous materials are used in the manufacturing process. In addition, because the Company is a generator of hazardous wastes, the Company, along with any other person who arranges for the disposal of such wastes, may be subject to potential financial exposure for costs associated with an investigation and remediation of sites at which it has arranged for the disposal of hazardous wastes, if such sites become contaminated. This is true even if the Company fully complies with applicable environmental laws. Although the Company believes that its facilities are currently in material compliance with applicable environmental laws, and it monitors its operations to avoid violations arising from human error or equipment failures, there can be no assurances that violations will not occur. In the event of a violation of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could also be subject to revocation of its effluent discharge permits. Any such revocations could require the Company to cease or limit production at one or more of its facilities, thereby having a material adverse effect on the Company's operations. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which could have a material adverse effect on the Company, its financial condition, results of operations, prospects or debt service ability.


COMPETITION

The PCB industry is highly fragmented and characterized by intense competition. The Company principally competes with independent and captive manufacturers of complex printed circuit boards in the time-critical segment of the PCB industry. The Company's principal competitors include other independent, small private companies as well as integrated subsidiaries of more broadly based volume producers. Some of the Company's principal competitors are less highly-leveraged than the Company and may have greater financial and operating flexibility. Moreover, the Company may face additional competitive pressures as a result of changes in technology.

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

CONTROLLING STOCKHOLDERS

The Bain Capital Funds hold approximately 41% of the outstanding voting stock of Holdings, the sole stockholder of Intermediate, which is the sole stockholder of DDi Capital which, in turn, is the sole stockholder of DDi. In addition, the Bain Capital Funds and all of Holdings' other stockholders have entered into a stockholders agreement regarding, among other things, the voting of such stock. By virtue of such stock ownership and that agreement, the Bain Capital Funds have the power to control all matters submitted to stockholders of the Holdings and its subsidiaries, to elect a majority of the directors of Holdings and its subsidiaries, and to exercise control over the business, policies and affairs of Holdings and the Company.


FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and may differ materially from the Company's actual future experience involving any one or more of such matters and subject areas. The Company wishes to caution readers that all statements other than statements of historical facts included in this quarterly report on Form 10-Q regarding the Company's financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) the inability to consummate business acquisitions on attractive terms; (4) the loss or retirement of key members of management; (5) increases in the Company's cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which the Company may compete and fluctuations in demand in the electronics industry; and (8) the ability to sustain historical margins as the industry develops. The Company has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from the Company's current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, the Company's business and results of operations is subject to the risks and uncertainties described under the headings "Computer Systems and Year 2000," "Risks Associated with Intangible Assets" and "Factors That May Affect Future Results" contained herein. However, the operations and results of the Company's business also may be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time-to-time in the Company's reports filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Interest Rate Risk

In 1998, the Company entered into interest rate exchange agreements to minimize the impact of an increase in interest rates on it long-term variable interest rate debt. In June 1999, the Company elected to terminate and concurrently replace its existing interest rate exchange agreements ("Swap Agreements"). The Swap Agreements were terminated to generate additional free cash flow available from the unrealized gain that existed at the time of termination. The termination of the Swap Agreements did not have a material impact on the Company's results of operations.

The new interest rate exchange agreements ("New Swap Agreements") represent an effective cash flow hedge, consistent with the nature of the Swap Agreements. Under the terms of the New Swap Agreements, the Company pays a maximum annual rate of interest applied to a notional amount equal to the principal balance of the senior term facility for the period June 30, 1999 through August 31, 2001. During this period, the Company's maximum annual rate is 5.65% for a given month, unless 1-month LIBOR for that month equals or exceeds 7.00%, in which case the Company pays 7.00% for that month. From September 1, 2001 through the scheduled maturity of the senior term facility in 2005, the Company pays a fixed annual rate of 7.35% applied to a notional amount equal to 50% of the principal balance of the senior term facility during that period.

As a result of the termination and replacement of the Swap Agreements, the maximum rate of interest to be paid has increased from 4.96%, the fixed rate of interest on the Swap Agreements, to 5.65% or 7.00% (depending on 1-month LIBOR) through January 31, 2002. The New Swap Agreements, however, provide the Company with increased protection against increases in interest rates from January 31, 2002 through the maturity of the senior term facility in 2005, since the New Swap Agreements do not contain an option, which was available to the counterparties of the Swap Agreements to terminate the agreements on January 31, 2002.

Under the terms of the New Swap Agreements, there are no net periodic cash settlements when the 1-month LIBOR rate (5.14% at June 30, 1999) remains below 5.65%. Therefore, an immediate 10% increase in the 1-month LIBOR rate would not have an effect on swap interest expense to be incurred over the 12 months ending June 30, 2000.

In addition to the New Swap Agreements, the Company's significant financial instruments at June 30, 1999 include the 10.0% Senior Subordinated Notes, 12.5% Discount Notes, Senior Term Facility, and the revolving credit facility. No other financial instruments expose the Company to significant interest rate risk.

Any change in interest rates would not have an effect on the interest expense to be incurred on the Senior Subordinated Notes and Discount Notes as each of these instruments bears a fixed rate of interest.

The Senior Term Facility bears interest at 1-month LIBOR plus an applicable margin. An immediate 10% increase in interest rates would increase the Company's interest expense related to this debt instrument over the 12 months ending June 30, 2000 by approximately $1.3 million.

The revolving credit facility bears interest at (1) 2.25% per annum plus the applicable LIBOR rate or (2) 1.25% per annum plus the federal reserve reported overnight funds rate plus 1/2 of 1% per annum. As of June 30, 1999, the Company had no outstanding balance on the revolving credit facility. It is anticipated that the Company will not have a material outstanding balance on this facility over the 12 months ending June 30, 2000. Therefore, an immediate 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

Foreign Currency Exchange Risk

All of the Company's sales are denominated in U.S. dollars and as a result, the Company has relatively little exposure to foreign currency exchange risk with respect to sales made. The Company does not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. Therefore, the effect of an immediate 10% change in exchange rates would not have an impact on the Company's operating results over the 12 month period ending June 30, 2000.

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

  (a) List of Exhibits:
      -----------------

      27.1 Financial Data Schedule for Dynamic Details, Incorporated

      27.2 Financial Data Schedule for DDi Capital Corp.

  (b) Reports on Form 8-K:
      --------------------

           None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 11th day of August, 1999.


                                         DDi CAPITAL CORP.


                                         By: /s/ Bruce D. McMaster
                                             -----------------------------

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


        Signature                       Title                     Date
        ---------                       -----                     ----

    /s/ Joseph P. Gisch        Vice President and            August 11, 1999
    -------------------        Chief Financial Officer
    Joseph P. Gisch            (principal financial and
                               chief accounting officer)

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dynamic Details, Incorporated. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 11th day of August, 1999.


                                       DYNAMIC DETAILS, INCORPORATED


                                       By: /s/ Bruce D. McMaster
                                           --------------------------------

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


        Signature                       Title                     Date
        ---------                       -----                     ----

    /s/ Joseph P. Gisch        Vice President and            August 11, 1999
    -------------------        Chief Financial Officer
    Joseph P. Gisch            (principal financial and
                               chief accounting officer)