Form 10-Q
period 1999-09-30
DDI CAPITAL CORP/DYNAMIC DETAILS INC; DETAILS INC
filed 1999-11-12
CIK 1050119, 1050117

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the quarterly period ended September 30, 1999
  OR

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


On September 30, 1999, all of the voting stock of Dynamic Details, Incorporated was held by DDi Capital Corp. and all of the voting stock of DDi Capital Corp. was held by DDi Intermediate Holdings Corp. which is wholly owned by DDi Holdings Corp.

As of September 30, 1999, Dynamic Details, Incorporated had 100 shares of common stock, par value $.01 per share, outstanding and DDi Capital Corp. had 1,000 shares of common stock, par value $.01 per share, outstanding.

                               DDi Capital Corp.
                         Dynamic Details, Incorporated
                                   Form 10-Q

                               Table of Contents

PART I        Financial Information                                                       Page No.
                                                                                          --------
Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 1999
                and December 31, 1998                                                           3

              Condensed Consolidated Statements of Operations for the three months and
                nine months ended September 30, 1999 and 1998                                   4

              Condensed Consolidated Statements of Cash Flows for the nine months ended
                September 30, 1999 and 1998                                                     6

              Notes to Condensed Consolidated Financial Statements                              7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                  12

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                       21


PART II       Other Information

Item 1.       Legal Proceedings                                                                23

Item 2.       Changes in Securities and Use of Proceeds                                        23

Item 3.       Defaults upon Senior Securities                                                  23

Item 4.       Submission of Matters to a Vote of Security Holders                              23

Item 5.       Other Information                                                                23

Item 6        Exhibits and Reports on Form 8-K                                                 23

Signatures                                                                                     24

                         PART I    FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

              DDi Capital Corp. and Dynamic Details, Incorporated
                     Condensed Consolidated Balance Sheets
                                (In Thousands)

                                                                                   DDi                        DDi Capital
                                                                                   ---                        -----------
                                                                      September 30,   December 31,   September 30,   December 31,
                                                                      -----------------------------------------------------------
                                                                          1999           1998            1999           1998
                                                                          ----           ----            ----           ----
Assets                                                                 (Unaudited)                    (Unaudited)
Current assets:
  Cash and cash equivalents                                             $     609      $   1,905       $     609     $    1,905
  Trade receivables, net                                                   50,856         34,764          50,856         34,764
  Inventories                                                              22,148         12,615          22,148         12,615
  Prepaid expenses and other                                                2,544          1,236           2,544          1,236
  Income tax receivable                                                         -          3,793               -          3,793
  Deferred tax asset                                                        4,816          4,816           4,816          4,816
                                                                      ---------------------------------------------------------
          Total current assets                                             80,973         59,129          80,973         59,129
Property and equipment, net                                                65,399         61,018          65,399         61,018
Debt issue costs, net                                                       9,980         11,458          13,660         15,167
Goodwill and other intangibles, net                                       209,961        226,286         209,961        226,286
Other                                                                         673            566             673            566
                                                                      ---------------------------------------------------------
     Total Assets                                                       $ 366,986      $ 358,457       $ 370,666      $ 362,166
                                                                      =========================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt and capital lease obligations    $   6,487      $   4,390       $   6,487      $   4,390
  Current portion of deferred interest rate swap income                     1,454              -           1,454              -
  Revolving credit facility                                                 3,500          7,000           3,500          7,000
  Accounts payable                                                         22,955         14,612          22,955         14,612
  Accrued expenses and other                                               23,624         16,046          23,624         16,046
  Escrow payable to redeemed stockholders                                   3,900          3,900           3,900          3,900
                                                                      ---------------------------------------------------------
          Total current liabilities                                        61,920         45,948          61,920         45,948

Long-term debt and capital lease obligations                              353,126        358,150         428,507        426,955
Deferred interest rate swap income                                          4,247              -           4,247              -
Notes payable and other                                                     2,421          4,429           2,421          4,429
Deferred tax liability                                                     27,656         27,878          19,929         22,804
                                                                      ---------------------------------------------------------
          Total liabilities                                               449,370        436,405         517,024        500,136
                                                                      ---------------------------------------------------------
Commitments and contingencies

Stockholders' deficit:
  Common stock and additional paid-in-capital                             246,847        245,532         196,053        194,738
  Accumulated deficit                                                    (329,231)      (323,480)       (342,411)      (332,708)
                                                                      ---------------------------------------------------------
          Total stockholders' deficit                                     (82,384)       (77,948)       (146,358)      (137,970)
                                                                      ---------------------------------------------------------
     Total Liabilities and Stockholders' Deficit                        $ 366,986      $ 358,457       $ 370,666      $ 362,166
                                                                      =========================================================

      The accompanying notes are an integral part of these consolidated finanicial statements.

                         Dynamic Details, Incorporated
                Condensed Consolidated Statements of Operations
                                (In Thousands)
                                  (Unaudited)

                                                                          Three Months Ended       Nine Months Ended
                                                                             September 30,           September 30,
                                                                       -------------------------------------------------
                                                                          1999        1998           1999        1998
                                                                          ----        ----           ----        ----
Net sales                                                              $ 82,919     $ 61,228     $  213,838    $ 115,727
Cost of goods sold                                                       57,163       41,465        149,197       73,912
                                                                       -------------------------------------------------
  Gross profit                                                           25,756       19,763         64,641       41,815

Operating expenses:
  General and administration                                              4,339        2,876         11,573        4,544
  Sales and marketing                                                     6,578        4,280         16,648        8,361
  Amortization of intangibles                                             5,937        3,777         17,763        4,282
                                                                       -------------------------------------------------
Operating income                                                          8,902        8,830         18,657       24,628


Interest expense (net) and other expense (net)                           (8,078)      (7,782)       (24,507)     (18,496)
                                                                       -------------------------------------------------
Income (loss) before income taxes                                           824        1,048         (5,850)       6,132
Income tax (expense) benefit                                               (583)        (219)            99       (2,515)
                                                                       -------------------------------------------------
Net income (loss) before extraordinary item                                 241          829         (5,751)       3,617
Extraordinary loss on retirement of debt, net of tax                          -       (2,297)             -       (2,297)
                                                                       -------------------------------------------------
Net income (loss)                                                      $    241     $ (1,468)    $   (5,751)   $   1,320
                                                                       =================================================

      The accompanying notes are an integral part of these consolidated finanicial statements.

                               DDi Capital Corp.
                Condensed Consolidated Statements of Operations
                                (In Thousands)
                                  (Unaudited)


                                                                          Three Months Ended       Nine Months Ended
                                                                             September 30,           September 30,
                                                                       -------------------------------------------------
                                                                          1999        1998           1999        1998
                                                                          ----        ----           ----        ----
Net sales                                                              $  82,919    $ 61,228      $ 213,838    $ 115,727
Cost of goods sold                                                        57,163      41,465        149,197       73,912
                                                                       -------------------------------------------------
  Gross profit                                                            25,756      19,763         64,641       41,815

Operating expenses:
  General and administration                                               4,339       2,879         11,573        4,554
  Sales and marketing                                                      6,578       4,280         16,648        8,361
  Amortization of intangibles                                              5,937       3,777         17,763        4,282
                                                                       -------------------------------------------------
Operating income                                                           8,902       8,827         18,657       24,618


Interest expense (net) and other expense (net)                           (10,357)     (9,716)       (31,113)     (24,235)
                                                                       -------------------------------------------------
Income (loss) before income taxes                                         (1,455)       (889)       (12,456)         383
Income tax benefit (expense)                                                 326         576          2,751         (157)
                                                                       -------------------------------------------------
Net income (loss) before extraordinary item                               (1,129)       (313)        (9,705)         226
Extraordinary loss on retirement of debt, net of tax                           -      (2,297)             -       (2,297)
                                                                       -------------------------------------------------
Net loss                                                               $  (1,129)   $ (2,610)     $  (9,705)   $  (2,071)
                                                                       =================================================

      The accompanying notes are an integral part of these consolidated financial statements.

              DDi Capital Corp. and Dynamic Details, Incorporated
                Condensed Consolidated Statement of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                                                  DDi                       DDi Capital
                                                                                  ---                       -----------
                                                                            Nine Months Ended            Nine Months Ended
                                                                               September 30,                September 30,
                                                                          ------------------------------------------------------
                                                                              1999        1998            1999           1998
                                                                              ----        ----            ----           ----
Cash flows from operating activities:
  Net cash provided by operating activities                               $  15,690    $   7,863       $ 15,690       $   7,111
                                                                          -----------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                                       (14,159)     (10,276)       (14,159)        (10,276)
  Additional costs incurred with the acquisition of NTI                           -         (196)             -            (196)
  Additional costs incurred in connection with the acquisition of DCI          (337)           -           (337)              -
  Cash used in acquisition of DCI, net of cash acquired                           -     (174,081)             -        (174,081)
                                                                          -----------------------------------------------------
  Net cash used in investing activities                                     (14,496)    (184,553)       (14,496)       (184,553)
                                                                          -----------------------------------------------------

Cash flows from financing activities:

  Issuance of new senior credit facilities in connection
    with the acquisition of DCI (See Note 5)                                      -      255,000              -         255,000
  Payment of debt issuance and capital costs                                      -       (7,171)             -          (7,457)
  Principal payments on long-term debt                                       (2,175)           -         (2,175)              -
  Net (repayments) borrowings on the revolving credit facility               (3,500)       6,000         (3,500)          6,000
  Payments of deferred note payable                                          (1,910)           -         (1,910)              -
  Principal payments on capital lease obligations                              (736)        (662)          (736)           (662)
  Capital contribution by Parent, net                                          (231)      30,576           (231)         31,616
  Proceeds from interest rate swaps (See Note 4)                              6,062            -          6,062               -
  Payments of escrow payable to redeemed stockholders                             -       (4,100)             -          (4,100)
  Retirement of senior credit facilities in connection
    with the acquisition of DCI (See Note 5)                                      -     (106,089)             -        (106,089)
                                                                          -----------------------------------------------------
Net cash provided by (used in) financing activities                          (2,490)     173,554         (2,490)        174,308
                                                                          -----------------------------------------------------

Net decrease in cash                                                         (1,296)      (3,136)        (1,296)         (3,134)

Cash and cash equivalents, beginning of year                                  1,905        5,377          1,905           5,377
                                                                          -----------------------------------------------------

Cash and cash equivalents, end of period                                  $     609    $   2,241       $    609       $   2,243
                                                                          =====================================================

Supplemental disclosure of cash flow information:

Non-cash operating activities:
 During the nine months ended September 30, 1999 and 1998, the Company recorded $30 million and $11 million, respectively, of depreciation and amortization expense. During the quarter ended September 30, 1998, the Company recorded a non-cash loss (net of related taxes) of $2,297 as an extraordinary item, relating to the early extinguishment of debt (See Note 5).

      The accompanying notes are an integral part of these consolidated financial statements.

              DDi Capital Corp. and Dynamic Details, Incorporated
             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------


NOTE 1.   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS


BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements for the periods ended September 30, 1999 include the accounts of DDi Capital Corp. ("DDi Capital") and its wholly-owned subsidiary Dynamic Details, Incorporated and subsidiaries ("DDi"), (collectively, the "Company"). The consolidated financial statements of DDi include the accounts of Dynamic Circuits, Inc. ("DCI") commencing on July 23, 1998 (date of acquisition) - see Note 5.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 1999, and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

This report on Form 10-Q for the quarter ended September 30, 1999 should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


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

              DDi Capital Corp. and Dynamic Details, Incorporated
             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------


NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

                                September 30, 1999    December 31, 1998
                                ---------------------------------------
Raw materials                    $          11,693     $          6,628
Work-in-process                              8,266                4,406
Finished goods                               2,189                1,581
                                ---------------------------------------
Total                            $          22,148     $         12,615
                                =======================================

NOTE 3.  LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

                                                  DDi                                    DDi Capital
                                ----------------------------------------------------------------------------------
                                September 30, 1999    December 31, 1998    September 30, 1999    December 31, 1998
                                ----------------------------------------------------------------------------------
Senior Term Facility (a)               $   252,825           $  255,000             $  252,825          $  255,000
10.0% Senior Sub. Notes                    100,000              100,000                100,000             100,000
12.5% Discount Notes (b)                         -                    -                 75,381              68,805
Capital lease obligations                    6,788                7,540                  6,788               7,540
                                ----------------------------------------------------------------------------------
  Sub-total                                359,613              362,540                434,994             431,345
Less current maturities                     (6,487)              (4,390)                (6,487)             (4,390)
                                ----------------------------------------------------------------------------------
  Total                                $   353,126           $  358,150             $  428,507          $  426,955
                                ==================================================================================

(a) Interest rates are LIBOR-based and range from 7.63% to 7.88% as of September 30, 1999.
(b) Face amount of $110,000, net of unamortized discount of $34,619 and $41,195 at September 30, 1999 and December 31, 1998, respectively.

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

   As a result of the termination and replacement of the Swap Agreements, the maximum rate of interest to be paid has increased through January 31, 2002. The New Swap Agreements, however, provide the Company with greater protection against increases in interest rates from January 31, 2002 through the maturity of the senior term facility in 2005, since the New Swap Agreements do not contain an option, which was available to the counterparties of the Swap Agreements, to terminate the agreements on January 31, 2002.


NOTE 5.  ACQUISITION OF DCI

   On July 23, 1998, the Company acquired all of the outstanding shares of common stock of DCI, a California corporation. The transaction was completed for aggregate consideration of approximately $250 million which consisted of a partial redemption, by way of a merger, of DCI's outstanding capital stock for cash with the remaining capital stock being contributed to Holdings in exchange for shares and options to purchase shares of the voting common stock of Holdings (estimated value of approximately $73 million). The capital stock of DCI received by Holdings was concurrently contributed through Intermediate and through DDi Capital to DDi. The transaction was financed with a new $300 million senior bank facility (comprised of term loans with an initial principal balance of $255 million and a $45 million revolving borrowing facility) and by $33 million of senior discount notes newly issued by Intermediate. The proceeds from the issuance of these senior discount notes were contributed through DDi Capital to DDi. In connection with the new financing, DDi used $106 million of the proceeds from the new senior bank facility to retire all of its existing senior term debt, which resulted in an extraordinary loss of $2.3 million, net of related taxes of $1.6 million.

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

   Pursuant to a management agreement among Bain Capital Partners V, L.P. ("Bain"), Holdings and DDi (the "Management Agreement"), Bain is entitled to a management fee when, and if, it provides advisory services to Holdings or the Company in connection with potential business acquisitions. In addition, Bain may, upon request of Holdings or the Company, perform certain management consulting services at Bain's customary rates plus reimbursement for reasonable out-of-pocket expenditures. In this capacity, Bain received approximately $0.8 million in fees in 1999.


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

      SUPPLEMENTAL DYNAMIC DETAILS, INCORPORATED CONDENSED FINANCIAL DATA
                                (In Thousands)
                                  (Unaudited)

                           CONDENSED BALANCE SHEETS

                                                                            September 30, 1999     December 31, 1998
                                                                            ------------------     -----------------
Current assets                                                                  $       23,718         $      20,755
Non-current assets                                                                     302,336               287,619
                                                                            ------------------     -----------------
       Total assets                                                             $      326,054         $     308,374
                                                                            ==================     =================

Current liabilities                                                             $       57,414         $      37,372

Non-current liabilities                                                                350,820               348,950
                                                                            ------------------     -----------------
       Total liabilities                                                               408,234               386,322
                                                                            ------------------     -----------------
       Total stockholders' deficit                                                     (82,180)              (77,948)
                                                                            ------------------     -----------------
            Total liabilities and stockholders' deficit                         $      326,054         $     308,374
                                                                            ==================     =================


                                                CONDENSED STATEMENTS OF OPERATIONS

                                                                             Three Months Ended    Three Months Ended
                                                                             September 30, 1999    September 30, 1998
                                                                            ------------------     -----------------
Net sales                                                                       $       27,912         $      23,134
Cost of sales                                                                           14,256                11,723
                                                                            ------------------     -----------------
Gross profit                                                                            13,656                11,411
Operating expenses                                                                       4,527                 2,726
                                                                            ------------------     -----------------
Income from operations                                                                   9,129                 8,685
Interest expense, net                                                                   (7,558)               (7,776)
                                                                            ------------------     -----------------
Income before taxes                                                                      1,571                   909
Income tax (expense) benefit                                                              (608)                  208
                                                                            ------------------     -----------------
Income before extraordinary loss and equity in loss of subsidiaries                        963                 1,117
Extraordinary loss                                                                           -                (2,297)
                                                                            ------------------     -----------------
Income (loss) before equity in loss of subsidiaries                                        963                (1,180)
Equity in loss of subsidiaries                                                            (722)                 (288)
                                                                            ------------------     -----------------
Net income (loss)                                                               $          241         $      (1,468)
                                                                            ==================     =================


                                                                             Nine Months Ended     Nine Months Ended
                                                                             September 30, 1999    September 30, 1998
                                                                             ------------------    ------------------
Net sales                                                                       $       70,825          $     62,945
Cost of sales                                                                           37,341                31,650
                                                                             ------------------    ------------------
Gross profit                                                                            33,484                31,295
Operating expenses                                                                       9,646                 7,160
                                                                             ------------------    ------------------
Income from operations                                                                  23,838                24,135
Interest expense, net                                                                  (24,367)              (18,437)
                                                                             ------------------    ------------------
Income (loss) before taxes                                                                (529)                5,698
Income tax benefit (expense)                                                               149                (1,756)
                                                                             ------------------    ------------------
Income (loss) before extraordinary loss and equity in loss of subsidiaries                (380)                3,942
Extraordinary loss                                                                           -                (2,297)
                                                                             ------------------    ------------------
Income (loss) before equity in loss of subsidiaries                                       (380)                1,645
Equity in loss of subsidiaries                                                          (5,371)                 (325)
                                                                             ------------------    ------------------
Net income (loss)                                                               $       (5,751)         $      1,320
                                                                             ==================    ==================

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



RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to the Three Months ended September 30, 1998

Net sales for the three months ended September 30, 1999 increased $21.7 million (35%) to $82.9 million, from $61.2 million for the three months ended September 30, 1998. The increase primarily resulted from the acquisition of DCI, which contributed $14.3 million to net sales for the three months ended September 30, 1999. Also contributing to the increase in revenues was a higher average panel price experienced by DDi's other divisions, due to greater demand for more technologically advanced printed circuit boards, partially offset by a decrease in panel production in those operations.

Gross profit for the three months ended September 30, 1999 increased $6.0 million (30%) to $25.8 million, from $19.8 million for the three months ended September 30, 1998. The increase resulted from the acquisition of DCI, which contributed $5.3 million to gross profit for the three months ended September 30, 1999. Partially offsetting this increase was a decline in gross profit as a percent of net sales to 35% from 39% in DDi's other divisions due to a decrease in panel production in those operations. For the Company, gross profit as a percent of net sales decreased to 31% for the three months ended September 30, 1999 as DCI's operating margins have historically been lower than that of DDi's other divisions, reflective of the market niches each serves.

General and administration expenses for the three months ended September 30, 1999 increased $1.4 million (48%) to $4.3 million, from $2.9 million for the three months ended September 30, 1998. The increase in these expenses is primarily due to the acquisition of DCI, an increase in expenditures relating to building the Company's newly-formed design operations, and an increase in fees incurred under the management agreement with the Company's majority owner. Sales and marketing expenses for the three months ended September 30, 1999 increased $2.3 million (53%) to $6.6 million, from $4.3 million for the three months ended September 30, 1998. The increase in sales and marketing expenses is primarily due to the acquisition of DCI. The higher level of sales experienced by the other divisions also contributed to the increase in sales and marketing expenses.

Amortization of intangibles for the three months ended September 30, 1999 increased $2.1 million to $5.9 million, from $3.8 million for the three months ended September 30, 1998, resulting primarily from the acquisition of DCI.

Net interest expense for DDi Capital for the three months ended September 30, 1999 increased $0.7 million (7%) to $10.4 million, from $9.7 million for the like period in 1998. Net interest expense for DDi for the three months ended September 30, 1999 increased $0.3 million (4%) to $8.1 million, from $7.8 million for the like period in 1998. The increase in net interest expense for DDi Capital is primarily attributable to the increased level of borrowings in connection with the acquisition of DCI and an increase in the net carrying amount of DDi Capital's senior discount notes resulting from accretion of the discount. The increase in net interest expense for DDi is primarily attributable to the acquisition of DCI.

Income tax expense for DDi Capital for the three months ended September 30, 1999 increased $0.3 million to a benefit of $0.3 million, from a benefit of $0.6 million for the like period in 1998. Income tax expense for DDi for the three months ended September 30, 1999 increased $0.4 million to $0.6 million, from $0.2 million for the like period in 1998. The provisions for income taxes for each period are based on the Company's expected effective income tax rate in each respective fiscal year.



Nine Months Ended September 30, 1999 Compared to the Nine Months ended September 30, 1998

Net sales for the nine months ended September 30, 1999 increased $98.1 million (85%) to $213.8 million, from $115.7 million for the nine months ended September 30, 1998. The increase primarily resulted from the acquisition of DCI, which contributed $87.3 million to net sales for the nine months ended September 30, 1999. Also contributing to the increase in revenues was a higher average panel price experienced by DDi's other divisions, due to greater demand for more technologically advanced printed circuit boards, partially offset by a decrease in panel production in those operations.

Gross profit for the nine months ended September 30, 1999 increased $22.8 million (55%) to $64.6 million, from $41.8 million for the nine months ended September 30, 1998. The increase resulted from the acquisition of DCI, which contributed $25 million to gross profit for the nine months ended September 30, 1999. Partially offsetting this increase was a decline in gross profit as a percent of net sales to 35% from 40% in DDi's other divisions due to a decrease in panel production in those operations. For the Company, gross profit as a percent of net sales decreased to 30% for the nine months ended September 30, 1999 as DCI's operating margins have historically been lower than that of DDi's other divisions, reflective of the market niches each serves.

General and administration expenses for the nine months ended September 30, 1999 increased $7.1 million (158%) to $11.6 million, from $4.5 million for the nine months ended September 30, 1998. The increase in these expenses is primarily due to the acquisition of DCI, an increase in expenditures relating to building the Company's newly-formed design operations, and an increase in fees incurred under the management agreement with the Company's majority owner. Sales and marketing expenses for the nine months ended September 30, 1999 increased $8.2 million (98%) to $16.6 million, from $8.4 million for the nine months ended September 30, 1998. The increase in sales and marketing expenses is primarily due to the acquisition of DCI. The higher level of sales experienced by the other divisions also contributed to the increase in sales and marketing expenses.

Amortization of intangibles for the nine months ended September 30, 1999 increased $13.5 million to $17.8 million, from $4.3 million for the nine months ended September 30, 1998, resulting primarily from the acquisition of DCI.

Net interest expense for DDi Capital for the nine months ended September 30, 1999 increased $6.9 million (29%) to $31.1 million, from $24.2 million for the like period in 1998. Net interest expense for DDi for the nine months ended September 30, 1999 increased $6.0 million (32%) to $24.5 million, from $18.5 million for the like period in 1998. The increase in net interest expense for DDi Capital is primarily attributable to the increased level of borrowings in connection with the acquisition of DCI and an increase in the net carrying amount of DDi Capital's senior discount notes resulting from accretion of the discount. The increase in net interest expense for DDi is primarily attributable to the acquisition of DCI.

Income tax expense for DDi Capital for the nine months ended September 30, 1999 decreased $2.9 million to a benefit of $2.7 million, from an expense of $0.2 million for the like period in 1998. Income tax expense for DDi for the nine months ended September 30, 1999 decreased $2.6 million to a benefit of $0.1 million, from an expense of $2.5 million for the like period in 1998. The provisions for income taxes for each period are based on the Company's expected effective income tax rate in each respective fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had cash and cash equivalents of $0.6 million, compared to $1.9 million as of December 31, 1998. The principal source of liquidity for the nine months ended September 30, 1999 was cash provided by operations.

Net cash provided by operating activities for the nine months ended September 30, 1999 was $15.6 million, compared to $7.9 million for the nine months ended September 30, 1998.

Capital expenditures for the nine months ended September 30, 1999 were $14.2 million, compared to $10.3 million for the nine months ended September 30, 1998.

As of September 30, 1999, DDi Capital and DDi had long-term borrowings of $435.0 million and $359.6 million, respectively. The Company has $45 million available for borrowing under its revolving credit facility, less amounts that may be in
use from time-to-time.   At September 30, 1999, the Company had $3.5 million in
borrowings outstanding under its revolving credit facility.

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

The Company has executed a plan to ensure that its information technology (IT) systems, which include computer equipment and software as well as its non-IT systems, such as fax machines and alarm systems, will be able to function properly with respect to the year 2000 and thereafter. The plan consisted of five phases: (1) Review of system compliance issues, (2) Identifying and assessing system compliance issues, (3) Testing of systems, (4) Resolution of system issues detected in Phase III and (5) Monitoring system compliance on an ongoing basis. The implementation of the first four phases of the plan, on a company-wide basis, is effectively complete. The final phase, monitoring system compliance on an ongoing basis, will represent a continuous process up until January 1, 2000. The Company has completed a contingency plan for dealing with the most reasonably likely worst case scenario.

Based upon its implementation efforts to date, most of the Company's computer equipment and software it currently uses did not require replacement or modification. This is due to the relatively small size of the Company's systems and its predominately new hardware, software and operating systems.

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

The Company's cost of the implementation of its Year 2000 compliance schedule for the Company's IT and non-IT systems, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, have not been and are not expected to be material to the Company's results of operations. The costs of the systems implementation and Year 2000 modifications are based upon management's best estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.



RISKS ASSOCIATED WITH INTANGIBLE ASSETS

At September 30, 1999, the Company's balance sheet reflected $210 million of intangible assets, a substantial portion of the Company's total assets at such date. The intangible assets consist of goodwill and other identifiable intangibles relating to the Company's recent acquisitions. The balances of these intangible assets may increase in future periods, principally from the consummation of further acquisitions. Amortization of these additional intangibles would, in turn, have a negative impact on earnings. In addition, the Company continuously evaluates whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of its intangible assets, which could have a material adverse effect on the results of the Company during the periods in which such a reduction is recognized. There can be no assurance that the Company will not be required to write down intangible assets in future periods.



RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and its components. This statement became effective for the Company's fiscal year ended December 31, 1998. Through September 30, 1999, the Company has no elements which give rise to reporting comprehensive income.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137, issued by the FASB in July 1999, establishes a new effective date for SFAS No. 133. This statement, as amended by SFAS No. 137, is effective for all fiscal years beginning after

June 15, 2000 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2001. Based upon the nature of the financial instruments and hedging activities in effect as of the date of this filing, this pronouncement would require the Company to reflect the fair value of its derivative instruments on the consolidated balance sheet. Changes in fair value of these instruments will be reflected as a component of comprehensive income.



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


DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS

During the nine months ended September 30, 1999, sales to the Company's largest customer accounted for 8% of the Company's net revenues. Sales to the Company's two largest customers accounted for 15% of the Company's net revenues and sales to the Company's ten largest customers accounted for 40% of the Company's net revenues during the same period. There can be no assurance that the Company will not depend upon a relatively small number of customers for a significant percentage of its net revenues in the future. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the amount of manufacturing services ordered from the Company. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have a material adverse effect on the Company's business, financial condition and results of operations.



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


CONTROLLING STOCKHOLDERS

The Bain Capital Funds hold approximately 41% of the outstanding voting stock of Holdings, the sole stockholder of Intermediate, which is the sole stockholder of DDi Capital which, in turn, is the sole stockholder of DDi. In addition, the Bain Capital Funds and all of Holdings' other stockholders have entered into a stockholders agreement regarding, among other things, the voting of such stock. By virtue of such stock ownership and that agreement, the Bain Capital Funds have the power to control all matters submitted to the stockholders of Holdings and its subsidiaries, to elect a majority of the directors of Holdings and its subsidiaries, and to exercise control over the business, policies and affairs of Holdings and the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Interest Rate Risk

In 1998, the Company entered into interest rate exchange agreements ("Swap Agreements") to minimize the impact of an increase in interest rates on it long-term variable interest rate debt. In January 1999, the Company modified certain features of the Swap Agreements. In return for a reduction in the blended fixed rate of interest paid by the Company (to 4.96% per annum), the counterparties were granted the option to terminate their respective agreements on January 31, 2002. In June 1999, the Company elected to terminate and concurrently replace the Swap Agreements. The Swap Agreements were terminated to generate additional free cash flow available from the unrealized gain that existed at the time of termination. The termination of the Swap Agreements did not have a material impact on the Company's results of operations.

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

As a result of the termination and replacement of the Swap Agreements, the maximum rate of interest to be paid has increased through January 31, 2002. The New Swap Agreements, however, provide the Company with greater protection against increases in interest rates from January 31, 2002 through the maturity of the senior term facility in 2005. This rate protection results from the New Swap Agreements not providing an option, which was available to the counterparties of the Swap Agreements, to terminate the agreements on January 31, 2002.

Under the terms of the New Swap Agreements, through August 31, 2001 there are no periodic cash settlements when the 1-month LIBOR rate (5.38% at September 30, 1999) remains below 5.65%. When the 1-month LIBOR rate falls between 5.65% to 7.00% for a settlement period through such date, the Company pays 5.65% and receives 1-month LIBOR for such settlement period. An immediate 10% increase in the 1-month LIBOR rate (amounting to 54 basis points) would have the effect of increasing the LIBOR rate to 5.92%. The net effect of such a rate change would be to reduce the Company's interest expense related to these instruments for the difference between 5.92% and 5.65%, applied to the notional amount of the New Swap Agreements in each period. This impact over the 12 months ended September 30, 2000 would amount to approximately $0.7 million.

In addition to the New Swap Agreements, the Company's significant financial instruments at September 30, 1999 include the 10.0% Senior Subordinated Notes, 12.5% Discount Notes, Senior Term Facility, and the revolving credit facility. No other financial instruments expose the Company to significant interest rate risk.

Any change in interest rates would not have an effect on the interest expense to be incurred on the Senior Subordinated Notes and Discount Notes as each of these instruments bears a fixed rate of interest.

The Senior Term Facility bears interest at 1-month LIBOR plus an applicable margin. An immediate 10% increase in interest rates would increase the Company's interest expense related to this debt instrument over the 12 months ending September 30, 2000 by approximately $1.3 million.

The revolving credit facility bears interest at (1) 2.25% per annum plus the applicable LIBOR rate (5.38% at September 30, 1999) or (2) 1.25% per annum plus the federal reserve reported overnight funds rate (8.25% at September 30, 1999). In addition, the Company is required to pay a fee of 1/2 of 1% per annum on the average unused commitment under the revolving credit facility. As of September 30, 1999, the outstanding balance on the revolving credit facility was $3.5 million. Based upon such balance, an immediate 10% change in interest rates would not materially affect the interest expense to be incurred on this facility over the 12 months ending September 30, 2000.

Foreign Currency Exchange Risk

All of the Company's sales are denominated in U.S. dollars and as a result, the Company has relatively little exposure to foreign currency exchange risk with respect to sales made. The Company does not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and does not utilize any other derivative financial instruments for trading or speculative purposes. Therefore, the effect of an immediate 10% change in exchange rates would not have an impact on the Company's operating results over the 12 month period ending September 30, 2000.

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

 (a) List of Exhibits:
     -----------------


       27.1 Financial Data Schedule for Dynamic Details, Incorporated

       27.2 Financial Data Schedule for DDi Capital Corp.


 (b) Reports on Form 8-K:
     --------------------

       None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 11th day of November, 1999.

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

        Signature                                Title                           Date
        ---------                                -----                           ----
      /s/ Joseph P. Gisch                 Vice President and                November 11, 1999
      -------------------                 Chief Financial Officer
                                          (principal financial and
      Joseph P. Gisch                      chief accounting officer)



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dynamic Details, Incorporated. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 11th day of November, 1999.

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

        Signature                                Title                           Date
        ---------                                -----                           ----

      /s/ Joseph P. Gisch                 Vice President and                November 11, 1999
      -------------------                 Chief Financial Officer
                                          (principal financial and
      Joseph P. Gisch                      chief accounting officer)

