Form 10-K
period 1999-12-31
DDI CAPITAL CORP/DYNAMIC DETAILS INC; DETAILS INC
filed 2000-03-30
CIK 1050119, 1050117

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the year ended December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from _______ to _______

                       Commission File Number: 333-41187
                                               333-41211

                               ---------------

                               DDi CAPITAL CORP.
                         DYNAMIC DETAILS, INCORPORATED
          (Exact Names of Registrants as Specified in their Charters)

            California                                       33-0780382
            California                                       33-0779123
    (State or Other Jurisdiction                           (I.R.S. Employer
  of Incorporation or Organization)                       Identification No.)

     1220 Simon Circle Anaheim, California                          92806
    (Address of Principal Executive Offices)                      (Zip Code)

                                (714) 688-7200
             (Registrants' Telephone Number, including Area Code)

                               ---------------

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

                               ---------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

  On December 31, 1999, all of the voting stock of Dynamic Details, Incorporated was held by DDi Capital Corp. and all of the voting stock of DDi Capital Corp. was held by DDi Intermediate Holdings Corp. which is wholly owned by DDi Corp., formerly known as DDi Holdings Corp.

  As of December 31, 1999, Dynamic Details, Incorporated had 100 shares of common stock, par value $.01 per share, outstanding and DDi Capital Corp. had 1,000 shares of common stock, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents are incorporated herein by reference:

                                     None
===============================================================================

                               DDi CAPITAL CORP.
                        AND ITS WHOLLY-OWNED SUBSIDIARY
                         DYNAMIC DETAILS, INCORPORATED

                                FORM 10-K INDEX

                                                                          Page
                                                                          ----
                                     PART I

 Item 1   Business......................................................    3
 Item 2   Description of Property.......................................   12
 Item 3   Legal Proceedings.............................................   12
 Item 4   Submission of Matters to a Vote of Security Holders...........   12

                                    PART II

 Item 5   Market for the Registrants' Common Stock......................   12
 Item 6   Selected Financial Data.......................................   13
 Item 7   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   16
 Item 7A  Quantitative and Qualitative Disclosures About Market Risk....   29
 Item 8   Financial Statements and Supplementary Data...................   30
 Item 9   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   30

                                    PART III

 Item 10  Directors and Executive Officers of the Registrant............   31
 Item 11  Executive Compensation........................................   33
 Item 12  Security Ownership of Certain Beneficial Owners and
          Management....................................................   41
 Item 13  Certain Relationships and Related Transactions................   44

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   45

  Except for the historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed here. Readers should pay particular attention to the considerations described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results."

                                    PART I.

ITEM 1. BUSINESS

Introduction

  DDi Capital Corp. ("DDi Capital") is a wholly-owned subsidiary of DDi Intermediate Holdings Corp. ("Intermediate") which is a wholly-owned subsidiary of DDi Corp. (f/k/a DDi Holdings Corp. or "Holdings"), and Dynamic Details, Incorporated ("DDi") is a wholly-owned subsidiary of DDi Capital. In October 1997, in connection with a recapitalization, Holdings incorporated DDi as a new wholly-owned subsidiary, and contributed substantially all of its assets, subject to certain liabilities, to DDi. In November 1997, Holdings organized DDi Capital as a wholly-owned subsidiary, and in February 1998, Holdings contributed substantially all of its assets (consisting primarily of all of the shares of capital stock of DDi), subject to certain liabilities, including senior discount notes, to DDi Capital. In July 1998, Holdings organized Intermediate as a wholly-owned subsidiary and contributed its ownership of DDi Capital to Intermediate. As used herein, the "Company" means Holdings and its wholly-owned subsidiaries, including DDi Capital and DDi, or their predecessor entities as the context requires. Each registrant has its principal executive offices at 1220 Simon Circle, Anaheim, California and their telephone number is (714) 688-7200.

  In December 1997, DDi acquired all of the outstanding shares of common stock of Colorado Springs Circuits, Inc., a Colorado corporation d/b/a Dynamic Details, Inc. - Colorado Springs ("NTI"). The acquisition of NTI is described in more detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Company History and Significant Transactions--Colorado Facility."

  In July 1998, DDi merged with Dynamic Circuits, Inc. ("DCI"), a Delaware corporation. DCI was primarily a manufacturer of complex printed circuit boards and related components based in Silicon Valley and with additional facilities in Texas, Georgia and Massachusetts. The merger with DCI is described in more detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Company History and Significant Transactions--DCI Merger."

  In December 1999, DDi implemented a plan to consolidate its Colorado operations into its Texas facility and to close the Colorado facility. DDi expects to complete this consolidation and closure by March 31, 2000. DDi is currently serving the majority of the customers who were serviced by the Colorado facility out of the Texas facility. By combining Texas and Colorado operations, DDi is eliminating lower-margin product lines and decreasing overhead costs, and expects to gain efficiency through better capacity utilization and streamlined management.

  On January 28, 2000 Holdings filed a registration statement for an initial public offering of its common stock. Upon the completion of its offering, Holdings intends to use the proceeds to redeem all of the senior discount notes issued by Intermediate and 40% of the senior discount notes issued by DDi Capital. The remainder of the proceeds will be used to repay a portion of the indebtedness under DDi's senior credit facility and a portion of the debt assumed in the MCM acquisition, as described below, and to pay cash consideration in connection with the MCM acquisition. However, there can be no assurance the offering will be successfully completed.

  On March 22, 2000, Holdings entered into an agreement to acquire MCM Electronics Limited ("MCM"), a time-critical electronics manufacturing service provider based in the United Kingdom. Holdings expects to consummate this acquisition on the closing date of its proposed initial public offering. Holdings will pay the current MCM investors a combination of common stock and cash. A portion of MCM's debt will remain outstanding. MCM will be a wholly-owned subsidiary of Holdings. Its assets will not be available to the creditors of DDi Capital or DDi. There can be no assurance that the MCM acquisition will be consummated.

Overview

  DDi provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other providers of electronics manufacturing services. DDi targets the fast-growing communications and networking equipment industries, which are characterized by aggressive new product development programs demanding the rapid application of advanced technology and design.

  Customers use DDi's services to develop and produce a wide variety of end products, including communications switching and transmission equipment, wireless base stations, work stations, high-end computing equipment and data networking equipment. The technologically advanced, time-critical segment of the electronics manufacturing services industry in which DDi operates is characterized by rapid growth, high margins and significant customer diversity.

Industry Background

  Electronics manufacturing services, or EMS, companies provide a range of services to electronics original equipment manufacturers, or OEMs. The EMS industry is growing rapidly, and industry revenues have increased from approximately $22 billion in 1993 to approximately $73 billion in 1999. Industry sources expect industry revenues to grow at approximately 20% annually to approximately $149 million in 2003. Industry growth is fueled by increases in the rate of outsourcing combined with steady, underlying growth in the electronics equipment industry. In 1998, approximately 17% of the cost of goods sold by electronics OEMs was attributable to components and products outsourced to EMS providers. This percentage is expected to reach 33% by 2003.

  Electronics manufacturing services were historically labor-intensive functions outsourced by OEMs to obtain additional capacity during periods of high demand and initially consisted mainly of printed circuit board assembly. Early EMS providers acted essentially as subcontractors, providing production capacity on a transactional basis. With advances in process technology, EMS providers developed additional capabilities and were able both to improve quality and to reduce OEMs' costs. Over time, OEMs came to rely on EMS providers to perform a broader array of manufacturing services, including design and development activities. In recent years, EMS providers have expanded their range of services to encompass design, product development, packaging and distribution and overall supply chain management.

  By using EMS providers, OEMs are able to focus on their core competencies, including product development, sales, marketing and customer service. Outsourcing allows OEMs to take advantage of the manufacturing expertise, advanced technology and capital investment of EMS providers, to achieve overall cost benefits and to enhance their competitive position by:

  .  reducing time to market and time to volume production;

  .  reducing operating costs and invested capital;

  .  improving supply chain management;

  .  focusing their resources on core competencies;

  .  accessing advanced manufacturing capabilities and process technologies;
     and

  .  improving access to global markets.

  The fast-growing communications and networking equipment industries represent large and attractive markets for electronic manufacturing services. These industries are characterized by increasingly rapid product introductions driven by, among other factors, the demand for network infrastructure to handle increased voice and data traffic created by the Internet. Communications equipment manufacturers are at a relatively early stage of the outsourcing trend, and industry sources predict these manufacturers will increasingly utilize EMS providers, such as DDi, for design, development and manufacturing services.

The DDi Customer Solution

  DDi engineers technologically advanced materials for customers within extremely short turnaround times, which distinguishes it from traditional electronics manufacturing service providers, and provides its customers with a competitive advantage in delivering their new products to market quickly. Customers benefit from the following components of the DDi customer solution:

  . Time-critical Service. Based on industry data, management believes DDi is one of the largest providers of quick-turn complex printed circuit boards in the United States. DDi can deliver highly complex printed circuit boards to customers in as little as 24 hours. Approximately 50% of net sales in 1999 were generated from services delivered in 10 days or less.

  . Advanced Technology. The focus on time-critical design, development and manufacturing services requires DDi engineers to remain on the cutting edge of electronics technology, and customers benefit from the expertise DDi has developed as they seek to introduce new products. Approximately 50% of net sales in 1999 involved the design or manufacture of printed circuit boards with at least eight layers, an industry-accepted measure of complexity. In addition, many of DDi's lower layer-count boards are complex as a result of the incorporation of other technologically advanced features.

  . Proactive Sales Force. The DDi sales force, based in Silicon Valley, enables current and prospective customers to understand and exploit wide range of services provided by DDi facilities across the country. DDi achieved a net increase of approximately 150 customers in 1999.

  . Relationships with Research and Development Personnel. In many cases, DDi stations design engineers on-site in customers' product development divisions. As a result, DDi helps customers develop workable technical solutions to their concepts for next generation products.

  . Experienced and Incentivized Management. The management team, led by Charles D. Dimick and Bruce D. McMaster, collectively has nearly 100 years of experience in the electronics manufacturing services industry.

  DDi believes that these attributes allow it to consistently meet and exceed customers' expectations and that, as a result, DDi will continue to attract leading original equipment manufacturers and other providers of electronics manufacturing services as customers.

Strategy

  DDi's goal is to be the leading provider of technologically advanced, time-critical electronics manufacturing services. To achieve this goal, DDi intends to:

  Continue the Focus on the Fast-Growing Communications and Networking Equipment Industries. DDi focuses marketing efforts on the fast-growing communications and networking equipment industries, and target established original equipment manufacturers, emerging providers of next-generation technology and electronics manufacturing service providers serving these industries. The communications and networking equipment industries represented approximately 55% of net sales for the year ended December 31, 1999.

  Capitalize on Strong Customer Relationships and Design Expertise to Participate in Future Product Introductions and Further Outsourcing
Programs. DDi has served established original equipment manufacturers for many years, through multiple product generations. DDi has positioned itself as a strategic partner in customers' new product initiatives by focusing on direct relationships with customers' research and development personnel. As a result, DDi has developed expertise and gained knowledge of customers' new product design programs, all of which positions DDi as a preferred service provider for future product generations.

  Strengthen Technology and Process Management Leadership in the Time-Critical Segment of the Electronics Manufacturing Services Industry and Continue to Improve Quality and Delivery Times by Incorporating Emerging Technologies and Consistently Refining Manufacturing Processes. DDi has consistently been among the earliest users of new developments in printed circuit board design, development and manufacturing and is continuously incorporating new technology into its manufacturing processes in order to further improve quality and reduce delivery times. Because DDi concentrates on cutting-edge methods, DDi has the ability to service emerging providers of next-generation technology. This ability allows DDi to build customer relationships with companies with the potential for significant growth and enables DDi to provide these cutting-edge methods to customers accustomed to more traditional methods. DDi has developed process management expertise over time and is continuously enhancing its ability to quickly adapt design and production facilities on demand to serve time-critical customer needs. DDi believes this expertise and ability position it as an industry leader in providing flexible and responsive technologically advanced, time-critical services.

  Leverage Leadership in Quick-Turn Design and Manufacturing Services to Further Expand Assembly Operations and Other Value-Added Services. As a quick-turn design and manufacturing service provider, DDi gains early access to customers' product development processes, giving DDi the opportunity to leverage the provision of design services into providing other value-added services including assembly of printed circuit boards and other electronic components and total system assembly and integration of electronics products. DDi predominantly uses these additional capabilities in customers' new product development programs to enable them to further reduce their time to market and overall cost.

  Expand International Presence to Better Serve the Needs of Customers Seeking to Outsource Their Worldwide Design and Manufacturing Activities. DDi has a European sales office based in London supporting its growing European sales effort. Following the completion of Holdings' acquisition of MCM, the Company will be able to serve a growing number of European customers from MCM's four U.K. facilities. The European market offers significant growth opportunities as large electronics equipment manufacturers are increasing their global distribution and are seeking electronics manufacturing service providers with the ability to operate in multiple markets. DDi will continue to serve Asian customers from its U.S. facilities.

  Pursue Selected Acquisition Opportunities, Including Asset Divestitures by Original Equipment Manufacturers. DDi has actively pursued acquisitions to enhance service offerings, expand geographic presence and increase production capabilities. An increasing number of original equipment manufacturers are divesting their production capabilities as an integral part of their manufacturing strategy. DDi has completed an acquisition and a merger since 1997, and intends to continue to selectively pursue strategic acquisition opportunities, including asset divestitures by original equipment manufacturers, that it believes will complement internal growth. Holdings expects to complete the acquisition of MCM on or after the completion of Holdings' initial public offering.

Services

  DDi provides a suite of value-added, integrated services, used by customers predominantly in the development of their new products, including:

  On-campus and In-the-field Design of Complex Printed Circuit Boards. DDi targets design and development engineering services primarily at the earliest stages of the new product development process. DDi provides design and engineering assistance early in new product development to ensure that both mechanical and electrical considerations are integrated into a cost-effective manufacturing solution. DDi designs and develops printed circuit boards that meet or exceed established operating parameters for new products. In doing so, DDi often recommends and assists in implementing design changes to reduce manufacturing costs and lead times, increase manufacturing yields and improve the quality of the finished product.

  Printed circuit boards are the basic platforms used to interconnect electronic components and can be found in virtually all electronic products, including consumer electronics, computers and automotive, telecommunications, industrial, medical, military and aerospace equipment. Printed circuit boards used in consumer electronic products are generally less technologically sophisticated, employing lower layer counts and requiring less manufacturing sophistication than printed circuit boards used in high-end commercial equipment. Communications and networking equipment manufacturers require more complex multi-layer interconnections with advanced materials.

  Time-critical Development and Fabrication of Prototype Complex Printed Circuit Boards. DDi's time-critical, or quick-turn, services are used in the design, test and launch phases of new electronics product development and are generally delivered within 10 to 20 days or in as little as 24 hours. Larger volumes of printed circuit boards are needed as a product progresses past the testing, design and pre-production phases. The advanced design, development and manufacturing technologies DDi employs facilitate quick-turn production of complex, multi-layered printed circuit boards utilizing technologically-advanced methods. The ability to provide these services on a quick-turn and longer lead-time delivery basis involves working closely with customers from the initial design of new products through development and launch.

   Assembly of Printed Circuit Boards, Backpanels and Other Components of Electronics Products. DDi assembles printed circuit boards, backpanels, card cages and wire harnesses on a low volume, quick-turn basis. Backpanels are large printed circuit boards, and card cages and wire harnesses integrate wires with connectors and terminals to transmit electricity between two or more points. As the electronics industry has worked to increase component speed and performance, the design of these components has become more integrated. DDi has responded to this trend and provides these additional assembly services to complement design and development capabilities.

  Assembly and Integration of Customers' Complete Systems and Products. DDi provides full system assembly services, predominantly for products in development by original equipment manufacturers. These services require logistical capabilities and supply chain management to rapidly acquire components, assemble prototype products, perform complex testing and deliver products to the customer.

Customers and Markets

   More than 1,400 original equipment manufacturers and electronics manufacturing services companies representing a wide range of end-user markets used DDi's services in 1999, a net increase of approximately 150 customers in 1999. DDi measures customers as those companies that place at least two orders in a twelve-month period. DDi's customers principally consist of leading communications and networking equipment and computer companies, as well as medical, automotive, industrial and aerospace equipment manufacturers. During 1999, sales to DDi's largest customer, Alcatel, accounted for less than 8% of net sales, and sales to its ten largest customers accounted for less than 40% of sales. DDi has been successful at retaining customers and has worked with its three largest customers since 1991.

  Approximately 80% of net sales are made to original equipment manufacturers, and the remainder are to electronics manufacturing service providers. The following table shows, for the periods indicated, the percentage of sales in each of the principal end-user markets DDi served for the years ended December 31, 1997, 1998 and 1999.

                                                                 Year Ended
                                                                December 31,
                                                               ----------------
End-User Markets                                               1997  1998  1999
----------------                                               ----  ----  ----
Communications and networking equipment.......................  34%   53%   55%
Computer and peripherals......................................  45    24    21
Medical, automotive, industrial and test instruments..........   6    11     9
Aerospace equipment...........................................   6     3     2
Other.........................................................   9     9    13
                                                               ---   ---   ---
  Total....................................................... 100%  100%  100%
                                                               ===   ===   ===

  The following table indicates, for the year ended December 31, 1999, the largest original equipment manufacturers, or OEMs, and electronics manufacturing services, or EMS, customers in terms of net sales, in alphabetical order, and the primary end products for which DDi provided its services.

OEM Customers              End Products
-------------              ------------
Alcatel................... Communications switching and transmission equipment, networking equipment
Marconi Communications.... Communications switching and transmission equipment, networking equipment
IBM....................... Network servers
Intel..................... Personal computers
3Com...................... Networking equipment
EMS Customers              End Products
-------------              ------------
Celestica................. Communications and computing equipment
Jabil..................... Communications and computing equipment
Solectron................. Communications and computing equipment

Technology, Development and Processes

  DDi maintains a strong commitment to research and development and focus its efforts on enhancing existing capabilities as well as developing new technologies. DDi's close involvement with customers in the early stages of their product development positions DDi at the leading edge of technical innovation in the design of quick-turn and complex printed circuit boards. DDi's staff of nearly 300 experienced engineers, chemists and laboratory technicians works in conjunction with its sales staff to identify specific needs and develop innovative, high performance solutions to customer issues. This method of product development allows customers to augment their own internal development teams while providing DDi with the opportunity to gain an in-depth understanding of its customers' businesses and enabling it to better anticipate and serve customers' future needs.

  The market for DDi's products and services is characterized by rapidly changing technology and continuing process development. In recent years, the trend in the electronics equipment industry has been to increase speed and performance of components while at the same time reducing their size. This trend requires increasingly complex printed circuit boards with higher densities. The future success of DDi's business will depend in large part upon its ability to maintain and enhance technological capabilities, develop and market products and services that meet changing customer needs, and successfully anticipate or respond to technological changes on a cost-effective and timely basis. In the last two years, DDi has made substantial investments in equipment and technology to meet these needs and maintain its competitive advantage.

  The highly specialized equipment DDi uses is among the most advanced in the industry. DDi provides a number of advanced technologies, including:

  . Microvias. Microvias are small holes, or vias, generally created with lasers employing depth control rather than mechanical drills, through which printed circuit board layers are interconnected. Microvias generally have diameters between .001 and .005 inches.

  . Blind or Buried Vias. Blind or buried vias are small holes which interconnect inner layers of high layer-count printed circuit boards.

  . Ball Grid Arrays. A ball grid array is a method of mounting an integrated circuit or other component to a printed circuit board. Rather than using pins, also called leads, the component is attached with small balls of solder at each contact. This method allows for greater component density and is used in printed circuit boards with higher layer counts.

  . Flip Chips. Flip chips are structures that house circuits which are interconnected without leads. They are utilized to minimize printed circuit board surface area when compact packaging is required.

  . Multichip Module-Laminates. Multichip module-laminates are a type of printed circuit board design that allows for the placement of multiple integrated circuits or other components in a limited surface area.

  . Advanced Substrates. Advanced substrates are a recent generation of printed circuit board materials that enable the use of ball grid arrays, flip chips and multichip module laminates. They are used for products requiring high-frequency transmission and have thermal properties superior to standard materials.

   DDi is qualified under various industry standards, including Bellcore compliance for communications products and UL (Underwriters Laboratories) approval for electronics. In addition, DDi production facilities are ISO-9002 certified. These certifications require that DDi meet standards related to management, production and quality control, among others.

Manufacturing

  DDi produces highly complex, technologically advanced multi-layer and low-layer printed circuit boards, backpanel assemblies, printed circuit board assemblies, card cage and wire harness assemblies and full system assembly and integration that meet increasingly tight tolerances and specifications demanded by original equipment manufacturers. The manufacture of printed circuit boards involves several steps: etching the circuit image on copper-clad epoxy laminate, pressing the laminates together to form a panel, drilling holes and depositing copper or other conducive material to form the inter-layer electrical connections and, lastly, cutting the panels to shape. Certain advanced interconnect products require additional critical steps, including dry film imaging, photoimageable soldermask processing, computer-controlled laser drilling and routing, automated plating and process controls and achievement of controlled impedance.

  Multi-layering, which involves placing multiple layers of electrical circuitry on a single printed circuit board or backpanel, expands the number of circuits and components that can be contained on the interconnect product and increases the operating speed of the system by reducing the distance that electrical signals must travel. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the printed circuit board or backpanel.

  Interconnect products having narrow, closely spaced circuit tracks are known as fine line products. The manufacture of complex multi-layer interconnect products often requires the use of sophisticated circuit interconnections, called blind or buried vias, between printed circuit board layers and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds, referred to as controlled impedance. These technologies require very tight lamination and etching tolerances and are especially critical for printed circuit boards with ten or more layers.

  Manufacture of printed circuit boards used in backpanel assemblies requires specialized expertise and equipment because of the larger size of the backpanel relative to other printed circuit boards and the increased number of holes for component mounting. DDi has no patents for these proprietary techniques and relies primarily on trade secret protection.

  Accomplishing these operations in time-critical situations requires the attention of highly-qualified personnel. Furthermore, DDi's manufacturing systems are managed to maximize flexibility to accommodate widely varying projects for different customers with minimal or no turnover time. DDi seeks to maximize the use of production and manufacturing capacity through the efficient management of time-critical production schedules.

Sales and Marketing

  DDi's marketing strategy focuses on developing close working relationships with customers early in the design phase and throughout the lifecycle of the product. Accordingly, senior management personnel and engineering staff advise customers with respect to applicable technology, manufacturing feasibility of designs and cost implications through on-line computer technical support and direct customer communication. DDi has focused marketing efforts on developing long-term relationships with research and development personnel at key customers in high-growth segments of the electronics equipment industry.

   DDi employs a targeted sales effort to help optimize market share at the customer level. In order to establish individual salesperson accountability for each client, each customer is assigned one member of the sales staff for all services across all facilities. DDi has developed a comprehensive database and allocation process to control calling and cross-selling effort, and has a global account program for coordinating sales to its top 20 customers. The success of DDi's sales strategy is demonstrated by the net addition of over approximately 150 customers in 1999.

  DDi markets its design, development and manufacturing services through an internal sales force of approximately 100 individuals and an expansive sales network consisting of 14 organizations comprised of approximately 80 manufacturers' representatives across the United States. Approximately half of net sales in 1999 were generated through manufacturers' representatives. For many of these manufacturers' representatives, DDi is the largest revenue source and the exclusive supplier of quick-turn and pre-production printed circuit boards. In 1997, DDi opened a sales office in London, England, and plans to continue expanding international sales efforts.

Suppliers

  Raw materials inventory is small relative to sales and must be regularly and rapidly replenished. DDi uses just-in-time procurement practices to maintain raw materials inventory at low levels, and works closely with suppliers to incorporate technological advances in the raw materials purchased. Because DDi provides primarily lower-volume quick-turn services, this inventory policy does not hamper the ability to complete customer orders. Although certain suppliers are preferred for some raw materials, multiple sources exist for all materials. Adequate amounts of all raw materials have been available in the past and this should continue in the foreseeable future.

  The primary raw materials used in production are core materials (copperclad layers of fiberglass of varying thickness impregnated with bonding materials) and chemical solutions (copper, gold, etc.) for plating operations, photographic film and carbide drill bits.

Competition

  The electronics manufacturing services industry is highly fragmented and characterized by intense competition. DDi principally competes in the time-critical segment of the industry against independent, small private companies and integrated subsidiaries of large, broadly based volume producers, as well as the internal capacity of original equipment manufacturers. Competition in the market segment DDi serves, unlike in the electronics manufacturing services industry generally is not driven by price. Instead, because customers are willing to pay a premium for a responsive, broad-reaching capability to produce customized complex products in a very short time, DDi competes primarily on the basis of quick turnaround, product quality and customer service. In addition, DDi does not compete in the high volume production manufacturing aspect of the industry and as a result is less exposed to competition from low cost manufacturers who compete on price in the commodity segment of this market.

Backlog

  Although DDi obtains firm purchase orders from customers, customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. The backlog of expected product sales covered by firm purchase orders is not a meaningful measure of future sales since orders may be rescheduled or canceled.

Governmental Regulation

  DDi's operations are subject to certain federal, state and local regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. In particular, it is subject to regulations promulgated by:

  . the Occupational Safety and Health Administration pertaining to health and safety in the workplace;

  . the Environmental Protection Agency pertaining to the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing processes; and

  .  corresponding state agencies.

  To date the costs of compliance and environmental remediation have not been material. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed, or if conditions requiring remediation were found to exist, DDi may be required to incur substantial additional expenditures.

Employees

  As of December 31, 1999, after giving effect to the consolidation of the Colorado operations into the Texas facility, the Company had approximately 1,800 employees, none of whom are represented by unions. Of these employees, approximately 1,550 were involved in manufacturing and engineering, 100 worked in sales and marketing and 150 worked in accounting, systems and other support capacities. The Company has not experienced any labor problems resulting in a work stoppage and believes it has good relations with its employees.

ITEM 2. DESCRIPTION OF PROPERTY

  The Company conducts its manufacturing operations within approximately 409,000 square feet of building space. The Company's significant facilities are as follows:

                                                                    Remaining
Location                                   Function  Square Feet   Lease Term
--------                                  ---------- ----------- ---------------
Anaheim, California...................... Operations   125,000   1 to 6 years(a)
Garland, Texas........................... Operations    86,000       N/A(b)
Milpitas, California..................... Operations    40,000    1.5 years(c)
Milpitas, California..................... Operations    32,000    2.5 years(c)
Dallas, Texas............................ Operations    49,000       2 years
Marlborough, Massachusetts............... Operations    33,000      6.5 years
La Grange, Georgia....................... Operations    30,000     9 months(c)
Milpitas, California..................... Storage        9,000       4 years
Sunnyvale, California.................... Storage        5,000       1 year
                                                       -------
                                                       409,000

--------
(a) All of these leases have an option to renew or to purchase the property at fair market value after a specified date during the lease term.

(b) The Company owns this facility.

(c) All of these leases have an option to renew for a period ranging from six months to ten years.

In addition to the facilities listed above, the Company also occupies space for its operations in various states aggregating approximately 17,000 square feet, as well as space for its Europe operations aggregating approximately 1,500 square feet.

The Company believes its facilities are currently adequate for its operating needs.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to various legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON STOCK

  There is no established trading market for the common stock of DDi or DDi Capital. As of December 31, 1999, DDi had 100 shares of common stock, par value $.01 per share, outstanding, all of which were held by DDi Capital, and DDi Capital had 1,000 shares of Common Stock, par value $.01 per share outstanding, all of which were held by Intermediate, which is wholly-owned by Holdings. DDi's ability to pay dividends is limited under an indenture dated as of November 18, 1997 between DDi and State Street Bank & Trust Co. as trustee (the "Senior Subordinated Note Indenture"), and under the senior credit facilities. See "Description of Indebtedness" within Managements' Discussion and Analysis of Financial Condition and Results of Operations.
DDi Capital's ability to pay dividends is limited under an indenture dated November 18, 1997, as supplemented by a supplemental indenture dated February 10, 1998 among Holdings, DDi Capital and State Street Bank & Trust Co. as trustee (the "Indenture").

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data as of and for the dates and periods indicated have been derived from the consolidated financial statements of DDi, DDi Capital and Holdings, as predecessor to both DDi Capital and DDi, as described in "Company History and Significant Transactions" within Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data with respect to the consolidated statement of operations for each of the two years ended December 31, 1996 and the balance sheet as of the end of each such fiscal year is that of Holdings, and is not included herein. The selected historical consolidated statement of operations data for the years ended December 31, 1997, 1998 and 1999 and the historical consolidated balance sheet data as of December 31, 1998 and 1999 were derived from the audited historical consolidated financial statements of DDi Capital and DDi included elsewhere herein. You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto appearing elsewhere herein.

                                              Year Ended December 31,
                           ---------------------------------------------------------------------------------
                                 Pre-
                           Recapitalization
                               Company                     DDi                     DDi                 DDi
                           ------------------  DDi       Capital       DDi       Capital      DDi    Capital
                             1995     1996     1997       1997        1998        1998        1999    1999
                           --------  -------- ------     -------     -------     -------     ------  -------
                                                   (in millions)
Consolidated Statement of
 Operations Data:
Net sales................  $   59.4  $  67.5  $ 78.8     $ 78.8      $ 174.9     $ 174.9     $292.5  $292.5
Cost of goods sold.......      25.2     30.5    38.7       38.7        119.3       119.3      201.4   201.4
                           --------  -------  ------     ------      -------     -------     ------  ------
Gross profit.............      34.2     37.0    40.1       40.1         55.6        55.6       91.1    91.1
Operating expenses:
 Sales and marketing.....       5.3      6.0     7.3        7.3         12.8        12.8       23.6    23.6
 General and
  administration.........       1.8      1.9     2.1        2.1          8.5         8.5       16.1    16.1
 Amortization of
  intangibles............       --       --      --         --          10.9        10.9       22.3    22.3
 Restructuring and
  related charges(a).....       --       --      --         --           --          --         7.0     7.0
 Stock compensation and
  related bonuses(b).....       --       --     31.3       31.3          --          --         --      --
 Compensation to the
  former CEO.............       0.4      1.1     2.1        2.1          --          --         --      --
 Write-off of acquired
  in-process research and
  development(c).........       --       --      --         --          39.0        39.0        --      --
                           --------  -------  ------     ------      -------     -------     ------  ------
Operating income (loss)..      26.7     28.0    (2.7)      (2.7)       (15.6)      (15.6)      22.1    22.1
Interest expense, net....       0.3      9.4    17.8       25.2         27.5        35.3       32.5    41.4
                           --------  -------  ------     ------      -------     -------     ------  ------
Income (loss) before
 taxes and extraordinary
 loss....................      26.4     18.6   (20.5)     (27.9)       (43.1)      (50.9)     (10.4)  (19.3)
Income tax benefit
 (expense)...............      (0.4)    (6.2)    8.0       10.9         (0.4)        2.6        1.9     5.2
                           --------  -------  ------     ------      -------     -------     ------  ------
Income (loss) before
 extraordinary loss......      26.0     12.4   (12.5)     (17.0)       (43.5)      (48.3)      (8.5)  (14.1)
Extraordinary loss.......       --       --     (1.6)      (1.6)        (2.4)       (2.4)       --      --
                           --------  -------  ------     ------      -------     -------     ------  ------
Net income (loss)........  $   26.0  $  12.4  $(14.1)    $(18.6)     $ (45.9)    $ (50.7)    $ (8.5) $(14.1)
                           ========  =======  ======     ======      =======     =======     ======  ======
Other Financial Data:
Depreciation.............  $    1.1  $   2.0  $  2.6     $  2.6      $   9.2     $   9.2     $ 14.4  $ 14.4
Capital expenditures.....       2.9     10.2     6.6        6.6         18.0        18.0       18.2    18.2
Supplemental Data:
Adjusted EBITDA(d).......      28.2     31.2    33.3       33.3         45.4        45.4       68.8    68.8
Net cash from operating
 activities..............      26.1     12.2     9.1        9.1         18.9        18.9       24.8    24.8
Net cash used in
 investing activities....      (2.9)    (3.6)  (44.9)     (44.9)      (194.8)     (194.8)     (18.5)  (18.5)
Net cash from (used in)
 financing activities....     (26.4)    (8.9)   41.1       41.1        172.4       172.4       (7.5)   (7.5)
Ratio of earnings to
 fixed charges(e)........     46.6x     3.0x     --  (f)    --  (f)      --  (f)     --  (f)   0.7x    0.5x

                                                          December 31,
                                  --------------------------------------------------------------------
                                        Pre-
                                  Recapitalization
                                      Company                   DDi              DDi             DDi
                                  -----------------    DDi    Capital   DDi    Capital   DDi   Capital
                                   1995      1996     1997     1997     1998    1998    1999    1999
                                  -------- --------  -------  -------  ------  -------  -----  -------
Consolidated Balance Sheet Data:
Cash and cash equivalents.......  $   0.5  $    0.2  $   5.4     5.4   $  1.9  $   1.9  $ 0.6  $  0.6
Working capital.................     (2.3)     (3.5)    20.8    23.6     13.2     13.2   19.1    19.1
Total assets....................     13.1      27.5    102.6   108.9    358.5    362.2  350.0   353.6
Total debt, including current
 maturities.....................      2.0      94.1    212.6   273.5    369.5    438.3  358.3   436.0
Stockholders' equity
 (deficit)(g)...................      2.5     (72.7)  (136.5) (191.2)   (77.9)  (138.0) (80.0) (147.0)

--------
(a) The 1999 restructuring and related charges represent the charge recorded in December 1999 in connection with the announced consolidation of the Colorado operations into the Texas facility and the closure of the Colorado facility. The charge consists of $4.5 for severance and other exit costs and $2.5 related to the impairment of net property, plant and equipment.
(b) Represents the charge for stock compensation and related bonuses recorded for vested stock options exchanged in conjunction with the recapitalization.
(c) Represents the allocation of a portion of the purchase price in the DCI merger to in-process research and development. At the date of the merger, technological feasibility of the in-process research and development projects had not been reached and the technology had no alternative future uses. Accordingly, DDi expensed the portion of the merger consideration allocated to in-process research and development.
(d) EBITDA means earnings before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is presented because management believes it is an indicator of the ability to incur and service debt and is used by the Company's lenders in determining compliance with financial covenants. However, adjusted EBITDA should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with generally accepted accounting principles. The definition of adjusted EBITDA may differ from definitions of adjusted EBITDA used by other companies.

  The following table sets forth a reconciliation of EBITDA to adjusted EBITDA for each period included herein:

                                                         Year Ended
                                                        December 31,
                                              ---------------------------------
                                              1995* 1996* 1997**  1998** 1999**
                                              ----- ----- ------  ------ ------
                                                       (in millions)
EBITDA....................................... $27.8 $30.1 $(0.1)  $43.5  $58.8
Former CEO compensation(1) ..................   0.4   1.1   2.1     --     --
Management fee(2)............................   --    --    --      --     1.1
Executive severance(3).......................   --    --    --      0.8    --
Stock compensation and bonuses(4)............   --    --   31.3     --     --
Restructuring and related charges(5)(6)......   --    --    --      --     7.0
Non-cash expense allocations and other(7)....   --    --    --      1.1    1.9
                                              ----- ----- -----   -----  -----
Adjusted EBITDA.............................. $28.2 $31.2 $33.3   $45.4  $68.8
                                              ===== ===== =====   =====  =====

--------
*    Pre-Recapitalization Company
**   DDi Capital and DDi
(1) Reflects elimination of compensation to the former CEO whose employment agreement was terminated in October 1997.
(2) Reflects elimination of the Bain management fee incurred under the Bain management agreement, which will be terminated in connection with Holdings' proposed initial public offering.
(3) Reflects one-time severance payments to two executives who were terminated as a result of redundancies created by the DCI merger.
(4) Reflects elimination of the charge for stock compensation and related bonuses recorded for vested stock options exchanged in conjunction with the recapitalization.
(5) Reflects elimination of the charge recorded for the consolidation and closure of the Colorado facility. See note (a) above.
(6) In December 1999, management implemented a plan to consolidate the Colorado operations into the Texas facility and to close the Colorado facility, which operated at a loss in 1999. DDi is currently serving a majority of the customers who were serviced by the Colorado facility out of the Texas facility, and based on a detailed customer-by-customer analysis, DDi believes it will retain customers and accounts representing approximately 75% of the Colorado facility's net sales. The capacity of the Texas facility would have been sufficient to service this portion of the revenue stream in 1999. If DDi had serviced this revenue stream in the Texas facility with the Texas facility's cost structure:
  . Colorado net sales would have decreased from $30.2 to $22.7;
  . the cost of goods sold related to those sales would have decreased from $30.8 (the actual cost of goods sold of the Colorado facility) to $19.1 (the product of $22.7 and the cost of goods sold ratio achieved in the Texas facility);
  . the operating expenses associated with those sales would have decreased from $3.7 to $2.3 (the product of $22.7 and the operating expense ratio achieved in the Texas facility); and
  . depreciation and amortization (which are included in operating expenses and cost of goods sold) would have decreased by $0.7. As a result, 1999 operating income and EBITDA associated with those sales would have increased by $5.6 and $4.9, respectively. The $4.9 increase is not reflected in the above table. There can be no assurance that actual results would have been, or that future results will be, consistent with the foregoing assumptions.
(7) Reflects non-cash expense allocations to the Company by its parent, Intermediate, of $0.8 and $1.9 million in 1998 and 1999, respectively, and approximately $0.3 million of non-operating income adjustments recorded in 1998.

(e) For purposes of computing this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense and the estimated interest portion of rent expense.
(f) Historical earnings were deficient in covering fixed charges for DDi and DDi Capital by $20.5 million and $27.9 million, respectively in 1997 and by $43.1 million and $50.9 million, respectively, in 1998. On a pro forma basis, assuming the Company's senior subordinated notes and senior discount notes were outstanding at the beginning of 1997 and after eliminating the non-recurring stock compensation and related bonuses, the ratio of earnings to fixed charges would have been 3.2 x and 2.4 x for DDi and DDi Capital, respectively in 1997. On a pro forma basis, assuming the merger with DCI was consummated at the beginning of 1998 and after eliminating the non-recurring $39 million write off of acquired in-process research and development related to the merger with DCI, the ratio of earnings to fixed charges would have been 0.8x and 0.6x for DDi and DDi Capital, respectively, in 1998.
(g) The decrease in the net capital deficiency from December 31, 1998 to December 31, 1999 reflects the net losses incurred by DDi and DDi Capital for the year ended December 31, 1999. The decrease in the net capital deficiency from December 31, 1997 to December 31, 1998 reflects capital contributions in connection with the DCI merger (see Note 14 to the consolidated financial statements), partially offset by the net losses incurred by DDi and DDi Capital for the year ended December 31, 1998. The net capital deficiency as of December 31, 1997 reflects the Recapitalization that took place in October of 1997 and the net capital deficiency as of December 31, 1996 reflects the Initial Recapitalization that took place in January of 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  DDi provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other electronics manufacturing service providers. DDi targets the fast-growing communications and networking equipment industries, which are characterized by aggressive new product development programs demanding the rapid application of advanced technology and design.

  Time-critical. DDi can deliver highly complex printed circuit boards to customers in as little as 24 hours. Approximately 50% of net sales for the year ended December 31, 1999 were generated from services delivered in 10 days or less.

  Technologically advanced. Approximately 50% of net sales during the same period involved the design or manufacture of printed circuit boards with at least eight layers, an industry-accepted measure of complexity. In addition, many lower layer-count boards are complex as a result of the incorporation of technologically advanced features.

  Growth rate. Net sales have grown at a compound annual growth rate of 63% from $67.5 million for the year ended December 31, 1996 to $292.5 million for the year ended December 31, 1999, inclusive of the growth attributable to the acquisition of Colorado Springs Circuits, Inc., or NTI, in 1997 and the merger with Dynamic Circuits, Inc., or DCI, in 1998. Prices for products and services are predominantly a function of delivery time, complexity and overall market demand. In 1999 average price per printed circuit board panel increased from the levels DDi would have achieved in 1998 if the DCI merger had occurred on January 1, 1998.

  Due to the use of debt to finance recapitalizations, the acquisition of NTI and the merger with DCI, net interest expense has increased from 1995 to 1999. Beginning in 1998, results of operations have also been impacted by the amortization of intangibles resulting from the acquisition and the merger. In 1999, DDi Capital's net loss of $14.1 million reflected $41.5 million of net interest expense and DDi's net loss of $8.5 million reflected $32.5 million of net interest expense. Such net losses also reflect $22.3 million of amortization of intangibles and a $7.0 million charge related to the Colorado consolidation.

  DDi recognizes revenue upon shipment or, in the case of services, at the time the service is performed. Substantially all sales are made on the basis of purchase orders rather than long-term agreements.

  From time to time, the Company engages in discussions concerning prospective acquisitions. On March 22, 2000, Holdings agreed to acquire MCM, headquartered in the United Kingdom, for total consideration of approximately $86 million, including assumed debt. MCM focuses on the technologically advanced, time-critical segment of the electronics manufacturing industry. MCM will be a wholly-owned subsidiary of Holdings and its assets will not be available to creditors of DDi Capital and DDi.

Company History and Significant Transactions

  DDi was organized in 1978. In 1991, DDi installed new management, headed by Bruce D. McMaster, and began to focus primarily on time-critical electronics manufacturing services.

 Recapitalization

  In October 1997, DDi was recapitalized by investors led by Bain Capital, Celerity Partners and Chase Capital Partners, which collectively invested $62.4 million.

  In connection with the recapitalization, DDi incurred the following nonrecurring charges:

  .  fees and interest charges on bridge loans (aggregating $14.5 million);

  . $31.3 million for the accelerated vesting of variable employee stock options and related bonuses;

  . $2.7 million for the early extinguishment of long-term debt, before income taxes; and

  .  $1.2 million for the buyout of the former CEO's employment contract.

 Colorado Facility (formerly NTI)

  In December 1997, DDi acquired Colorado Springs Circuits, Inc., or NTI, for approximately $38.9 million. NTI manufactured printed circuit boards requiring lead times of twenty days or more for original equipment manufacturers. At that time, the acquisition provided DDi with additional capacity and access to new customers.

  The NTI acquisition was accounted for under the purchase method of accounting and approximately $27 million in goodwill was recorded (which is being amortized over a period of twenty-five years).

  In December 1999, management implemented a plan to consolidate the Colorado operations into the Texas facility and to close the Colorado facility, which operated at a loss in 1999. DDi is currently serving a majority of the customers who were serviced by the Colorado facility out of the Texas facility, and based on a detailed customer-by-customer analysis, DDi believes it will retain customers and accounts representing approximately 75% of the Colorado facility's net sales. The capacity of the Texas facility would have been sufficient to service this portion of the revenue stream in 1999. By combining the Texas and Colorado operations, DDi is eliminating lower-margin product lines and decreasing overhead costs, and expects to gain efficiency through better capacity utilization and streamlined management.

  If DDi had serviced this revenue stream in the Texas facility with the Texas facility's cost structure:

  . Colorado net sales would have decreased from $30.2 million to $22.7 million;

  . the cost of goods sold related to those sales would have decreased from $30.8 million (the actual cost of goods sold of the Colorado facility) to $19.1 million (the product of $22.7 million and the cost of goods sold ratio achieved in the Texas facility);

  . the operating expenses associated with those sales would have decreased from $3.7 million to $2.3 million (the product of $22.7 million and the operating expense ratio achieved in the Texas facility); and

  . depreciation and amortization (which is included in operating expenses and cost of goods sold) would have decreased by $0.7 million.

As a result, 1999 operating income and EBITDA associated with those sales would have increased by $5.6 million and $4.9 million, respectively. There can be no assurance that actual results would have been, or future results will be, consistent with the foregoing assumptions.

 DCI Merger

  On July 23, 1998, DDi merged with Dynamic Circuits, Inc., or DCI, for an aggregate consideration paid to DCI stockholders of approximately $250 million. A portion of the consideration was paid in cash, and the balance of the consideration (approximately $73 million) was paid through the issuance of Holdings capital stock. Concurrent with this transaction, Holdings contributed its investment in DCI through Intermediate and through DDi Capital to DDi.

  DCI provided design and manufacturing services relating to complex printed circuit boards, backpanel assemblies and electromechanical interconnect devices with operations in California, Texas, Georgia and Massachusetts. It was led by Charles D. Dimick, who became Holdings' Chairman following the merger. DCI experienced a growth in net sales of more than 67% during 1997, and its net sales for the six months ended June 30, 1998 were more than double its net sales for the six months ended June 30, 1997.

  The DCI merger was accounted for under the purchase method of accounting and DDi recorded approximately $120 million in goodwill (which is being amortized over 20 years), approximately $60 million of identifiable intangible assets (which are being amortized over their estimated useful lives of 10 years, using an accelerated method of amortization, reflecting the relative contribution of each developed technology in periods following the acquisition date), and approximately $21 million and $4 million, respectively, of intangible assets associated with DCI's customer relationships and tradenames and assembled workforce assets (which are being amortized on a straight-line basis over their estimated useful lives of 18 years and 4 years, respectively). DDi also identified $39 million of acquired in-process research and development investments, which was expensed in the fourth quarter ended December 31, 1998.

  Since the DCI merger, DDi has continued to invest in the development of the various in-process research and development technologies that existed at DCI at the time of the merger. DDi believes that research and development efforts are reasonably consistent with DCI's plans at the time of the merger, given the inherent uncertainties involved in estimating the technological hurdles of developing next-generation technologies. Approximately 70% of the $2.1 million planned total cost to complete the projects had been incurred as of December 31, 1999. This investment has enabled DDi to market products incorporating some of the technologies included in DCI's plan. No significant adjustments have been made in the economic assumptions or expectations on which management had based their merger decision.

 Initial Public Offering of Holdings

  On January 28, 2000, Holdings filed with the Securities and Exchange Commission a registration statement on Form S-1 in connection with the proposed initial public offering of its common stock. The registration statement was amended on March 2 and March 22, 2000. Holdings intends to use most of the net proceeds of the offering to repay some of its indebtedness and that of its subsidiaries, including a portion of both the DDi Capital senior discount notes and the DDi senior credit facilities. There can be no assurance Holdings will successfully complete its offering.

 MCM Acquisition

  On March 22, 2000, Holdings entered into an agreement to acquire MCM Electronics Limited ("MCM"), a time-critical electronics manufacturing service provider based in the United Kingdom. Holdings expects to consummate this acquisition on the closing date of the proposed initial public offering of its common stock. Holdings will pay the current MCM investors a combination of its common stock and cash. A portion of MCM's debt will remain outstanding. MCM will be a wholly-owned subsidiary of Holdings. Its assets will not be available to the creditors of DDi Capital or DDi. There can be no assurance that the MCM acquisition will be consummated.

Results of Operations

  The following table sets forth income statement data expressed as a percentage of net sales for the periods indicated:

                                       Year Ended December 31,
                              -------------------------------------------------
                                        DDi              DDi              DDi
                               DDi    Capital   DDi    Capital   DDi    Capital
                              1997     1997    1998     1998    1999     1999
                              -----   -------  -----   -------  -----   -------
Net sales...................  100.0 %  100.0 % 100.0 %  100.0 % 100.0 %  100.0 %
Cost of goods sold..........   49.1 %   49.1 %  68.2 %   68.2 %  68.8 %   68.8 %
                              -----    -----   -----    -----   -----    -----
Gross profit................   50.9 %   50.9 %  31.8 %   31.8 %  31.2 %   31.2 %
Operating expenses:
  Sales and marketing.......    9.2 %    9.2 %   7.3 %    7.3 %   8.1 %    8.1 %
  General and
   administration...........    2.7 %    2.7 %   4.8 %    4.8 %   5.5 %    5.5 %
  Amortization of
   intangibles..............    --       --      6.3 %    6.3 %   7.6 %    7.6 %
  Restructuring and related
   charges..................    --       --      --       --      2.4 %    2.4 %
  Stock compensation and
   related bonuses..........   39.7 %   39.7 %   --       --      --       --
  Compensation to the former
   CEO......................    2.7 %    2.7 %   --       --      --       --
  Write-off of acquired in-
   process research and
   development..............    --       --     22.3 %   22.3 %   --       --
                              -----    -----   -----    -----   -----    -----
Operating income (loss).....   (3.4)%   (3.4)%  (8.9)%   (8.9)%   7.6 %    7.6 %
Interest expense (net)......   22.8 %   32.1 %  15.7 %   20.2 %  11.1 %   14.2 %
                              -----    -----   -----    -----   -----    -----
Loss before income taxes and
 extraordinary loss.........  (26.2)%  (35.5)% (24.6)%  (29.1)%  (3.5)%   (6.6)%
Income tax benefit
 (expense)..................   10.2 %   13.8 %  (0.3)%    1.5 %   0.6 %    1.8 %
Extraordinary loss, net of
 income tax benefit.........   (2.0)%   (2.0)%  (1.4)%   (1.4)%   --       --
                              -----    -----   -----    -----   -----    -----
Net loss....................  (18.0)%  (23.7)% (26.3)%  (29.0)%  (2.9)%   (4.8)%
                              =====    =====   =====    =====   =====    =====

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

  Net sales increased $117.6 million (67%) to $292.5 million in 1999, from $174.9 million in 1998. The facilities DDi operated achieved internal sales growth of approximately $31.0 million. The balance resulted from the inclusion in 1999 of a full year of DCI sales. Sales growth accelerated in the second half of 1999 as production of more complex and larger panels increased average sales price per panel. On a pro forma basis giving effect to the DCI merger, net sales increased by over 25% for the six months ended December 31, 1999 as compared to the corresponding six months in 1998.

  Gross profit increased $35.5 million (64%) to $91.1 million in 1999, from $55.6 million in 1998. The increase resulted from the merger with DCI, which contributed $32.8 million to the increase. Partially offsetting this increase was a $0.6 million gross loss in the Colorado facility in 1999 due to a decrease in panel production in that operation, compared to a $1.6 million gross profit in that facility in 1998. Management announced a plan to close the Colorado facility in December 1999. See "--Company History and Significant Transactions--Colorado Facility (formerly NTI)." DDi experienced increased pricing pressure early in the first quarter of 1999, with increased competition following the slowdown in Asian markets in late 1998. Pricing stabilized late in the first quarter of 1999 and has recovered strongly through the remainder of 1999.

  Sales and marketing expenses increased $10.8 million (84%) to $23.6 million in 1999, from $12.8 million in 1998. The increase is due to the inclusion of DCI's results for the full year ended December 31, 1999 (approximately $5.9 million), growth in sales force to accommodate existing and anticipated near-term increases in customer demand (approximately $3.5 million), and an increase in commissions and other variable expenses relating to increased sales volume (approximately $1.4 million).

  General and administration expenses increased $7.5 million (89%) to $16.1 million to 1999, from $8.5 million in 1998. The increase is due to the inclusion of DCI's results for the full year ended December 31, 1999 (approximately $4.9 million), an increase in staffing and other back-office expenditures to support growth in the design operations and the company as a whole (approximately $2.4 million) and an increase in fees under the management agreement with an affiliate of Bain Capital, Inc. (approximately $1.1 million). Partially offsetting these increases was a non-recurring charge of approximately $0.8 million recorded in 1998, representing severance-related costs for certain executives terminated as a result of the DCI merger.

  Amortization of intangibles increased $11.4 million (105%) to $22.3 million in 1999, from $10.9 million in 1998. The merger with DCI accounts for $11.2 million of this increase.

  Restructuring and related charges were $7.0 million in 1999, representing one-time costs incurred in connection with management's decision to close the Colorado facility. These charges consist of $4.5 million for severance and other exit costs and $2.5 million of costs related to the impairment of net property, plant and equipment. See note 15 to the consolidated financial statements for further information about these charges.

  Write-off of acquired in-process research and development totaled $39.0 million in 1998. This charge represents the appraised value of the in-process research and development component of the total merger consideration paid in the DCI merger. See Note 14 to the consolidated financial statements for further information about this charge. There was no comparable expense in 1999.

  Net interest expense increased $6.2 million (18%) to $41.5 million for DDi Capital, from $35.3 million in 1998. Net interest expense increased $5.0 million (18%) to $32.5 million in 1999 for DDi, from $27.5 million in 1998. The increase in net interest expense is attributable to the increased level of borrowings in connection with the merger with DCI.

  The income tax benefit was $5.2 million in 1999 for DDi Capital, as compared to a benefit of $2.7 million in 1998. The income tax benefit was $1.9 million in 1999 for DDi, as compared to income tax expense of $0.5 million in 1998. The difference between the effective tax rate and the statutory federal tax rate of 35% is attributable to the acquired in-process research and development charge recorded in 1998 and goodwill amortization in each period. As these expenses are non-deductible, no related income tax benefit is recorded. Due to the consolidation of the Colorado and Texas operations and the closure of the Colorado facility in December 1999, management believes that a portion of the Colorado net operating loss carryforwards may not be realized. Accordingly, a valuation allowance was established in 1999 for deferred income tax benefits related to these carryforwards. See Note 12 to the consolidated financial statements for a reconciliation of the tax benefit recorded in each period to the corresponding amount of income tax determined by applying the U.S. Federal income tax rate to the loss before income taxes and for additional information relating to the Colorado net operating loss carryforwards.

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

  Net sales increased $96.1 million (122%) to $174.9 million in 1998 from $78.8 million in 1997. The facilities DDi operated achieved internal sales growth of approximately $8 million, caused by a 13% increase in the average panel selling price realized at the Anaheim facility which was driven by a demand for higher layer count and more technologically advanced printed circuit boards; and growth in volume of units shipped attributable to increased demand from contract manufacturing customers. The balance of the sales growth resulted from the acquisition of NTI and the merger with DCI.

  Gross profit increased $15.5 million (39%) to $55.6 million in 1998 from $40.1 million in 1997. The increase resulted from the acquisition of NTI and the merger with DCI, which added $1.6 million and $14.2 million, respectively, to gross profit. Partially offsetting these increases were costs of $0.7 million incurred in 1998 related to the newly formed design centers. The decline in gross profit as a percent of net sales to 32% in 1998 from 51% in 1997 resulted from the acquisition of the pre-production and assembly facilities attributable to the DCI merger and NTI acquisition. NTI historically had lower margins than DDi's other operations.

  Sales and marketing expenses increased $5.5 million (75%) to $12.8 million in 1998, from $7.3 million in 1997. The increase is due to the acquisition of NTI and the merger with DCI, which added $1.4 million and $4.2 million, respectively, to sales and marketing expenses. Such increases reflect the inclusion of NTI's results for the full year ended December 31, 1998 and DCI's results following the date of the DCI merger.

  General and administration expenses increased $6.4 million (305%) to $8.5 million in 1998, from $2.1 million in 1997. The increase is due to the acquisition of NTI and the merger with DCI, which added $1.9 million and $3.9 million, respectively, to general and administration expenses. Included in these increases is approximately $0.8 million accrued in 1998 for severance-related costs for certain employees of these divisions. Such increases reflect the inclusion of NTI's results for the full year ended December 31, 1998 and DCI's results following the date of the DCI merger.

  Amortization of intangibles of $10.9 million in 1998 resulted from the acquisition of NTI in December 1997 and the merger with DCI in July 1998. The amortization of goodwill from the acquisition of NTI in 1997 was immaterial.

  Write-off of acquired in-process research and development totaled $39.0 million in 1998. This charge represents the appraised value of the in-process research and development component of the total merger consideration paid in the DCI merger. See Note 14 to the consolidated financial statements for further information about this charge.

  Net interest expense increased $10.1 million (40%) to $35.3 million in 1998 for DDi Capital, from $25.2 million in 1997. Net interest expense increased $9.6 million (54%) to $27.5 million in 1998 for DDi, from $17.9 million in 1997. The increase in interest expense was due to an increase in the level of borrowings in connection with the recapitalization, the acquisition of NTI and the merger with DCI.

  The income tax benefit was $2.7 million in 1998 for DDi Capital, as compared to a benefit of $10.9 million in 1997. Income tax expense was $0.5 million in 1998 for DDi, as compared to an income tax benefit of $8.0 million in 1997. In 1998, the difference between the effective tax rate and the statutory federal income tax rate of 35% is attributable to the non-deductible acquired in-process research and development charge, for which no income tax benefit is recorded. See Note 12 to the consolidated financial statements for a reconciliation of the tax provision (benefit) recorded in each period to the corresponding amount of income tax determined by applying the U.S. Federal income tax rate to income (loss) before income taxes.

  In both 1998 and 1997, DDi recorded losses on the early extinguishment of debt resulting from the write-off of unamortized debt issue costs. The early extinguishment of debt in 1997 resulted from the recapitalization and the NTI acquisition. The extinguishment in 1998 resulted from the DCI merger. These losses are presented as extraordinary losses, net of related income tax benefit.

Quarterly Financial Information

  The following table presents selected quarterly financial information for each of the eight quarters ended December 31, 1999. This information is unaudited but, in management's opinion, reflects all adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of this information in accordance with generally accepted accounting principles. These quarterly results are not necessarily indicative of future results.

                                                    Three Months Ended
                         -------------------------------------------------------------------------
                         Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31,
                           1998     1998     1998      1998     1999     1999     1999      1999
                         -------- -------- --------- -------- -------- -------- --------- --------
                                                       (in millions)
Net sales...............  $28.3    $26.3     $61.2    $59.1    $59.2    $71.7     $82.9    $78.7
Cost of goods sold......   16.4     16.1      41.4     45.4     41.8     50.2      57.2     52.2
                          -----    -----     -----    -----    -----    -----     -----    -----
Gross profit............  $11.9    $10.2     $19.8    $13.7    $17.4    $21.5     $25.7    $26.5
                          =====    =====     =====    =====    =====    =====     =====    =====

  The quarterly financial information is presented on an actual historical basis, not on a pro forma basis for the DCI merger, which closed on July 23, 1998. The decline in net sales and gross profit in the three months ended December 31, 1998 compared with the previous three months is the result of a decrease in average sales price per printed circuit board panel resulting from a decline in international demand caused by the Asian financial crisis in the second half of 1998. The decline in net sales for the three months ended December 31, 1999 compared to the three months ended September 30, 1999 is the result of seasonality and a slowdown in purchase orders related to concerns about the Year 2000 issue. Gross profit in the same period increased due to an increase in the average price per panel.

Liquidity and Capital Resources

  DDi's principal sources of liquidity are cash provided by operations and borrowings under various debt agreements. The principal uses of cash have been to finance mergers and acquisitions, meet debt service requirements, and finance capital expenditures. DDi anticipates that these uses, including acquisition opportunities currently under review, will continue to be the principal uses of cash in the future.

  Net cash provided by operating activities for the years ended December 31, 1999, 1998 and 1997 was $24.8 million, $18.9 million and $9.1 million, respectively. Fluctuations in net cash provided by operating activities are attributable to increases and decreases in net income before non-cash charges and normal fluctuations in working capital. In 1997, however, net cash provided by operating activities was reduced by a $10.0 million cash bonus paid as part of the stock compensation expenses incurred in connection with a recapitalization.

  Net cash used in investing activities for the years ended December 31, 1999, 1998 and 1997 was $18.5 million, $194.8 million and $44.9 million, respectively. These activities consist of capital expenditures in each period and cash of $38.9 million used in the acquisition of NTI in 1997 and $178.7 million used in the merger with DCI in 1998 (see Note 14 to the consolidated financial statements).

  Capital expenditures were $18.2 million, $18.0 million and $6.6 million in 1999, 1998 and 1997, respectively. Of these amounts, approximately $2.1 million and $0.6 million were incurred in 1998 and 1997, respectively, under capital lease obligations. Anticipated capital expenditures for 2000 will be consistent with 1999 levels.

  Net cash provided by (used in) financing activities for the years ended December 31, 1999, 1998 and 1997 was $(7.5) million, $172.4 million and $41.1 million, respectively. Principal financing activities in 1999 included payments of debt, capital lease and note obligations and the generation of net proceeds from the restructuring of interest rate exchange agreements (see Note 8 to the consolidated financial statements). Principal financing activities in 1998 included repayment of existing debt facilities and borrowings on new debt facilities in connection with the merger with DCI. Principal financing activities in 1997 included increased borrowings, distributions to shareholders and shareholder transactions in connection with a recapitalization.

  As of December 31, 1999, DDi Capital and DDi had borrowings of approximately $436 million and $358 million, respectively. DDi has a $45.0 million revolving credit facility. As of December 31, 1999, DDi had no borrowings outstanding under the revolving credit facility and had $0.7 million reserved against the revolving credit facility for a letter of credit. The minimum principal payment obligation under DDi's senior credit facility is $5.9 million for 2000. No other debt instruments require minimum principal repayments during such period. The Company intends to use the proceeds from an anticipated Holdings equity offering to repay some of DDi Capital's and DDi's debt.

  The senior credit facility, the senior subordinated notes, the DDi Capital senior discount notes and the Intermediate senior discount notes are described below in "Description of Indebtedness."

  Based on current level of operations, management believes that cash generated from operations, available cash, the proceeds of Holdings' planned equity offering and amounts available under the senior credit facility will be adequate to meet the debt service requirements, capital expenditures and working capital needs of current operations for at least the next twelve months, although no assurance can be given in this regard. DDi will require additional financing if management decides to consummate additional acquisitions. The Company is highly leveraged and future operating performance and ability to service or refinance the DDi Capital senior discount notes, the Intermediate senior discount notes and the senior subordinated notes and to extend or refinance the senior credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond DDi's control.

Description of Indebtedness

 Senior Credit Facility

  DDi has entered into a credit agreement, for which The Chase Manhattan Bank is the collateral, co-syndication and administrative agent and for which Bankers Trust Company is the documentation and co-syndication agent. The lenders are a syndicate comprised of various banks, financial institutions or other entities which hold transferable interests in the senior credit facility. The senior credit facility, as of December 31, 1999 consists of:

  .  Tranche A term facility of up to approximately $102.6 million;

  .  Tranche B term facility of up to $149.1 million; and

  . a revolving line of credit of up to $45.0 million, including revolving credit loans, letters of credit and swing line loans.

  Holdings intends to use some of the proceeds of its planned initial public offering to reduce the indebtedness under the senior credit facility, which was $251.7 million as of December 31, 1999.

  The senior credit facility is jointly and severally guaranteed by DDi Capital and its subsidiaries and secured by the assets of all of its subsidiaries, and future domestic subsidiaries of DDi will guarantee the senior credit facility and secure that guarantee with their assets. The senior credit facility requires DDi to meet financial ratios and benchmarks and to comply with other restrictive covenants.

  The Tranche A term facility amortizes in quarterly installments from June 1999 until July 2004. The Tranche B term facility amortizes in quarterly installments from June 1999 until September 2004 at which time the remaining outstanding loans under the Tranche B term facility becomes repayable in two equal quarterly installments with a final payment in April 2005. The revolving line of credit terminates in July 2004.

  Borrowings under the senior credit facility bear interest at varying rates based, at the DDi option, on either LIBOR plus 225 basis points or the bank rate plus 125 basis points (in the case of Tranche A) and LIBOR plus 250 basis points or the bank rate plus 150 basis points (in the case of Tranche B). The overall effective interest rate at December 31, 1999 was 8.90%. DDi is required to pay to the lenders under the senior credit facility a commitment on the average unused portion of the revolving credit facility and a letter of credit fee on each letter of credit outstanding. It must apply proceeds of sales of debt, equity or material assets to prepayment on its senior credit facility, subject to some exceptions, and must also, in some circumstances, pay excess cash flow to the lenders under its senior credit facility.

  Prior to the effectiveness of Holdings' initial public offering, DDi expects to enter into an amendment to the credit agreement governing the senior credit facility. In connection with the amendment, DDi will pay its lenders a fee of 25 basis points on the outstanding balance of borrowings under the credit agreement. The amendment will permit Holdings to use the proceeds of its planned initial public offering to repay other debt and to pay cash consideration in connection with the acquisition of MCM. The amendment will also provide that future prepayments of the Tranche B term facility will require a premium of up to 2%, declining to par within two years.

 Senior Subordinated Notes

  The senior subordinated notes were issued in an aggregate principal amount of $100,000,000 and will mature on November 15, 2005. The senior subordinated notes were issued under an indenture dated as of November 18, 1997 between DDi, as issuer, and State Street Bank and Trust Company, as trustee, and are senior subordinated unsecured obligations of DDi. Cash interest on the senior subordinated notes accrues at the rate of 10% per annum and is payable semi-annually in arrears on each May 15 and November 15 of each year.

  On or after November 15, 2001, the senior subordinated notes may be redeemed at the option of DDi, in whole at any time or in part from time to time, at a redemption price that is greater than the accreted value of the notes, plus accrued and unpaid interest, if any, to the redemption date. Additionally, at any time on or prior to November 15, 2000, DDi may use the net proceeds of one or more equity offerings to redeem up to 40% of the senior subordinated notes at a redemption price equal to 110% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, subject to some restrictions.

 DDi Capital Senior Discount Notes

  The DDi Capital senior discount notes were issued in an aggregate principal amount at maturity of $110,000,000 and will mature on November 15, 2007. The senior discount notes were issued under an indenture dated as of November 18, 1997 between Holdings, as issuer, and State Street Bank and Trust Company, as trustee, as supplemented by the supplemental indenture dated as of February 10, 1998 between DDi Capital and the trustee. The senior discount notes are senior unsecured obligations of DDi Capital. The senior discount notes were issued at a discount to their aggregate principal amount at maturity and will accrete in value until November 15, 2002 at a rate per annum equal to 12.5%, compounded semi-annually. Cash interest on the senior discount notes will not accrue prior to November 15, 2002. Thereafter, interest will accrue at the rate of 12.5% per annum, payable semi-annually in arrears on each May 15 and November 15 of each year commencing May 15, 2003 to the holders of record on the immediately preceding May 1 and November 1, respectively.

  On or after November 15, 2002, the senior discount notes may be redeemed at the option of DDi Capital, in whole at any time or in part from time to time, at a redemption price that is greater than the accreted value of the notes, plus accrued and unpaid interest, if any, to the redemption date. Additionally, at any time on or prior to November 15, 2000, DDi Capital may use the net proceeds of one or more of equity offerings by Holdings to redeem up to 40% of the senior discount notes at a redemption price (expressed as a percentage of the accreted value thereof) equal to 112.5%, subject to some restrictions.

  Holdings intends to use some of the proceeds from its planned initial public offering to redeem 40% of these notes.

 Intermediate Senior Discount Notes

  In July 1998, Intermediate issued senior discount notes due 2008. The proceeds of this issuance amounted to approximately $33 million and were contributed through DDi Capital to DDi in conjunction with the merger with DCI (see Note 14 to the consolidated financial statements). The Intermediate senior discount notes have a stated maturity of June 30, 2008, an interest rate of 13.5% per annum and a stated principal amount at maturity of approximately $67 million, although approximately 43% of the stated principal amount of the debt is due December 2003. The debt is redeemable at Intermediate's option at specified redemption prices. As of December 31, 1999, the outstanding accreted value of these senior discount notes was $40.8 million. As the repayment of the Intermediate senior discount notes is the obligation of Intermediate, the carrying amount of the associated liability is reflected in the books and records of Intermediate and, therefore, not included in the consolidated financial statements of the Company. Although the Intermediate senior discount notes do not require principal or interest payments until December 2003, Intermediate does not have, and may not in the future have, any assets other than the common stock of DDi Capital. The net cash flows from DDi are currently the only source of cash to repay the obligations under the Intermediate senior discount notes. In addition, these discount notes impose restrictions on the incurrence of indebtedness by Intermediate, DDi Capital and DDi. The Note Purchase Agreement contains covenants limiting, among other things, dividends, asset sales, and transactions with affiliates. These restrictions apply both to Intermediate, DDi Capital and DDi.

  Under the terms of the indenture relating to the senior discount rates, Holdings may use the net proceeds of its planned initial public offering to redeem all of the Intermediate senior discount notes outstanding at a price that would provide the noteholders with a 20% per annum return on the price at which the notes were issued, plus accrued and unpaid interest thereon. Approximately 50% of the Intermediate senior discount notes are held by investment funds advised by Sankaty Advisors, Inc., an affiliate of Bain Capital.

  Holdings intends to redeem all of the Intermediate senior discount notes outstanding using some of the proceeds of its planned initial public offering.

                          FORWARD-LOOKING STATEMENTS

  A number of the matters and subject areas discussed in this Form 10-K are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from the Company's actual future experience involving any one or more of such matters and subject areas. The Company wishes to caution readers that all statements other than statements of historical facts included in this Annual Report on Form 10-K regarding the Company's financial position and business strategy, may constitute forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs;
(3) inability to consummate acquisitions on attractive terms; (4) loss or retirement of key members of management; (5) increases in the Company's cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (6) failure to successfully complete Holdings' planned initial public offering; (7) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (8) changes in general economic conditions in the markets in which the Company may compete and fluctuations in demand in the electronics industry; and (9) ability to sustain historical margins as the industry develops. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, the Company's business and results of operations is subject to the rules and uncertainties described under the heading "Factors That May Affect Future Results" contained herein, however, the operations and results of the Company's business also may be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in the Company's reports filed with the Securities and Exchange Commission.

                    FACTORS THAT MAY AFFECT FUTURE RESULTS

Substantial Indebtedness

  The Company is highly leveraged. As of December 31, 1999, indebtedness was approximately $436 million for DDi Capital and $358 million for DDi. As of December 31, 1999, there was $44.3 million available under the senior credit facility for future borrowings for general corporate purposes and working capital needs. The historical loss before income taxes for DDi and DDi Capital in 1999 was ($10.4) million and ($19.3) million, respectively. The ratio of earnings to fixed charges for the year ended December 31, 1999 was 0.7:1.0 and 0.5:1.0 for DDi and DDi Capital, respectively. In addition, subject to the restrictions in the DDi Capital senior discount notes, senior subordinated notes and senior credit facility, DDi and its subsidiaries may incur additional indebtedness in an unrestricted amount from time to time to finance acquisitions or capital expenditures or for other purposes.

  As a result of our level of debt and the terms of our debt instruments:

  .  our vulnerability to adverse general economic conditions is heightened;

  . we will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

  . we are and will continue to be limited by financial and other restrictive covenants in our ability to borrow additional funds, consummate asset sales, enter into transactions with affiliates or conduct mergers and acquisitions;

  . our flexibility in planning for, or reacting to, changes in our business and industry will be limited;

  . we are sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates; and

  . our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

  The Company's ability to pay principal and interest on it indebtedness and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the senior credit facility or successor facilities. The Company anticipates that its operating cash flow, together with borrowings under the senior credit facility and the proceeds of Holdings' planned initial public offering, will be sufficient to meet its operating expenses and to service its debt requirements as they become due. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness (which could include the DDi Capital senior discount notes and the senior subordinated notes), or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all.

Holdings Initial Public Offering

  Holdings expects to complete an initial public offering of its common stock in the near future. It will use the net proceeds of the offering to reduce indebtedness of the Company, including partial redemption of the DDi Capital senior discount notes, partial repayment of the senior credit facility, and the redemption of all of the Intermediate senior discount notes.

  Following the initial public offering, the Company expects that its principal sources of funds during 2000 will be cash generated from operating activities and borrowings under the senior credit facility. These funds may not be sufficient if changes in economic conditions or industry occur that are beyond the Company's control. The Company may require additional equity or debt financing to finance acquisitions. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company. In addition, the Company may be required to use proceeds from debt and equity financings to repay debt.

  If Holdings initial public offering does not occur, the Company will remain highly leveraged and therefore subject to significant interest expense. This interest expense, and the restrictions contained in the debt instruments, would in that case continue to have an effect on results of operations.

Restrictions Imposed by Terms of Indebtedness

  The terms of the Company's indebtedness restrict, among other things, DDi Capital's and DDi's ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. DDi Capital and DDi are also required to maintain specified financial ratios and satisfy certain financial condition tests. Their ability to meet those financial ratios and tests can be affected by events beyond their control, and there can be no assurance that they will meet those tests. A breach of any of these covenants could result in a default under some or all of the Company's indebtedness agreements. Upon the occurrence of an event of default, lenders under such indebtedness could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable. If the Company were unable to repay such amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all the assets of the Company and its subsidiaries are pledged as security under the senior credit facility.

Technological Change and Process Development

  The market for DDi's products and services is characterized by rapidly changing technology and continuing process development. The future success of DDi's business will depend in large part upon its ability to maintain and enhance its technological capabilities, to develop and market products and services that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. Research and development expenses are expected to increase as manufacturers make demands for products and services requiring more advanced technology on a quicker turnaround basis. The Company is more leveraged than some of its principal competitors, and therefore may not be able to respond to technological changes as quickly as these competitors.

  In addition, the electronics manufacturing services industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for DDi's services. There can be no assurance that DDi will effectively respond to the technological requirements of the changing market. To the extent DDi determines that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require DDi to make significant capital investments. There can be no assurance that DDi will be able to obtain capital for these purposes in the future or that any investments in new technologies will result in commercially viable technological processes.

Dependence on a Core Group of Significant Customers

  Although DDi has a large number of customers, net sales to its largest customer accounted for approximately 8% of our net sales in 1999. Net sales to the ten largest customers accounted for approximately 40% of net sales during the same period. DDi may depend upon a core group of customers for a material percentage of net sales in the future. Substantially all sales are made on the basis of purchase orders rather than long-term agreements. There can be no assurance that significant customers will order services from DDi in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact revenues. In addition, DDi generates significant accounts receivable in connection with providing services to customers. If one or more significant customers were to become insolvent or otherwise were unable to pay for the services provided, results of operations would be adversely affected.

Dependence on Communications and Networking Equipment

  As part of its business strategy, DDi expects that it will continue to grow by pursuing acquisitions of other companies, assets or product lines that complement or expand existing business. DDi expects to complete the acquisition of MCM on or after the completion of Holdings' planned initial public offering. Competition for attractive companies in industry is substantial. DDi cannot assure you that it will be able to identify suitable acquisition candidates or to finance and complete transactions that it selects. In addition, existing credit facilities restrict the Company's ability to acquire the assets or business of other companies. The attention of management may be diverted, and operations may be otherwise disrupted. Failure effectively to execute this acquisition strategy may cause the growth of revenues to suffer.

Ability to Integrate Acquired Businesses and Manage Expansion

  Since December 1997, the Company has consummated a merger and an acquisition. The Company has a limited history of owning and operating its businesses on a consolidated basis. There can be no assurance that it will be able to meet performance expectations or successfully integrate acquired businesses on a timely basis without disrupting the quality and reliability of service to customers or diverting management resources. The Company expects to complete the acquisition of MCM on or after the completion of Holdings' planned initial public offering. This rapid growth has placed and may continue to place a significant strain on management, financial resources and information, operating and financial systems. If the Company is unable to manage this growth effectively, its rate of growth and our revenues may be adversely affected.

Ability to Implement the Company's Operating and Acquisition Strategy

  No assurances can be given that the Company or its management team will be able to implement successfully the operating strategy described herein, including the ability to identify, negotiate and consummate future acquisitions on terms management considers favorable.

Costs of International Expansion

  The Company is expanding into new foreign markets. Holdings expects to complete its acquisition of MCM on or after the completion of its planned initial public offering. Entry into foreign markets may require considerable management time as well as, in the case of new operations, start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, operations in new foreign markets may achieve low margins or may be unprofitable. The Company will be unable to utilize net operating losses incurred by foreign operations to reduce U.S. income taxes. Therefore, as the Company expands internationally, it may not experience the operating margins it expects, and revenues may be negatively impacted.

Variability of Orders

  DDi's operating results have fluctuated in the past because it sells on a purchase-order basis rather than pursuant to long-term contracts. DDi is therefore sensitive to variability in customers' demand. Because DDi times expenditures in anticipation of future sales, its operating results may be less estimated if the timing and volume of customer orders do not match expectations. Furthermore, DDi may not be able to capture all potential revenue in a given period if customers' demand for quick-turnaround services exceeds capacity during that period. Because of these factors, you should not rely on quarter-to-quarter comparisons of DDi's results of operations as an indication of future performance. Because a significant portion of DDi's operating expenses are fixed, even a small revenue shortfall can have a disproportionate effect on operating results. It is possible that, in future periods, results may be below the expectations of public market analysts and investors.

  A substantial portion of DDi's net sales are derived from quick-turn services for which it provides both the materials and the manufacturing services. As a result, DDi often bears the risk of fluctuations in the cost of materials, and the risk of generating scrap and excess inventory, which can affect gross profit margins. DDi forecasts future inventory needs based upon the anticipated demands of its customers. Inaccuracies in making these forecasts or estimates could result in a shortage or an excess of materials, either of which could negatively affect production schedules and margins.

Intellectual Property

  The Company's success depends in part on proprietary technology and manufacturing techniques. The Company has no patents for these proprietary techniques and relies primarily on trade secret protection. Litigation may be necessary to protect its technology and determine the validity and scope of the proprietary rights of competitors. Intellectual property litigation could result in substantial costs and diversion of management and other resources. If any infringement claim is asserted against the Company, it may seek to obtain a license of the other party's intellectual property rights. There is no assurance that a license would be available on reasonable terms or at all.

Environmental Matters

  DDi's operations are regulated under a number of federal, state and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for DDi because it uses in its manufacturing process materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. In addition, because DDi is a generator of hazardous wastes, it may be subject to potential financial liability for costs associated with an investigation and any remediation of sites at which DDi has arranged for the disposal of hazardous wastes if such sites become contaminated. Even if DDi fully complies with applicable environmental laws and is not directly at fault for the contamination, it may still be liable. The wastes DDi generates include spent ammoniacal etching solutions, solder stripping solutions and hydrochloric acid solution containing palladium; waste water which contains heavy metals, acids, cleaners and conditioners; and filter cake from equipment used for on-site waste treatment. Violations of environmental laws could subject DDi to revocation of its effluent discharge permits. Any such revocations could require DDi to cease or limit production at one or more of its facilities, thereby negatively impacting revenues.

Competition

  The printed circuit board industry is highly fragmented and characterized by intense competition. DDi principally competes with independent and captive manufacturers of complex quick-turn and longer-lead printed circuit boards. DDi's principal competitors include other independent small private companies and integrated subsidiaries of more broadly based volume producers, that also manufacture multilayer printed circuit boards and other electronic assemblies. Some of DDi's principal competitors are less highly-leveraged than DDi and may have greater financial and operating flexibility. Moreover, DDi may face additional competitive pressures as a result of changes in technology.

  Competition in the complex quick-turn and longer-lead printed circuit board industry has increased due to the consolidation trend in the industry, which results in potentially better capitalized and more effective competitors. DDi's basic technology is generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect DDi's business, financial condition and results of operations.

Dependence on Key Management

  DDi's success will continue to depend to a significant extent on its executive and other key management personnel. Although DDi has entered into employment agreements with certain of its executive officers, there can be no assurance that DDi will be able to retain its executive officers and key personnel or attract additional qualified management in the future.

Controlling Stockholders

  Investors affiliated with Bain Capital, Inc., Celerity Partners, LLC and The Chase Manhattan Bank together hold approximately 64.1% of the outstanding voting stock of Holdings, the sole stockholder of Intermediate, which is the sole stockholder of DDi Capital which, in turn, is the sole stockholder of DDi. By virtue of such stock ownership, these entities have the power to control all matters submitted to stockholders of Holdings and its subsidiaries, to elect a majority of the directors of Holdings and its subsidiaries, and to exercise control over the business, policies and affairs of the Company. After the completion of the offering and Holdings' acquisition of MCM, these entities are expected to hold approximately 35.6% of Holdings' outstanding voting stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

  In 1998, DDi entered into interest rate exchange agreements ("Swap Agreements") to minimize the impact of an increase in interest rates on it long-term variable interest rate debt. In January 1999, DDi modified certain features of the Swap Agreements. In return for a reduction in the blended fixed rate of interest paid by DDi (to 4.96% per annum), the counterparties were granted the option to terminate their respective agreements on January 31, 2002. In June 1999, DDi elected to terminate and concurrently replace the Swap Agreements. The Swap Agreements were terminated to generate additional free cash flow available from the unrealized gain that existed at the time of termination. The termination of the Swap Agreements did not have a material impact on DDi's results of operations.

  The new interest rate exchange agreements ("New Swap Agreements"), effective June 30, 1999, represent an effective cash flow hedge, consistent with the nature of the Swap Agreements. Under the terms of the New Swap Agreements, DDi pays a maximum annual rate of interest applied to a notional amount equal to the principal balance of the senior term facility for the period June 30, 1999 through August 31, 2001. During this period, DDi's maximum annual rate is 5.65% for a given month, unless 1-month LIBOR for that month equals or exceeds 7.00%, in which case DDi pays 7.00% for that month. From September 1, 2001 through the scheduled maturity of the senior term facility in 2005, DDi pays a fixed annual rate of 7.35% applied to a notional amount equal to 50% of the principal balance of the senior term facility during that period. See Note 8 to the Consolidated Financial Statements.

  As a result of the termination and replacement of the Swap Agreements, the maximum rate of interest to be paid has increased through January 31, 2002. The New Swap Agreements, however, provide DDi with greater protection against increases in interest rates from January 31, 2002 through the maturity of the senior term facility in 2005. This rate protection results from the New Swap Agreements not providing an option, which was available to the counterparties of the Swap Agreements, to terminate the agreements on January 31, 2002.

  Under the terms of the New Swap Agreements, through August 31, 2001 there are no periodic cash settlements when the 1-month LIBOR rate (6.5% at December 31, 1999) remains below 5.65%. When the 1-month LIBOR rate falls between 5.65% to 7.00% for a settlement period through such date, DDi pays 5.65% and receives 1-month LIBOR for such settlement period. An immediate 10% increase in the 1-month LIBOR rate (amounting to 65 basis points) would have the effect of increasing the 1-month LIBOR rate to 7.15%. The net effect of such a rate change would be to reduce DDi's interest expense related to these instruments for the difference between 7.15% and 5.65%, applied to the notional amount of the New Swap Agreements in each period. This impact over the 12 months ended December 31, 2000 would amount to approximately $3.8 million.

  In addition to the New Swap Agreements, DDi's significant financial instruments at December 31, 1999 include the 10.0% senior subordinated notes, 12.5% DDi Capital senior discount notes, senior term facility, and the revolving credit facility. See Note 6 to the consolidated financial statements. No other financial instruments expose DDi to significant interest rate risk.

  Any change in interest rates would not have an effect on the interest expense to be incurred on the senior subordinated notes and DDi Capital senior discount notes as each of these instruments bears a fixed rate of interest.

  The senior term Facility bears interest at 1-month LIBOR plus an applicable margin. An immediate 10% increase in interest rates would increase DDi's interest expense related to this debt instrument over the 12 months ending December 31, 2000 by approximately $1.6 million.

  The revolving credit facility bears interest at (1) 2.25% per annum plus the applicable LIBOR rate (6.5% at December 31, 1999) or (2) 1.25% per annum plus the federal reserve reported overnight funds rate (8.25% at December 31, 1999). In addition, DDi is required to pay a fee of 1/2 of 1% per annum on the average unused commitment under the revolving credit facility. As of December 31, 1999, DDi had no borrowings outstanding on the revolving credit facility and had $0.7 million reserved against the revolving credit facility for a letter of credit. Based upon such balance, an immediate 10% change in interest rates would not materially affect the interest expense to be incurred on this facility over the 12 months ending December 31, 2000.

Foreign Currency Exchange Risk

  As of the date of this report, all of DDi's sales are denominated in U.S. dollars and as a result, DDi has relatively little exposure to foreign currency exchange risk with respect to sales made. DDi does not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and does not utilize any other derivative financial instruments for trading or speculative purposes. Therefore, the effect of an immediate 10% change in exchange rates would not have an impact on DDi's operating results over the 12 month period ending December 31, 2000.

Recently Issued Accounting Standards

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for reporting and disclosure of comprehensive income and its components. This statement became effective for our fiscal year ending December 31, 1998. Reclassification of prior year financial statements for comparative purposes is required. Through December 31, 1999, we have no elements which give rise to reporting comprehensive income.

  In June 1997, the FASB also issued SFAS No, 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 modifies the disclosure requirements for reportable operating segments. This statement became effective for our fiscal year ending December 31, 1998. Reclassification of prior year financial statements for comparative purposes is required unless deemed impractical. This pronouncement has had no significant impact on our reporting practices since its adoption; and until such time that we diversify our operations, management believes such pronouncement will not be applicable.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No 137, issued by the FASB in July 1999, establishes a new effective date for SFAS No. 133. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and is therefore effective for us beginning with our fiscal quarter ending March 31, 2001. Based upon the nature of the financial instruments and hedging activities in effect as of the date of this filing, this pronouncement would require us to reflect the fair value of our derivative instruments (see Note 8 to our consolidated financial statements) on the consolidated balance sheet. Changes in fair value of these instruments will be reflected as a component of comprehensive income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item 8 is set forth on pages F-1 to F-30 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management

  The following table sets forth the Company's directors and executive officers, their ages as of December 31, 1999, and the positions currently held by each person:

Name                     Age Office
----                     --- ------
Bruce D. McMaster.......  38 President, Chief Executive Officer and Director of
                             Holdings, President and Chief Executive Officer of DDi
                             Capital and DDi
Charles D. Dimick.......  43 Chairman and Director of Holdings, Director of DDi
                             Capital and DDi
Joseph P. Gisch.........  43 Chief Financial Officer of Holdings, DDi Capital and DDi,
                             Director of DDi Capital and DDi
John Peters.............  45 Vice President of Holdings
Greg Halvorson..........  38 Vice President of Holdings
Terry L. Wright.........  40 Vice President of Holdings
David Dominik...........  43 Director of Holdings, DDi Capital and DDi
Edward W. Conard........  43 Director of Holdings
Stephen G. Pagliuca.....  44 Director of Holdings
Prescott Ashe...........  32 Director of Holdings, DDi Capital and DDi
Stephen M. Zide.........  39 Director of Holdings
Mark R. Benham..........  48 Director of Holdings
Christopher Behrens.....  38 Director of Holdings

  We anticipate that two additional directors not otherwise affiliated with the Company or any of Holdings' stockholders will be elected to Holdings' board of directors following a planned public offering of its common stock.

  Bruce D. McMaster joined us in 1985 and has served as President since 1991 and as a Director and Chief Executive Officer since 1997. He has over 21 years of experience in the EMS industry. Before becoming the Company's President, Mr. McMaster worked in various management capacities in our engineering and manufacturing departments.

  Charles D. Dimick joined the Company in 1998 upon our merger with DCI. He is the Chairman, a Director and the President of, Dynamic Details Incorporated, Silicon Valley. He has over 21 years of experience in the EMS industry. Mr. Dimick founded DCI in 1991 and served as its president and chief executive officer until the merger. Previously, he was a senior vice president of sales and marketing at Sigma Circuits.

  Joseph P. Gisch has served as Chief Financial Officer since 1995. From 1986 to 1995, Mr. Gisch was a partner at the accounting firm of McGladrey & Pullen, LLP where he was responsible for the audit, accounting and information systems for a variety of manufacturing clients. Mr. Gisch was responsible for DDi's general accounting and income tax matters. Mr. Gisch has not been responsible for any of DDi's audit services since 1991.

  John Peters joined us in 1998 upon DDi's merger with DCI. He has been Vice President, Sales and Marketing, since 1999. He was the senior vice president of sales and marketing of Dynamic Details Incorporated, Silicon Valley from 1998 to 1999. Mr. Peters served as vice president of sales and marketing of DCI from 1992 to 1998.

  Greg Halvorson joined DDi in 1998 upon the merger with DCI. He is a Vice President and the Senior Vice President of Operations of Dynamic Details Incorporated, Silicon Valley. Prior to joining DDi, Mr. Halvorson served as vice president of operations of DCI from 1995 to 1998. Mr. Halvorson spent six years at Pacific Circuits as plant manager and head of engineering before which he was manager of computer-aided manufacturing at Sigma Circuits.

  Terry L. Wright joined DDi in 1991 and has served as Vice President, Engineering since 1995. Prior to joining DDi, Mr. Wright was a general manager at Applied Circuit Solutions and a quality assurance manager at Sigma Circuits.

  David Dominik has served as a Director since November 1998. Mr. Dominik is a co-founder and managing director of Convergence Capital Group and a special limited partner of Bain Captial, Inc. Mr. Dominik was a managing director of Bain Capital, Inc. from 1990 to March 2000. Previously, Mr. Dominik was a general partner of Zero Stage Capital, a venture capital firm focused on early-stage companies, and assistant to the chairman of Genzyme Corporation, a biotechnology firm. From 1982 to 1984, he worked as a management consultant at Bain & Company. Mr. Dominik was elected as a director of DCI in 1996. Mr. Dominik also serves as a director of ChipPAC, Inc., Integrated Circuit Systems, Inc. and OneSource.

  Edward W. Conard has served as a Director since 1997. He has been a managing director of Bain Capital, Inc. since March 1993. From 1990 to 1992, Mr. Conard was a director of Wasserstein Perella, an investment banking firm that specializes in mergers and acquisitions. Prior to that, he was a vice president at Bain & Company, where he headed the firm's operations practice area. Mr. Conard also serves as a director of Waters Corporation, Cambridge Industries, Alliance Corp., ChipPAC, Inc., Medical Specialties, Inc. and U.S. Synthetic.

  Stephen G. Pagliuca has served as a Director since January 2000. Mr. Pagliuca has been a managing director of Bain Capital, Inc. since May 1993 and a general partner of Bain Venture Capital, Inc. since 1989. Prior to joining Bain Capital, Mr. Pagliuca was a partner at Bain & Company. Mr. Pagliuca also worked as a senior accountant and international tax specialist for Peat Marwick Mitchell & Company in the Netherlands. He is also a director of Gartner Group, Coram Healthcare, Epoch Senior Living, Wesley Jessen Visioncare, Dade Behring Inc. and Vivra Specialty Partners.

  Prescott Ashe has served as a Director since 1997. Mr. Ashe has been a principal at Bain Capital, Inc. since June 1998 and was an associate at Bain Capital, Inc. from December 1992 to June 1998. Prior to that, he was an analyst at Bain Capital, Inc. and a consultant at Bain & Company. Mr. Ashe also serves as a director of ChipPAC, Inc., Integrated Circuit Systems, Inc., and SMTC Corporation.

  Stephen M. Zide has served as a Director since 1997. Mr. Zide has been a managing director at Pacific Equity Partners since 1998. Previously he was an associate at Bain Capital, Inc., and prior to that he was a partner at the law firm of Kirkland & Ellis. Mr. Zide is also a director of Alliance Laundry Systems, L.L.C.

  Mark R. Benham has served as a Director since November 1998. Mr. Benham was a co-founder of Celerity Partners, L.L.C. and has been a partner since 1992. Previously he was a senior investment officer of Citicorp Venture Capital, Ltd., and prior to that he was an advisor to Yamaichi UniVen Co., Ltd., the venture capital subsidiary of Yamaichi Securities International. Mr. Benham is a director of SubMicron Systems Corporation, Rapid Design Service, Inc., SMTC Corporation and Starcom Holdings, Inc.

  Christopher Behrens has served as a Director since 1997. He has been a principal of Chase Capital Partners since 1994 and a general partner since January 1999. Prior to joining Chase Capital Partners, Mr. Behrens was a vice president in the Merchant Banking Group of The Chase Manhattan Bank from 1990 to 1994. Mr. Behrens is a director of Patina Oil & Gas, Portola Packaging and a number of other private companies.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

  The following table sets forth information concerning the compensation for the years ended December 31, 1999, 1998 and 1997 for the Company's chief executive officer and its five other most highly compensated executive officers at the end of the last fiscal year. For ease of reference, these executive officers are collectively referred to throughout this section as "named executive officers."

                          SUMMARY COMPENSATION TABLE

                                      Annual Compensation              Long Term Compensation
                                  ----------------------------   ---------------------------------------
                                                     Other       Restricted   Securities
                                                     Annual        Stock      Underlying     All Other
                                  Salary   Bonus  Compensation     Awards      Options      Compensation
Name and Principal Position  Year   ($)     ($)       ($)           ($)          (#)            ($)
---------------------------  ---- ------- ------- ------------   ----------   ----------    ------------
Bruce D. McMaster.......     1999 451,737  42,500        -- (1)       --            --             --
 President and Chief         1998 432,423  69,694        -- (1)       --            --             --
 Executive Officer           1997 379,326 356,188  4,580,153(2)   241,026(7)   48,205.1(8)   1,088,558(13)
                                                      23,735(3)
                                                       3,808(4)

Charles D. Dimick.......     1999 447,408  42,500      6,000(4)       --            --             --
 Chairman                                              5,197(5)
                                                     464,994(6)
                             1998 190,076  31,281      3,000(4)       --       39,008.0(9)     387,496(14)
                                                      39,684(5)                 2,127.2(10)  1,815,690(15)
                                                     816,721(6)                 4,953.3(11)
                             1997     --      --         --           --            --             --

Joseph P. Gisch.........     1999 272,057  20,000        -- (1)       --            --             --
 Chief Financial             1998 269,346  18,967        -- (1)       --         10,000(12)        --
 Officer                     1997 262,847  62,077    651,791(2)    40,171(7)    8,034.2(8)     155,198(13)
                                                       3,384(3)
                                                       2,195(4)

John Peters.............     1999 329,926  42,500      6,000(4)       --            --             --
 Vice President,                                       1,411(5)
 Sales and Marketing                                 168,439(6)
                             1998 126,539  22,104      3,000(4)       --       13,892.8(9)     315,778(14)
                                                      10,547(5)                   757.6(10)    650,688(15)
                                                     126,363(6)                 1,764.1(11)
                             1997     --      --         --           --            --             --

Greg Halvorson..........     1999 271,287  20,000      6,000(4)       --            --             --
 Vice President,                                       5,848(5)
 Operations                                          313,663(6)
                             1998 112,692  22,104      3,000(4)       --       51,947.0(9)   1,523,861(14)
                                                      48,460(5)                 2,832.8(10)  1,992,703(15)
                                                     198,975(6)                 6,596.3(11)
                             1997     --      --         --           --            --             --

Lee W. Muse, Jr*........     1999 376,442  42,500        -- (1)       --            --             --
                             1998 355,981  69,694        -- (1)       --            --             --
                             1997 314,769 356,188  3,810,922(2)   187,464(7)   37,492.8(8)     905,802(13)
                                                      19,750(3)
                                                         891(4)

--------
  * We do not expect Mr. Muse to continue his employment with DDi after the expiration of his employment contract on October 28, 2000.
 (1) The perquisites and other benefits paid did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of such named executive officer.
 (2) Reflects amounts paid to such named executive officers to satisfy certain tax obligations incurred in connection with the exercise of options to purchase shares of common stock on October 28, 1997 in connection with a recapitalization.
 (3) Reflects the grant of 4,747.0, 676.8 and 3,950.0 shares of Class A common stock to Mr. McMaster, Mr. Gisch and Mr. Muse, respectively, as compensation for services rendered in their executive capacity.
 (4) Reflects payments made in connection with the use of a personal automobile.
 (5) Represents payments under our cash bonus plan made at the time of the exercise of options to purchase shares of Class A common stock which were issued in connection with the DCI merger.
 (6) Reflects deferred cash distributions made in connection with the exchange of options to purchase shares of common stock of DCI for options to purchase shares of Class A common stock and Class L common stock.
 (7) Reflects the purchase of 50,620.2, 8,436.7 and 39,371.3 shares of restricted Class A common stock by Mr. McMaster, Mr. Gisch and Mr. Muse respectively, at a purchase price of $5.00 per share and the subsequent repurchase by us from each of Mr. McMaster, Mr. Gisch and Mr. Muse of 2,415.2, 402.5 and 1,878.5 shares of restricted Class A common stock, respectively, at a purchase price of $5.00 per share in connection with the NTI acquisition. These named executive officers purchased these shares by issuing an interest bearing note to DDi. The outstanding principal amounts of the interest bearing notes of such named executive officers were reduced by approximately $12,076, $2,013 and $9,392, respectively, to reflect the repurchase by DDi of the shares of restricted Class A common stock, as described above, in connection with the NTI acquisition. In 1998, each of Mr. McMaster and Mr. Muse agreed to forfeit 1,900 and 1,300 shares, respectively, of restricted Class A common stock, which shares were subsequently issued to certain of DDi's employees, and the outstanding principal amounts of the interest bearing notes of such named executive officers were reduced by approximately $9,500 and $6,500, respectively, to reflect the forfeiture. Additionally, each of Mr. McMaster and Mr. Muse agreed to transfer 5,700 and 4,300 shares, respectively, of restricted Class A common stock, to Mr. Gisch and the outstanding principal amounts of the interest bearing notes of Mr. McMaster and Mr. Muse were reduced by approximately, $28,500 and $21,500, respectively, and the outstanding principal amount of the interest bearing note of Mr. Gisch was increased by approximately $50,000 to reflect the transfer. The restricted stock vests in 48 equal monthly installments beginning November 28, 1997. DDi has the right to repurchase the unvested restricted shares of Class A common stock held by a named executive officer for the original purchase price in the event that the named executive officer ceases to be employed by DDi.
 (8) The options represent the net number of options to purchase shares of Class A common stock at an exercise price of $61.17 per share, substantially above the current fair market value of the Class A common stock ($5.00 per share), issued October 28, 1997 after accounting for the reduction in the number of shares available upon exercise of the options as described below. The options vest in 48 equal monthly installments beginning November 28, 1997. In connection with the NTI acquisition, Mr. McMaster, Mr. Gisch and Mr. Muse agreed to permit DDi to cancel options to purchase 2,415.2, 402.5 and 1,878.5 shares of Class A common stock, respectively, at an exercise price of $61.17 per share. Additionally, in 1998 each of Mr. McMaster and Mr. Muse agreed to permit DDi to cancel options to purchase 1,900 and 1,300 shares, respectively, of Class A common stock at an exercise price of $61.17 per share, which options were subsequently granted by DDi to certain of our other employees. Additionally, each of Mr. McMaster and Mr. Muse agreed to permit DDi to cancel options to purchase 5,700 and 4,300 shares of Class A common stock, respectively, at an exercise price of $61.17 per share, which options were subsequently granted by DDi to Mr. Gisch.
 (9) The options represent options to purchase shares of Class A common stock at an exercise price equal to $1.58 per share issued in connection with the DCI merger to replace options to purchase shares of DCI common stock.

(10) The options represent options to purchase shares of Class A common stock at an exercise price equal to $61.17 per share issued in connection with the DCI merger to replace options to purchase shares of DCI common stock.
(11) The options represent options to purchase shares of Class L common stock at an exercise price equal to $364.09 per share issued in connection with the DCI merger to replace options to purchase shares of DCI common stock.
(12) The options represent options to purchase shares of Class A common stock at an exercise price of $61.17 issued to Mr. Gisch after each of Mr. McMaster and Mr. Muse agreed to permit the Company to cancel options to purchase 5,700 and 4,300 shares of Class A common stock, respectively, at an exercise price of $61.17 per share.
(13) Reflects compensation earned by the named executive officer on October 28, 1997 for services rendered in their executive capacity prior to that date that are payable on October 28, 2000 whether or not such named executive officer is still employed by the Comapny.
(14) Reflects deferred cash distributions payable in connection with the exchange of options to purchase shares of common stock of DCI for options to purchase shares of Class A common stock and Class L common stock in connection with the DCI merger. Each amount listed excludes the amounts of deferred compensation actually paid to the named executive officer in 1998 and 1999. See note 6 to this table.
(15) Represents amounts payable under a cash bonus plan in connection with the exercise of outstanding options to purchase shares of Class A common stock and Class L common stock issued in connection with the DCI merger. Each amount listed excludes amounts actually paid to the named executive officer under the cash bonus plan in 1998 and 1999. See note 5 to this table.

Option Grants in Last Year

  No named executive officers were granted options to purchase shares of common stock during the year ended December 31, 1999.

Option Exercises in Last Year and Year-End Option Values

  The following table sets forth information for the named executive officers concerning stock option exercises during the last year and options outstanding at the end of the last year.

                      AGGREGATED OPTION EXERCISES IN 1999
                          AND YEAR-END OPTIONS VALUES

                                                           Number of Securities        Value of Unexercised
                                                          Underlying Unexercised      In-The-Money Options At
                         Shares Acquired                Options At Fiscal Year-End        Fiscal Year-End
                           On Exercise   Value Realized (Exercisable/Unexercisable) (Exercisable/Unexercisable)
          Name                 (#)           ($)(2)                 (#)                       ($)(2)
          ----           --------------- -------------- --------------------------- ---------------------------
Bruce D. McMaster.......         --             --           21,994.4/18,610.7(3)                    0/0
                                                                     4,203.8/0(4)              126,589/0
Charles D. Dimick.......     3,305.2(1)      11,304            4,957.9/3,888.0(5)          16,956/13,297
                                                                11,292.1/300.4(6)                    0/0
                                                                 4,462.6/699.5(7)                    0/0
Joseph P. Gisch.........         --             --             9,768.5/8,265.7(3)                    0/0
                                                                       599.3/0(4)               18,047/0
John Peters.............       897.2(1)       3,068            1,796.4/4,492.0(5)           6,144/15,363
                                                                 3,956.4/245.0(6)                    0/0
                                                                 1,193.7/570.4(7)                    0/0
Greg Halvorson..........     3,719.1(1)      12,719           3,677.7/12,017.0(5)          12,578/41,098
                                                                 2,177.5/655.3(6)                    0/0
                                                               5,070.4/1,525.9(7)                    0/0
Lee W. Muse, Jr.........         --             --           17,275.3/14,617.6(3)                    0/0
                                                                     3,498.0/0(4)              105,335/0

--------
 (1) Represents shares of Class A common stock purchased at an exercise price of $1.5762 per share.
 (2) Value is based on the difference between the option exercise price and the fair market value as of December 31, 1999. The fair market value of the Class A common stock and the Class L common stock was determined by the board of directors.
 (3) Represents options to purchase shares of Class A common stock at an exercise price of $61.17 per share. The options vest in 48 equal monthly installments beginning November 28, 1997.
 (4) Represents options to purchase shares of Class L common stock at an exercise price of $70.19 per share. The options to purchase such shares of Class L common stock replaced options to purchase shares of common stock that were rolled over in connection with the recapitalization as part of the management rollover equity and converted into options to purchase shares of Class A common stock and shares of Class L common stock.
 (5) Represents options to purchase shares of Class A common stock at an exercise price of $1.58 per share. The options to purchase such shares of Class A common stock replaced options to purchase shares of common stock of DCI that were rolled over in connection with the DCI merger and converted into options to purchase shares of Class A common stock and shares of Class L common stock. During 1999, Mr. Dimick agreed to permit the Company to cancel options to purchase 1,620.7 shares of Class A common stock with an exercise price of $1.58, options to purchase 205.8 shares of Class L common stock with an exercise price of $364.09 and options to purchase 88.4 shares of Class A common stock with an exercise price of $61.17 which options were subsequently granted to another of DDi's employees.
 (6) Represents options to purchase shares of Class A common stock at an exercise price of $61.17 per share. The unvested options vest in 22 equal monthly installments beginning January 28, 1999. The options to purchase such shares of Class A common stock replaced shares and options to purchase shares of common stock of DCI that were rolled over in connection with the DCI merger and converted into shares and options to purchase shares of Class A common stock and shares of Class L common stock.
 (7) Represents options to purchase shares of Class L common stock at an exercise price of $364.09 per share. The options to purchase such shares of Class L common stock replaced options to purchase shares of common stock of DCI that were rolled over in connection with the DCI merger and converted into options to purchase shares of Class A common stock and shares of Class L common stock.

Employment Contracts, Termination of Employment and Change of Control
Arrangements

  Mr. McMaster is currently employed as President and Chief Executive Officer pursuant to an agreement dated September 1, 1995, as amended, effective until October 28, 2000. Under this agreement, Mr. McMaster received an annual base salary of $375,000 in 1997, $425,000 in 1998 and $450,000 in 1999. His 2000
base salary is $475,000. In addition, Mr. McMaster is eligible for an annual bonus based upon the achievement of EBITDA targets and received an award, pursuant to the agreement, of 4,747.0 shares of Class A common stock, on October 28, 1997. Mr. McMaster's employment agreement contains customary confidentiality provisions and a non-compete clause effective for the duration of the term of the agreement. In addition, pursuant to an agreement entered into at the time of the Company's October 1997 recapitalization, Mr. McMaster will be entitled to receive an additional bonus of $1,088,558 in consideration of his services prior to October 28, 1997, which will be payable on October 28, 2000 whether or not he is still employed by DDi.

  Mr. Dimick is currently employed as Chairman and as President of Dynamic Details Incorporated, Silicon Valley pursuant to an agreement dated July 23, 1998 which expires in July 2001. Under this agreement, Mr. Dimick received an annual base salary at an annual rate of $420,000 in 1998, subject to increases during the remainder of the contract. His 2000 base salary is $475,000. In addition, Mr. Dimick is eligible for an annual bonus based upon the achievement of EBITDA targets and received an award, pursuant to the agreement, of 39,008 Class A cash bonus units valued at $1.5725 per unit and 4,953.3 Class L cash bonus units valued at $363.2381 per unit, which cash bonus units vest on the same schedule applicable to the vesting of the options to purchase shares of Class A common stock and shares of Class L common stock granted in connection with the DCI merger and are payable in accordance with the terms of the cash bonus plan. Mr. Dimick also entered into a non-compete agreement with the Company which contains customary confidentiality provisions and a non-compete clause effective for the duration of the term of the agreement.

  Mr. Gisch is currently employed as Chief Financial Officer pursuant to an agreement dated September 19, 1995, as amended, effective until October 28, 2000. Under this agreement, Mr. Gisch received an annual base salary of $252,000 in 1997, $265,000 in 1998 and $275,000 in 1999. His 2000 base salary is $287,500. In addition, Mr. Gisch is eligible for an annual bonus based upon the achievement of EBITDA targets and received an award, pursuant to the agreement, of 676.8 shares of Class A common stock on October 28, 1997. Mr. Gisch's employment agreement contains customary confidentiality provisions. In addition, pursuant to an agreement entered into at the time of the Company's October 1997 recapitalization, Mr. Gisch will be entitled to receive an additional bonus of $155,198 in consideration of his services prior to October 28, 1997, which will be payable on October 28, 2000, whether or not he is still employed by the Company.

  Mr. Peters is currently employed as a Vice President and as the Senior Vice President of Sales of Dynamic Details Incorporated, Silicon Valley pursuant to an agreement dated July 23, 1998 which expires in October 2000. Under this agreement, Mr. Peters received an annual base salary at an annual rate of $280,000 in 1998, subject to increases during the remainder of the contract. In addition, Mr. Peters is eligible for an annual bonus based upon the achievement of EBITDA targets and received an award, pursuant to the agreement, of 13,892.7542 Class A cash bonus units valued at $1.5725 per unit and 1,764.1301 Class L cash bonus units valued at $363.2381 per unit, which cash bonus units vest on the same schedule applicable to the vesting of the options to purchase shares of Class A common stock and shares of Class L common stock granted in connection with the DCI merger and are payable in accordance with the terms of the cash bonus plan. Mr. Peters also entered into a non-compete agreement with the Company which contains customary confidentiality provisions and a non-compete clause effective for the duration of the term of the agreement.

  Mr. Halvorson is currently employed as a Vice President and as Senior Vice President of Operations of Dynamic Details Incorporated, Silicon Valley pursuant to an agreement dated July 23, 1998 which expires in October 2000. Under this agreement, Mr. Halvorson received an annual base salary at an annual rate of $250,000 in 1998, subject to increases during the remainder of the contract. In addition, Mr. Halvorson is eligible for an annual bonus based upon the achievement of EBITDA targets and received an award, pursuant to the agreement, of 36,896.9904 Tranche A Class A cash bonus units valued at $1.5725 per unit, 15,050.0027 Tranche B Class A cash bonus units valued at $0.6163 per unit, 4,685.2544 Tranche A Class L cash bonus units valued at $363.2381 per unit and 1,911.0798 Tranche B Class L cash bonus units valued at $142.3681 per unit, which cash bonus units vest on the same schedule applicable to the vesting of the options to purchase shares of Class A common stock and shares of Class L common stock granted in connection with the DCI merger and are payable in accordance with the terms of the cash bonus plan. Mr. Halvorson also entered into a non-compete agreement with the Company which contains customary confidentiality provisions and a non-compete clause effective for the duration of the term of the agreement.

  Mr. Muse is currently employed as a Vice President pursuant to an agreement dated September 1, 1995, as amended, effective until October 28, 2000. Under this agreement, Mr. Muse received an annual base salary of $300,000 in 1997, $350,000 in 1998 and $375,000 in 1999. In addition, Mr. Muse is eligible for an annual bonus based upon the achievement of EBITDA targets and received an award, pursuant to the agreement, of 3,950.0 shares of Class A common stock on October 28, 1997. Mr. Muse's employment agreement contains customary confidentiality provisions and a non-compete clause effective for the duration of the term of the agreement. In addition, pursuant to an agreement entered into at the time of the Company's October 1997 recapitalization, Mr. Muse will be entitled to receive an additional bonus of $905,802 in consideration of his services prior to October 28, 1997, which will be payable on October 28, 2000, whether or not he is still employed by the Company.

Stock Plans and Related Transactions

  On October 28, 1997, the board of directors of Holdings adopted, and its stockholders approved, our 1997 Details, Inc. Equity Incentive Plan, or the 1997 Plan, which authorized the granting of Holdings stock options and the sale of Holdings Class A common stock to current or future employees, directors, consultants or advisors. The board of directors is authorized to sell or otherwise issue Class A common stock at any time prior to the termination of the 1997 Plan in such quantity, at such price, on such terms and subject to such conditions as established by it up to an aggregate of 235,000 shares of Class A common stock, subject to adjustment upon the occurrence of certain events to prevent any dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events. Currently there are no shares of Class A common stock available for grant under the 1997 Plan.

  In connection with the DCI merger, the Holdings board of directors adopted, and its stockholders approved, the Details Holdings Corp.-Dynamic Circuits 1996 Stock Option Plan and the Details Holdings Corp.-Dynamic Circuits 1997 Stock Option Plan (together the "DCI Stock Option Plans"), which authorized the granting of stock options and the sale of Class A common stock and Class L common stock in connection with the DCI merger. The terms applicable to options issued under the DCI Stock Option Plans are substantially similar to the terms applicable to the options to purchase shares of DCI outstanding immediate prior to the DCI acquisition. These terms include vesting from the date of acquisition through 2002. An optionholder's scheduled vesting is dependent upon continued employment with DDi. Upon termination of employment, any unvested options as of the termination date are forfeited.

  In connection with the DCI merger, Holdings converted each DCI stock option award into the right to receive a cash payment and an option to purchase shares of Holdings Class A common stock and shares of Holdings Class L common stock. The options granted bear exercise prices of either $1.58 ($1.58 Options) or $61.17 ($61 Options) for the purchase of Class A shares or $364.09 for Class L Shares. The board of directors is authorized to sell or otherwise issue Class A common stock and Class L common stock at any time prior to the termination of the applicable DCI Stock Option Plan in such quantity, at such price, on such terms and subject to such conditions as established by it up to an aggregate of 222,600 shares of Class A common stock and 28,300 shares of Class L common stock, in the case of the Details Holdings Corp.- Dynamic Circuits 1996 Stock Option Plan, and 46,000 shares of Class A common stock and 5,850 shares of Class L common stock in the case of the Details Holdings Corp.-Dynamic Circuits 1997 Stock Option Plan (in each case, subject to adjustment upon the occurrence of certain events to prevent any dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events). There are currently 3,458 options to purchase shares of Class A common stock and 3,340 options to purchase shares of Class L common stock available for grant under the DCI Stock Option Plans. As of December 31, 1999, the options outstanding under the DCI Stock Option Plans had weighted average remaining contractual lives of approximately seven years.

  In 1998, each of Mr. McMaster and Mr. Muse agreed to permit Holdings to cancel options to purchase 7,600 and 5,600 shares, respectively, of Holdings Class A common stock at an exercise price of $61.17 per share, which options were subsequently granted to certain of our other employees. In 1999, Mr. Dimick agreed to permit Holdings to cancel options to purchase 1,620.7 shares of Class A common stock at an exercise price of $1.58 per share, 205.8 shares of Class L common stock at an exercise price of $364.09 per share and 88.4 shares of Class A common stock at an exercise price of $61.17 per share, which options were subsequently granted to another of our employees.

 2000 Equity Incentive Plan


  The 2000 Equity Incentive Plan, or the "2000 Plan," is expected to be adopted by Holdings' board of directors and approved by its stockholders prior to the completion of its initial public offering. As of the date of this report, no awards have been made under the 2000 Plan. No future grants will be made under existing plans upon the effectiveness of the 2000 Plan.

  The 2000 Plan provides for the grant of incentive stock options to DDi's employees (including officers and employee directors) and for the grant of nonstatutory stock options to DDi's employees, directors and consultants. A nonstatutory stock option is a stock option that is not intended to qualify as an incentive stock option under Section 422 of the Internal Revenue Code. The holder of a nonstatutory stock option generally is taxed on the difference between the exercise price and the fair market value when exercised. The 2000 Plan also provides for the grant of stock appreciation rights, restricted stock, unrestricted stock, deferred stock, and securities (other than stock options) which are convertible into or exchangeable for common stock on such terms and conditions as our board determines.

 Employee Stock Purchase Plan

  The Employee Stock Purchase Plan, or ESPP, is expected to be adopted by the Holdings board of directors and approved by its stockholders prior to the completion of its initial public offering. The ESPP will be established to give eligible employees a convenient means of purchasing shares of Holdings common stock through payroll deductions at a discounted price.

Director Compensation

  The Company currently pays no compensation to non-employee directors, and pays no additional remuneration to employees or executives for their service as directors.

Committees of the Board of Directors

  Prior to Holdings' planned initial public offering, Holdings' board of directors had two committees, the audit committee and the compensation committee. The board may also establish other committees to assist in the discharge of its responsibilities.

  The audit committee makes recommendations to the board of directors regarding the independent auditors to be approved by the stockholders, reviews the independence of the independent auditors, approves the scope of the annual audit activities of the independent auditors, approves the audit fee payable to the independent auditors and reviews such audit results with the independent auditors. Following the initial public offering by Holdings offering, the audit committee will be comprised of Mr. Dominik and the two additional directors to be elected following the offering, and, following this offering, will be comprised of a majority of directors not otherwise affiliated with the Company or any of its principal stockholders. PricewaterhouseCoopers LLP presently serves as the Company's independent auditors.

  The compensation committee provides a general review of our compensation and benefit plans to ensure that they meet corporate objectives. In addition, the compensation committee reviews the chief executive officer's recommendations on compensation of the Company's officers and adopting and changing major compensation policies and practices, and reports its recommendations to the whole board of directors for approval and authorization. The compensation committee administers the stock plans and is comprised of Messrs. Conard, Dominik and Ashe.

Compensation Committee Interlocks and Insider Participation

  The members of the compensation committee do not receive compensation for their services as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  All of DDi Capital's issued and outstanding capital stock is owned by Intermediate which is wholly-owned by Holdings.

  As of December 31, 1999, Holdings outstanding equity securities consisted of 3,522,183.0 shares of Class A common stock and 396,330.2 shares of Class L common stock. The Class A common stock consists of seven separate classes (A-1 through A-7), which have different rights with respect to the election of directors. All of the shares of Class A common stock entitle the holder to one vote per share on all matters to be voted upon by our stockholders except for Class A-7, which is nonvoting. The Class L common stock is identical to the Class A common stock except that the Class L common stock is entitled to a preference over the Class A common stock with respect to any distribution by us to holders of our capital stock equal to the original cost of such shares ($364.09) plus an amount which accrues on a daily basis at a rate of 12% per annum, compounded quarterly. The Class L common stock is convertible into Class A common stock upon a vote of a majority of the holders of the outstanding Class L common stock upon an initial public offering or in other specified circumstances.

  Unless otherwise indicated below, to DDi's knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains a mailing address of c/o DDi Corp., 1220 Simon Circle, Anaheim, California 92806.

  The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after December 31, 1999 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

                                                        Shares Beneficially Owned (**)
                                   -------------------------------------------------------------------------
                                            Class A Common Stock                 Class L Common Stock
                                   --------------------------------------  ---------------------------------
                                               Warrants                              Warrants
                                                  and                                  and
        Name and Address             Shares     Options     Total     %     Shares   Options    Total    %
        ----------------           ----------- --------- ----------- ----  --------- -------- --------- ----
Principal Stockholders:
Bain Capital Funds (1)...........  1,386,596.0  17,510.5 1,404,106.5 39.7% 172,464.4      --  172,464.4 43.5%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, Massachusetts 02116
Celerity Partners, L.L.C. (2)....    275,491.5   9,560.2   285,051.7  8.0   34,643.2      --   34,643.2  8.7
 11111 Santa Monica Boulevard;
 Suite 1111
 Los Angeles, California 90025
Chase Manhattan Entities (3).....    386,912.0  70,210.8   457,122.8 12.7   47,820.6  8,677.8  56,498.4 13.9
c/o Chase Manhattan Capital, L.P.
 380 Madison Avenue
 12th Floor
 New York, New York 10017
KB Mezzanine Fund II, L.P. ......    203,075.1  11,074.3   214,149.4  6.1   25,786.9      --   25,786.9  6.5
 c/o Equinox Investment Partners
 LLC
 19 Olde Kings Highways
 South Darien, CT 06820

Directors and Executive Officers:
Bruce D. McMaster................    195,089.1  23,686.3   218,775.4  6.2   14,290.7  4,203.8  18,494.5  4.6
Charles D. Dimick (4)............    199,523.9  17,323.4   216,847.3  6.1   21,711.7  4,393.7  26,105.4  6.5
Joseph P. Gisch..................     39,382.7  10,519.9    49,902.6  1.4    1,955.6    599.3   2,554.9    *
John Peters......................     70,753.2   6,086.2    76,821.4  2.2    8,018.8  1,231.7   9,250.5  2.3
Greg Halvorson...................     36,252.4   6,170.6    42,422.9  1.2        --   5,108.4   5,108.4  1.3
Lee W. Muse, Jr. ................    140,729.0  18,604.2   159,331.1  4.4    9,465.4  3,498.0  12,963.5  3.2
Christopher Behrens (5)..........    386,912.0  25,531.2   412,443.2 11.6   47,820.6  3,155.6  50,976.1 12.8
Edward W. Conard (6).............    364,032.5   2,748.4   366,780.9 10.4   45,163.5      --   45,163.5 11.4
David Dominik (6)................    364,032.5   2,748.4   366,780.9 10.4   45,163.5      --   45,163.5 11.4
Stephen G. Pagliuca (6)..........    364,032.5   2,748.4   366,780.9 10.4   45,163.5      --   45,163.5 11.4
Prescott Ashe (7)................    364,032.5   2,748.4   366,780.9 10.4   45,163.5      --   45,163.5 11.4
Stephen Zide (7).................    364,032.5   2,748.4   366,780.9 10.4   45,163.5      --   45,163.5 11.4
Mark R. Benham (8)...............    275,491.5   9,560.2   285,051.7  8.1   34,643.2      --   34,643.2  8.7
All Directors and executive
 officers as a group
 (14 persons) (6)(7)(8)..........  1,746,956.6 133,602.7 1,880,559.3 51.4  193,225.5 42,104.8 235,330.3 53.7

--------
* Indicates beneficial ownership of less than 1% of the issued and outstanding Class A common stock or Class L common stock.
** The number of shares of Class A common stock and Class L common stock deemed outstanding on December 31, 1999 with respect to a person or group includes (a) 3,522,183.0 shares of Class A common stock and 396,330.2 shares of Class L common stock outstanding on such date and (b) all options and warrants that are currently exercisable or will become exercisable within 60 days of December 31, 1999 by the person or group in question.
(1) Includes shares of Class A common stock and Class L common stock held by Bain Capital Fund V, L.P., ("Fund V"); Bain Capital Fund V-B, L.P. ("Fund V-B"); BCIP Associates ("BCIP"); and BCIP Trust Associates, L.P. ("BCIP Trust" and collectively with Fund V, Fund V-B and BCIP, the "Bain Capital Funds").
(2) Consists of shares owned by Celerity Dynamo, L.L.C., Celerity Liquids, L.L.C. and Celerity Details, L.L.C. Celerity Partners, L.L.C. and its managing members control each of such entities, which disclaim beneficial ownership of any such shares in which it does not have a pecuniary interest.
(3) Consists of shares owned by Chase Manhattan Capital, L.P., Chase Securities Inc. and DI Investors, L.L.C., all of which are affiliates of The Chase Manhattan Corporation. Chase Manhattan Capital, L.P. is the managing member of DI Investors, L.L.C. and owns a majority of the interests therein. Accordingly, Chase Manhattan Capital, L.P. may be deemed to beneficially own shares owned by DI Investors, L.L.C. Each of Chase Manhattan Capital, L.P., DI Investors, LLC and Chase Securities Inc. disclaims beneficial ownership of any such shares in which it does not have a pecuniary interest.
(4) Includes 4,000.0 shares of Class A common stock held by Mr. Dimick's minor child.

(5) Mr. Behrens is a general partner of Chase Capital Partners, which is a non-managing member of Chase Manhattan Capital, LLC and which manages the investments of Chase Manhattan Capital, LLC and, accordingly, may be deemed to beneficially own shares owned by Chase Manhattan Capital, LLC and DI Investors, LLC. Mr. Behrens disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of Mr. Behrens is c/o Chase Capital Partners, 380 Madison Avenue, 12th Floor, New York, New York 10017.
(6) The shares of Class A common stock and Class L common stock included in the table represent shares held by BCIP and BCIP Trust. Messrs. Conard and Pagliuca are each Managing Directors of Bain Capital, Inc. and Messrs. Conard, Pagliuca and Dominik are each general partners of BCIP and BCIP Trust and, accordingly, may be deemed to beneficially own shares owned by such funds. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of each such person is c/o Bain Capital, Inc., Two Copley Place, Boston, Massachusetts 02116.
(7) The shares of Class A common stock and Class L common stock included in the table represent shares held by BCIP and BCIP Trust. Mr. Zide is a managing director of Pacific Equity Partners and was formerly an associate of Bain Capital, Inc. Mr. Ashe is a principal of Bain Capital, Inc. Each such person is a partner of BCIP and BCIP Trust and, accordingly, may be deemed to beneficially own shares owned by such funds. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of each such person is c/o Bain Capital, Inc., Two Copley Place, Boston, Massachusetts 02116.
(8) Mr. Benham is a Managing Member of Celerity Partners, L.L.C., and controls each of Celerity Details, L.L.C., Celerity Liquids, L.L.C. and Celerity Dynamo, L.L.C. and, accordingly, may be deemed to beneficially own shares owned by Celerity Details, L.L.C., Celerity Liquids, L.L.C. and Celerity Dynamo, L.L.C. Mr. Benham disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of Mr. Benham is c/o Celerity Partners, 11111 Santa Monica Boulevard, Suite 1111, Los Angeles, California 90025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The following summary of the Management Agreement is a description of the material provisions of those agreements and is subject to, and qualified in its entirety by reference to, those agreements, each of which has been previously filed with the Securities and Exchange Commission.

Management Agreement

  A management agreement among Bain Capital Partners V, L.P. ("Bain"), Holdings and its subsidiaries, DDi Capital and DDi, will be terminated by mutual consent of the parties in connection with a proposed initial public offering of the common stock of Holdings, and Holdings will use some of the proceeds of this offering to pay Bain a fee of approximately $3.25 million. In 1999, Bain was paid a fee of approximately $1.1 million. The management agreement includes customary indemnification provisions in favor of Bain. Investment funds associated with Bain are Holdings' largest stockholders.

Certain Loans and Payments to Named Executive Officers

  In connection with the exercise of certain options and the purchase of certain shares of restricted stock in 1997, Holdings accepted as payment from each named executive officer purchasing such shares a note bearing interest at 5.57% per annum. Mr. McMaster, Mr. Gisch, Mr. Muse and Mr. Wright had outstanding loan balances, excluding accrued interest, at December 31, 1999 of approximately $273,806, $44,844, $214,742, and $73,810, respectively. Holdings has agreed to permit these executive officers to repay their respective loan obligations with proceeds received from the sale of stock.

Directors' Relationships with Major Stockholders

  Eight of our directors are affiliated with our major stockholders. Charles
D. Dimick and Bruce D. McMaster are executive officers, stockholders and directors. David Dominik, Edward W. Conard, Stephen G. Pagliuca and Prescott Ashe are affiliated with the Bain Capital funds. Mark R. Benham is a partner in Celerity Partners, L.L.C., and Christopher Behrens is a general partner of Chase Capital Partners, an affiliate of The Chase Manhattan Bank.

Certain Interests of the Former CEO

  The Company leases the buildings and certain equipment located at its Anaheim, California facility pursuant to lease arrangements entered into with the Swenson Family Trust, a trust controlled by the Company's founder and former shareholder, James I. Swenson, and his wife. Under the terms of these leases, the Company paid approximately $108,000 per month in 1999 as base rent subject to applicable adjustment based upon changes in the consumer price index. The leases have a remaining term of 6 years with an option to renew for an additional 10 years or to purchase the property at fair market value upon expiration. See "Description of Property."

Other Related Party Payments

  Sankaty High Yield Asset Partners, L.P., an affiliate of the Bain Capital funds, will receive a portion of the net proceeds from Holdings' planned initial public offering from the redemption of the Intermediate senior discount notes and the repayment of some of the indebtedness under the senior credit facility.

  Chase Manhattan Capital, LLC, one of Holdings' stockholders, is an affiliated of The Chase Manhattan Bank, which serves as the administrative agent and participates as a lender under the senior credit facility and is a counterparty to one of DDi's interest rate exchange agreements, under terms similar to those of the other participants and counterparties. Some of the net proceeds of Holdings' planned initial public offering will be used to repay a portion of the indebtedness under the senior credit facility.

Sales to Affiliate of Major Stockholders

  Investment funds associated with Bain Capital, Inc. and Celerity Partners, L.L.C. are also stockholders of SMTC Corporation, one of DDi's customers. Sales to SMTC Corporation, which totaled less than $2.5 million or less than 1% of net sales in 1999, are on terms equivalent to those made available to other customers.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................ F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998............. F-2

Consolidated Statements of Operations for the Years Ended December 31,
 1999, 1998 and 1997..................................................... F-3

Consolidated Statements of Stockholders' Deficit for the Years Ended
 December 31, 1999, 1998 and 1997........................................ F-4

Consolidated Statements of Cash Flows for the Years Ended December 31,
 1999, 1998 and 1997..................................................... F-6

Notes to Consolidated Financial Statements............................... F-7

  (a)(2) Financial Statement Schedules.

  Not applicable.

  (a)(3) Exhibits.

  Certain of the following exhibits have been previously filed with the Commission pursuant to the requirements of the Securities Act. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

 Exhibit                               Description
 -------                               -----------
 3.1     DDi Capital Corp. Articles of Incorporation, as amended. (Previously filed as Exhibit 3.1 to Registration Statement No. 333-41187, as
          amended)
 3.1.1   Amendment to the Articles of Incorporation of DDi Capital Corp. dated
          December 15, 1998. (Previously filed as Exhibit 3.1.1 to Registrants'
          1998 Annual Report on Form 10-K)
 3.2     DDi Capital Corp. By-laws. (Previously filed as Exhibit 3.2 to
          Registration Statement No. 333-41187, as amended)
 3.3     Dynamic Details, Incorporated Articles of Incorporation, as amended.
          (Previously filed as Exhibit 3.1 to Registration Statement No. 333-
          41211, as amended)
 3.3.1   Amendment to the Articles of Incorporation of Dynamic Details,
          Incorporated dated December 15, 1998. (Previously filed as Exhibit
          3.3.1 to Registrants' 1998 Annual Report on Form 10-K)
 3.4     Dynamic Details, Incorporated By-laws. (Previously filed as Exhibit
          3.2 to Registration Statement No. 333-41211, as amended)
 4.1     Indenture dated as of November 18, 1997. (Previously filed as Exhibit
          4.1 to Registration Statement No. 333-41187, as amended)
 4.2     Supplemental Indenture dated as of February 10, 1998. (Previously filed as Exhibit 4.2 to Registration Statement No. 333-41187, as
          amended)
 4.3     Exchange and Registration Rights Agreement dated as of November 18,
          1997. (Previously filed as Exhibit 4.3 to Registration Statement No.
          333-41187, as amended)
 4.4     Indenture dated as of November 18, 1997. (Previously filed as Exhibit
          4.1 to Registration Statement No. 333-41211)
 4.5     Exchange and Registration Rights Agreement dated as of November 18,
          1997. (Previously filed as Exhibit 4.2 to Registration Statement No.
          333-41211, as amended)

 Exhibit                               Description
 -------                               -----------
 10.1    Stock Contribution and Merger Agreement dated July 23, 1998 by and among Details Holding Corp. and Dynamic Circuits Inc. and the
          Stockholders of Dynamic Circuits Inc. (Previously filed as Exhibit
          2.1 to Form 8-K dated July 23, 1998)
 10.2    Credit Agreement dated as of July 23, 1998, as Amended and Restated as of August 28, 1998, and as further amended by the First Amendment thereto dated March 10, 1999. (Previously filed as Exhibit 10.2 to
          Registrants' 1998 Annual Report on Form 10-K)
 10.3    Credit Agreement dated as of July 23, 1998. (Previously filed as
          Exhibit 4.1 to Form 8-K dated July 23, 1998.)
 10.4    First Amendment dated as of December 5, 1997 to Credit Agreement dated as of October 28, 1997. (Previously filed as Exhibit 10.1 to
          Registration Statement No. 333-41187, as amended)
 10.5    Credit Agreement dated as of October 28, 1997, as Amended and Restated
          as of December 5, 1997. (Previously filed as Exhibit 10.2 to
          Registration Statement No. 333-41187, as amended)
 10.6    Details Holdings Corp.--Dynamic Circuits 1996 Stock Option Plan dated as of July 23, 1998. (Previously filed as Exhibit 10.6 to
          Registrants' 1998 Annual Report on Form 10-K)
 10.7    Details Holdings Corp.--Dynamic Circuits 1997 Stock Options Plan dated as of July 23, 1998. (Previously filed as Exhibit 10.7 to
          Registrants' 1998 Annual Report on Form 10-K)
 10.8    Details Holdings Corp. Bonus Plan dated as of July 23, 1998.
          (Previously filed as Exhibit 10.8 to Registrants' 1998 Annual Report on Form 10-K)
 10.9    Management Agreement dated October 28, 1997. (Previously filed as
          Exhibit 10.6 to Registration Statement No. 333-41187, as amended)
 10.10   Amended and Restated Recapitalization Agreement dated as of October 4,
          1997. (Previously filed as Exhibit 10.2 to Registration Statement No.
          333-41187, as amended)
 10.11   Stockholders Agreement dated October 28, 1997. (Previously filed as
          Exhibit 10.3 to Registration Statement No. 333-41187, as amended)
 10.12   1997 Details, Inc. Equity Incentive Plan. (Previously filed as Exhibit
          10.7 to Registration Statement No. 333-41187, as amended)
 10.13   1996 Employee Stock Option Plan dated December 31, 1996. (Previously filed as Exhibit 10.8 to Registration Statement No. 333-41187, as
          amended)
 10.14   1996 Performance Stock Option Plan dated December 31, 1996.
          (Previously filed as Exhibit 10.9 to Registration Statement No. 333-
          41187, as amended)
 10.15   Real Property Master Lease Agreement dated January 1, 1996.
          (Previously filed as Exhibit 10.4 to Registration Statement No. 333-
          41187, as amended)
 10.16   Personal Property Master Lease Agreement dated January 1, 1996.
          (Previously filed as Exhibit 10.5 to Registration Statement No. 333-
          41187, as amended)
 10.17   McMaster Employment Agreement dated September 1, 1995, as amended
          October 28, 1997. (Previously filed as Exhibit 10.10 to Registration
          Statement No. 333-41187, as amended)
 10.18   Gisch Employment Agreement dated September 19, 1995 as amended October
          28, 1997. (Previously filed as Exhibit 10.11 to Registration
          Statement No. 333-41187, as amended)
 10.19   Muse Employment Agreement dated September 1, 1995, as amended October
          28, 1997. (Previously filed as Exhibit 10.12 to Registration
          Statement No. 333-41187, as amended)
 10.20   Wright Employment Agreement dated September 1, 1995, as amended
          October 28, 1997. (Previously filed as Exhibit 10.13 to Registration
          Statement No. 333-41187, as amended)
 10.21   Dimick Employment Agreement dated July 23, 1998. (Previously filed as
          Exhibit 10.21 to Registrants' 1998 Annual Report on Form 10-K)
 10.22   Halvorson Employment Agreement dated July 23, 1998. (Previously filed as Exhibit 10.22 to Registrants' 1998 Annual Report on Form 10-K)

 Exhibit                               Description
 -------                               -----------
 10.23   Peters Employment Agreement dated July 23, 1998. (Previously filed as
          Exhibit 10.23 to Registrants' 1998 Annual Report on Form 10-K)
 10.24   Naroian Employment Agreement dated July 23, 1998. (Previously filed as
          Exhibit 10.24 to Registrants' 1998 Annual Report on Form 10-K)
 10.25   Employee Incentive Compensation Plan dated January 2, 1997 between
          Details, Inc. and Michael P. Moisan. (Previously filed as Exhibit
          10.20 to Registration Statement No. 333-41187, as amended)
 10.26   NTI Stock Purchase Agreement dated December 19, 1997. (Previously filed as Exhibit 10.4 to Registration Statement No. 333-41187, as
          amended)
 10.27   NTI Real Property Lease Agreement dated as of June 15, 1994.
          (Previously filed as Exhibit 10.16 to Registration Statement No. 333-
          41187, as amended)
 10.28   NTI Real Property Lease Agreement dated as of June 15, 1994.
          (Previously filed as Exhibit 10.17 to Registration Statement No. 333-
          41187, as amended)
 10.29   NTI Real Property Lease Agreement dated as of June 15, 1994.
          (Previously filed as Exhibit 10.18 to Registration Statement No. 333-
          41187, as amended)
 10.30   DCI Real Property Lease Agreement dated as of July 22, 1991.
          (Previously filed as Exhibit 10.30 to Registrants' 1998 Annual Report on Form 10-K)
 10.31   DCI Real Property Lease Agreement dated as of March 20, 1997.
          (Previously filed as Exhibit 10.31 to Registrants' 1998 Annual Report on Form 10-K)
 10.32   DCI Real Property Lease Agreement dated as of November 12, 1997.
          (Previously filed as Exhibit 10.32 to Registrants' 1998 Annual Report on Form 10-K)
 10.33   DCI Real Property Lease Agreement dated as of August 18, 1998.
          (Previously filed as Exhibit 10.33 to Registrants' 1998 Annual Report on Form 10-K)
 10.34   Cuplex Real Property Lease Agreement dated as of April 14, 1998.
          (Previously filed as Exhibit 10.34 to Registrants' 1998 Annual Report on Form 10-K)
 10.35   Cuplex Real Property Lease Agreement dated as of May 13, 1996.
          (Previously filed as Exhibit 10.35 to Registrants' 1998 Annual Report on Form 10-K)
 10.36   Cuplex Real Property Lease Agreement dated as of November 2, 1995.
          (Previously filed as Exhibit 10.36 to Registrants' 1998 Annual Report on Form 10-K)
 12.1    DDi Capital Corp. and Dynamic Details, Incorporated statement re:
          computation of ratio of earnings to fixed charges.
 21.1    Subsidiaries of the Registrants (Previously filed as Exhibit 21.1 to
          Registrants' 1998 Annual Report on Form 10-K)
 24.1    Power of Attorney dated March 15, 1999 relating to signing of Form 10-
          K.
 25.1    Statement of Eligibility on Form T-1 of State Street Bank and Trust
          Company as Trustee.
          (Previously filed as Exhibit 25.1 to Registration Statement No. 333-
          41187, as amended)
 25.2    Statement of Eligibility on Form T-1 of State Street Bank and Trust
          Company as Trustee.
          (Previously filed as Exhibit 25.1 to Registration Statement No. 333-
          41211, as amended)
 27.1    Dynamic Details, Incorporated Financial Data Schedule.
 27.2    DDi Capital Corp. Financial Data Schedule.

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this annual report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 30th day of March, 2000.

                                          DDi CAPITAL CORP.

                                                    /s/ Joseph P. Gisch
                                          By: _________________________________
                                                   Name: Joseph P. Gisch
                                               Title: Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                 Signature                                     Title
                 ---------                                     -----

                     *                     President and Chief Executive Officer
 ________________________________________   (principal executive officer)
             Bruce D. McMaster

          /s/ Joseph P. Gisch              Chief Financial Officer and Director
 ________________________________________   (principal financial and accounting officer)
              Joseph P. Gisch

                     *                     Director
 ________________________________________
             Charles D. Dimick

                     *                     Director
 ________________________________________
               David Dominik

                     *                     Director
 ________________________________________
               Prescott Ashe

          /s/ Joseph P. Gisch
 *By: ___________________________________
              Joseph P. Gisch
            as Attorney-in-Fact
              March 30, 2000

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dynamic Details, Incorporated has duly caused this annual report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 30th day of March, 2000.

                                          DYNAMIC DETAILS, Incorporated

                                                  /s/ Joseph P. Gisch
                                          By: _________________________________
                                            Name: Joseph P. Gisch
                                            Title: Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                 Signature                                     Title
                 ---------                                     -----

                    *                              President and Chief Executive Officer
 ________________________________________           (principal executive officer)
            Bruce D. McMaster

         /s/ Joseph P. Gisch                       Chief Financial Officer and Director
 ________________________________________           (principal financial and accounting officer)
             Joseph P. Gisch

                    *                              Director
 ________________________________________
            Charles D. Dimick

                    *                              Director
 ________________________________________
              David Dominik
                    *                              Director
 ________________________________________
              Prescott Ashe

         /s/ Joseph P. Gisch
 By: ____________________________________
             Joseph P. Gisch
           as Attorney-in-Fact
              March 30, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
DDi Capital Corp. and
Dynamic Details, Incorporated

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 46 present fairly, in all material respects, the financial position of DDi Capital Corp. ("DDi Capital") and its subsidiary, and Dynamic Details, Incorporated and subsidiaries ("DDi") (collectively, the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP
                                          PricewaterhouseCoopers LLP

Costa Mesa, California
February 14, 2000

                              DDi CAPITAL AND DDi

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                   December 31,
                                      -----------------------------------------
                                        1998        1998       1999      1999
                                      ---------  ----------- --------  --------
                                                                         DDi
                                         DDi     DDi Capital   DDi     Capital
                                      ---------  ----------- --------  --------
               ASSETS
               ------

Current assets:
  Cash and cash equivalents.........  $   1,905   $   1,905  $    644  $    644
  Accounts receivable, net .........     34,764      34,764    42,774    42,774
  Income tax receivable.............      3,793       3,793       --        --
  Inventories.......................     12,615      12,615    20,209    20,209
  Prepaid expenses and other........      1,236       1,236     2,498     2,498
  Deferred tax asset................      4,816       4,816     5,215     5,215
                                      ---------   ---------  --------  --------
    Total current assets............     59,129      59,129    71,340    71,340
                                      ---------   ---------  --------  --------
Property, plant and equipment, net..     61,018      61,018    63,209    63,209
Debt issue costs, net...............     11,458      15,167     9,490    13,152
Goodwill and other intangibles,
 net................................    226,286     226,286   205,462   205,462
Other...............................        566         566       486       486
                                      ---------   ---------  --------  --------
                                      $ 358,457   $ 362,166  $349,987  $353,649
                                      =========   =========  ========  ========
   LIABILITIES AND STOCKHOLDERS'
              DEFICIT
   -----------------------------

Current liabilities:
  Current maturities of long-term
   debt and capital lease
   obligations......................  $   4,390   $   4,390  $  7,035  $  7,035
  Current portion of deferred
   interest rate swap income........        --          --      1,458     1,458
  Current maturities of deferred
   notes payable....................      2,788       2,788     2,514     2,514
  Revolving credit facility.........      7,000       7,000       --        --
  Accounts payable..................     14,612      14,612    18,055    18,055
  Accrued expenses..................     17,158      17,158    22,263    22,263
  Income tax payable................        --          --        894       894
                                      ---------   ---------  --------  --------
    Total current liabilities.......     45,948      45,948    52,219    52,219
                                      ---------   ---------  --------  --------
Long-term debt and capital lease
 obligations........................    358,150     426,955   351,227   428,944
Deferred interest rate swap income..        --          --      3,881     3,881
Deferred notes payable..............      3,743       3,743     1,448     1,448
Deferred tax liability..............     27,878      22,804    20,496    13,420
Other...............................        686         686       731       731
                                      ---------   ---------  --------  --------
    Total liabilities...............    436,405     500,136   430,002   500,643
                                      ---------   ---------  --------  --------
Commitments and contingencies (Note
 13)

Stockholders' deficit:
  Common stock......................          1           1         1         1
  Additional paid-in-capital........    245,531     194,737   251,943   199,829
  Accumulated deficit...............   (323,480)   (332,708) (331,959) (346,824)
                                      ---------   ---------  --------  --------
    Total stockholders' deficit.....    (77,948)   (137,970)  (80,015) (146,994)
                                      ---------   ---------  --------  --------
                                      $ 358,457   $ 362,166  $349,987  $353,649
                                      =========   =========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              DDi CAPITAL AND DDi

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                             Year Ended December 31,
                          -----------------------------------------------------------------
                            1997       1997       1998       1998       1999       1999
                          --------  ----------- --------  ----------- --------  -----------
                            DDi     DDi Capital   DDi     DDi Capital   DDi     DDi Capital
                          --------  ----------- --------  ----------- --------  -----------
Net sales...............  $ 78,756   $ 78,756   $174,853   $174,853   $292,493   $292,493
Cost of goods sold......    38,675     38,675    119,288    119,288    201,368    201,368
                          --------   --------   --------   --------   --------   --------
  Gross profit..........    40,081     40,081     55,565     55,565     91,125     91,125
Operating expenses
  Sales and marketing...     7,278      7,278     12,801     12,801     23,609     23,609
  General and
   administration.......     2,057      2,057      8,442      8,463     16,135     16,135
  Amortization of
   intangibles..........       --         --      10,899     10,899     22,262     22,262
  Restructuring and
   other related
   charges..............       --         --         --         --       7,000      7,000
  Stock compensation and
   related bonuses......    31,271     31,271        --         --         --         --
  Compensation to former
   CEO..................     2,149      2,149        --         --         --         --
  Write-off of acquired
   in-process research
   and development......       --         --      39,000     39,000        --         --
                          --------   --------   --------   --------   --------   --------
  Operating income
   (loss)...............    (2,674)    (2,674)   (15,577)   (15,598)    22,119     22,119
Interest expense (net),
 including interest paid
 to former stockholder
 of $756, $781 and $723
 in 1997, 1998 and 1999,
 respectively...........    17,852     25,196     27,483     35,320     32,482     41,450
                          --------   --------   --------   --------   --------   --------
  Loss before income
   taxes and
   extraordinary loss...   (20,526)   (27,870)   (43,060)   (50,918)   (10,363)  (19,331)
Income tax benefit
 (expense)..............     8,030     10,858       (471)     2,675      1,884      5,215
                          --------   --------   --------   --------   --------   --------
Loss before
 extraordinary loss.....   (12,496)   (17,012)   (43,531)   (48,243)    (8,479)   (14,116)
Extraordinary loss--
 early extinguishment of
 debt, net of income tax
 benefit of $1,104 and
 $1,480 in 1997 and
 1998, respectively.....    (1,588)    (1,588)    (2,414)    (2,414)       --         --
                          --------   --------   --------   --------   --------   --------
Net loss................  $(14,084)  $(18,600)  $(45,945)  $(50,657)  $ (8,479)  $(14,116)
                          ========   ========   ========   ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                      DDi

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     (In thousands, except share amounts)

                                                                                         Temporary Stockholders' Equity
                                                                                         -----------------------------------
                      Convertible
                    Preferred Stock    Common Stock    Additional                        Redeemable    Common
                    ----------------  ---------------   Paid-In   Accumulated              Common       Stock
                    Shares   Amount   Shares  Amount    Capital     Deficit     Total       Stock     Warrants      Total
                    ------  --------  ------  -------  ---------- ----------- ---------  ------------ ----------  ----------
Balance, December
31, 1996..........   6,601  $ 13,532   2,758  $ 5,301   $    --    $(133,612) $(114,779)  $   38,906  $   3,200   $   42,106
 Accretion of
 temporary equity
 to fair value....     --        --      --       --         --      (41,244)   (41,244)      38,094      3,150       41,244
 Compensation
 expense on
 vesting of
 options..........     --        --      --       --      21,220         --      21,220          --         --           --
 Equity exchanges,
 cancellations and
 distributions to
 stockholders.....  (6,601)  (13,532) (2,758)  (5,301)   (21,220)    (86,353)  (126,406)     (77,000)    (6,350)     (83,350)
 Issuance of
 common stock and
 contribution of
 capital by
 Holdings.........     --        --    1,000        1    138,744         --     138,745          --         --           --
 Net loss.........     --        --      --       --         --      (14,084)   (14,084)         --         --           --
                    ------  --------  ------  -------   --------   ---------  ---------   ----------  ---------   ----------
Balance, December
31, 1997..........     --        --    1,000        1    138,744    (275,293)  (136,548)         --         --           --
 Capital
 contribution from
 parent, net......     --        --      --       --     106,787         --     106,787          --         --           --
 Dividends paid...     --        --      --       --         --       (2,242)    (2,242)         --         --           --
 Net loss.........     --        --      --       --         --      (45,945)   (45,945)         --         --           --
                    ------  --------  ------  -------   --------   ---------  ---------   ----------  ---------   ----------
Balance, December
31, 1998..........     --        --    1,000        1    245,531    (323,480)   (77,948)         --         --           --
 Capital
 contribution from
 parent, net......     --        --      --       --       6,412         --       6,412          --         --           --
 Net loss.........     --        --      --       --         --       (8,479)    (8,479)         --         --           --
                    ------  --------  ------  -------   --------   ---------  ---------   ----------  ---------   ----------
Balance, December
31, 1999..........     --   $    --    1,000  $     1   $251,943   $(331,959) $ (80,015)  $      --   $     --    $      --
                    ======  ========  ======  =======   ========   =========  =========   ==========  =========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  DDi CAPITAL

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     (In thousands, except share amounts)

                                                                                         Temporary Stockholders' Equity
                                                                                         -----------------------------------
                      Convertible
                    Preferred Stock    Common Stock    Additional                        Redeemable    Common
                    ----------------  ---------------   Paid-In   Accumulated              Common       Stock
                    Shares   Amount   Shares  Amount    Capital     Deficit     Total       Stock     Warrants      Total
                    ------  --------  ------  -------  ---------- ----------- ---------  ------------ ----------  ----------
Balance, December
31, 1996..........   6,601  $ 13,532   2,758  $ 5,301   $    --    $(133,612) $(114,779)  $   38,906  $   3,200   $   42,106
 Accretion of
 temporary equity
 to fair value....     --        --      --       --         --      (41,244)   (41,244)      38,094      3,150       41,244
 Compensation
 expense on
 vesting of
 options..........     --        --      --       --      21,220         --      21,220          --         --           --
 Equity exchanges,
 cancellations and
 distributions to
 stockholders.....  (6,601)  (13,532) (2,758)  (5,301)   (21,220)    (86,353)  (126,406)     (77,000)    (6,350)     (83,350)
 Issuance of
 common stock and
 contribution of
 capital by
 Holdings.........     --        --    1,000        1     88,583         --      88,584          --         --           --
 Net loss.........     --        --      --       --         --      (18,600)   (18,600)         --         --           --
                    ------  --------  ------  -------   --------   ---------  ---------   ----------  ---------   ----------
Balance, December
31, 1997..........     --        --    1,000        1     88,583    (279,809)  (191,225)         --         --           --
 Capital
 contribution from
 parent, net......     --        --      --       --     106,154         --     106,154          --         --           --
 Dividends paid...     --        --      --       --         --       (2,242)    (2,242)         --         --           --
 Net loss.........     --        --      --       --         --      (50,657)   (50,657)         --         --           --
                    ------  --------  ------  -------   --------   ---------  ---------   ----------  ---------   ----------
Balance, December
31, 1998..........     --        --    1,000        1    194,737    (332,708)  (137,970)         --         --           --
 Capital
 contribution from
 parent, net......     --        --      --       --       5,092         --       5,092          --         --           --
 Net loss.........     --        --      --       --         --      (14,116)   (14,116)         --         --           --
                    ------  --------  ------  -------   --------   ---------  ---------   ----------  ---------   ----------
Balance, December
31, 1999..........     --   $    --    1,000  $     1   $199,829   $(346,824) $(146,994)  $      --   $     --    $      --
                    ======  ========  ======  =======   ========   =========  =========   ==========  =========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                              DDi CAPITAL AND DDi

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                               December 31,
                         -------------------------------------------------------------
                           1997       1997       1998       1998      1999      1999
                         ---------  ---------  ---------  ---------  -------  --------
                                       DDi                   DDi                DDi
                            DDi      Capital      DDi      Capital     DDi    Capital
                         ---------  ---------  ---------  ---------  -------  --------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net loss..............  $ (14,084) $ (18,600) $ (45,945) $ (50,657) $(8,479) $(14,116)
 Adjustments to
  reconcile net loss
  to net cash provided
  by operating
  activities:
   Write-off of
    acquired in-process
    research and
    development........        --         --      39,000     39,000      --        --
   Restructuring and
    other related
    charges............        --         --         --         --     7,000     7,000
   Expense allocation
    from Parent........        --         --         719        719      --        --
   Depreciation........      2,568      2,568      9,212      9,212   14,413    14,413
   Amortization of debt
    issuance costs and
    discount...........      6,629     13,972      5,689     13,527    1,963    10,931
   Amortization of
    goodwill and
    intangible assets..        --         --      10,899     10,899   22,262    22,262
   Amortization of
    deferred interest
    rate swap income...        --         --         --         --      (724)     (724)
   Deferred income
    taxes..............     (1,875)    (3,834)      (419)    (3,565)  (3,131)   (6,462)
   Stock compensation
    expense............     21,271     21,271        --         --       --        --
 Change in operating
  assets and
  liabilities, net of
  acquisitions:
   (Increase) decrease
    in accounts
    receivable.........     (2,249)    (2,249)       196        196  (7,703)   (7,703)
   (Increase) decrease
    in inventories.....       (397)      (397)         5          5   (9,813)   (9,813)
   (Increase) decrease
    in prepaid expenses
    and other..........       (905)      (905)     3,622      3,642   (1,497)   (1,497)
   Increase (decrease)
    in current income
    taxes..............     (7,889)    (8,757)     4,744      4,744    4,687     4,687
   Increase (decrease)
    in accounts
    payable............      1,106      1,106     (3,943)    (3,943)   3,227     3,227
   Increase (decrease)
    in accrued
    expenses...........      4,924      4,924     (4,880)    (4,880)   2,607     2,607
                         ---------  ---------  ---------  ---------  -------  --------
     Net cash provided
      by operating
      activities.......      9,099      9,099     18,899     18,899   24,812    24,812
                         ---------  ---------  ---------  ---------  -------  --------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Purchases of
  equipment............     (6,000)    (6,000)   (15,925)   (15,925) (18,225)  (18,225)
 Acquisition of NTI,
  less cash acquired...    (38,948)   (38,948)       --         --       --        --
 NTI acquisition-
  related
  expenditures.........        --         --        (218)      (218)     --        --
 Merger with DCI, less
  cash acquired........        --         --    (178,670)  (178,670)     --        --
 DCI merger-related
  expenditures.........        --         --         --         --      (323)     (323)
                         ---------  ---------  ---------  ---------  -------  --------
     Net cash used in
      investing
      activities.......    (44,948)   (44,948)  (194,813)  (194,813) (18,548)  (18,548)
                         ---------  ---------  ---------  ---------  -------  --------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Proceeds from the
  issuance of Bridge
  Loans................     85,000    140,000        --         --       --        --
 Repayment of Bridge
  Loans................    (85,000)  (140,000)       --         --       --        --
 Proceeds from
  issuance of long-
  term debt............    216,400    276,455    255,000    255,000      --        --
 Payments on long-term
  debt.................    (99,300)   (99,300)  (106,089)  (106,089)  (3,263)   (3,263)
 Net borrowings
  (repayments) on the
  revolving credit
  facility.............        --         --       7,000      7,000   (7,000)   (7,000)
 Payments of debt
  issuance and capital
  costs................    (12,995)   (19,469)    (7,529)    (7,529)     --        --
 Payments of deferred
  note payable.........        --         --      (1,611)    (1,611)  (2,569)   (2,569)
 Principal payments on
  capital lease
  obligations..........       (459)      (459)      (809)      (809)  (1,016)   (1,016)
 Cash dividends paid...       (128)      (128)    (2,242)    (2,242)     --        --
 Redemption of Old
  Common Stock.........   (188,143)  (188,143)       --         --       --        --
 Capital contribution
  from Parent, net.....    125,682     72,101     32,822     32,822      261       261
 Payments of escrow
  payable to redeemed
  shareholders.........        --         --      (4,100)    (4,100)     --        --
 Proceeds from
  interest rate
  swaps................        --         --         --         --     6,062     6,062
                         ---------  ---------  ---------  ---------  -------  --------
     Net cash provided
      by (used in)
      financing
      activities.......     41,057     41,057    172,442    172,442   (7,525)   (7,525)
                         ---------  ---------  ---------  ---------  -------  --------
Net increase (decrease)
 in cash and cash
 equivalents...........      5,208      5,208     (3,472)    (3,472)  (1,261)   (1,261)
Cash and cash
 equivalents, beginning
 of year...............        169        169      5,377      5,377    1,905     1,905
                         ---------  ---------  ---------  ---------  -------  --------
Cash and cash
 equivalents, end of
 year..................  $   5,377  $   5,377  $   1,905  $   1,905  $   644  $    644
                         =========  =========  =========  =========  =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              DDi CAPITAL AND DDi

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (In thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

  The consolidated financial statements include the accounts of DDi Capital Corp. ("DDi Capital") and its wholly-owned subsidiary Dynamic Details, Incorporated and subsidiaries ("DDi"). As used herein, the "Company" means DDi Capital and its wholly owned subsidiaries including DDi as the context requires. DDi Capital became wholly owned by DDi Holdings Corp. ("Holdings") by virtue of a series of transactions related to the financing of the recapitalization (the "Recapitalization") which are described below. In connection with the merger with DCI as described in Note 14, DDi Capital became a wholly owned subsidiary of DDi Intermediate Holdings Corp. ("Intermediate"), a wholly owned subsidiary of Holdings.

  In connection with the Recapitalization (as defined below), DDi Corp. (f/k/a DDi Holdings Corp. or "Holdings") incorporated DDi as a wholly owned subsidiary and contributed substantially all of its assets, subject to certain liabilities, to DDi. In November 1997, Holdings organized DDi Capital as a wholly-owned subsidiary, and in February 1998, contributed substantially all its assets (including all of the shares of common stock of DDi), subject to certain liabilities, including discount notes (as described in Note 6, the "Capital Senior Discount Notes"), to DDi Capital. Other than the Capital Senior Discount Notes, related debt issue costs and deferred tax balances, all the assets and liabilities of DDi Capital are those of DDi. The transactions above were between entities under common control, and accordingly, the historical basis of the assets and liabilities of Holdings, DDi Capital and DDi were not affected. In addition, the DDi Capital consolidated financial statements have been prepared as if the contribution of Holdings' assets and liabilities to DDi Capital in exchange for its common stock occurred in connection with the Recapitalization.

  The consolidated financial statements of DDi include the accounts of its wholly owned subsidiaries Colorado Springs Circuits Inc. ("NTI") (d/b/a Dynamic Details, Inc.--Colorado Springs) commencing on December 22, 1997 (date of acquisition) and Dynamic Circuits, Inc. ("DCI") (d/b/a Dynamic Details, Inc.--Silicon Valley) commencing on July 23, 1998 (date of merger). All intercompany transactions have been eliminated in consolidation.

  Recapitalization--On October 28, 1997, the Recapitalization of Holdings took place as follows: (i) DI Acquisition Corp. ("DIA"), a transitory merger corporation, was capitalized with a $62.4 million investment from (a) investment funds associated with Bain Capital, Inc. ($46.3 million), (b) Chase Manhattan Capital, L.P. and its affiliates ("CMC") ($11.2 million) and
(c) other investors ($4.9 million); (ii) DIA, which had no operations and was formed solely for the purpose of effecting the Recapitalization, merged with and into Holdings with Holdings surviving the merger; (iii) certain stockholders and option holders of Holdings received an aggregate amount of cash equal to approximately $184.3 million (plus future escrow payments of approximately $8.6 million); (iv) CMC retained approximately 7.7% of the fully diluted equity of Holdings, and certain other stockholders of Holdings retained approximately 2.8%, of the fully-diluted equity of Holdings (in each case after giving effect to the Recapitalization and related transactions);
(v) management retained approximately 17.1% (including certain options to acquire shares of common stock of Holdings) of the fully-diluted equity of Holdings and acquired additional shares and options to acquire additional shares representing 10.4% of the fully-diluted equity of Holdings (in each case after giving effect to the Recapitalization and related transactions);
(vi) the Company obtained $140 million of bridge loans and (vii) the Company obtained borrowings under DDi's senior term facility (as described in Note 5, the "Senior Term Facility") of $91.4 million. The existing shareholders prior to the Recapitalization retained in excess of 20% of the fully diluted common stock of Holdings after the Recapitalization and, accordingly, push-down accounting was not reflected in the accompanying consolidated financial statements as permitted by Staff Accounting Bulletin No. 54

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)

of the Securities and Exchange Commission. The merger of DIA referred to above was reflected in the accompanying consolidated financial statements as a Recapitalization and, accordingly, the historical bases of the Company's assets and liabilities were not affected.

Nature of Business

  The Company is a leading provider of time-critical, technologically advanced design, development and manufacturing services to original equipment manufacturers and electronics manufacturing service providers, primarily involving complex printed circuit boards. The Company serves over 1,400 customers, primarily in the United States, in the telecommunications, computer and networking industries.

2. SIGNIFICANT ACCOUNTING POLICIES

  Cash and cash equivalents--Management defines cash and cash equivalents as highly liquid deposits with a remaining maturity of 90 days or less. The Company maintains cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe that as a result of this concentration it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

  Inventories--Inventories include freight-in, materials, labor and manufacturing overhead costs and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

  Property, plant and equipment--Property, plant and equipment are stated at cost or in the case of property, plant and equipment acquired through business combinations, at fair value based upon allocated purchase price at the acquisition date. Depreciation is provided over the estimated useful lives of the assets using both the straight-line and accelerated methods. For leasehold improvements, amortization is provided over the shorter of the estimated useful lives of the assets or the lease term and included in the caption depreciation expense. See Note 5 for additional information.

  Debt issue costs and debt discounts--The Company deferred certain debt issue costs relating to the establishment of its various debt facilities and the issuance of its debt instruments (see Note 6). These costs are capitalized and amortized over the expected term of the related indebtedness using the effective interest method.

  The Company issued the Capital Senior Discount Notes (as defined in Note 6) at a discount. Discounts are reflected in the accompanying balance sheets as a reduction of face value and are amortized over the expected term of the related indebtedness using the effective interest method. Amortization included as interest expense amounted to approximately $0.9 million, $7.8 million and $ 8.9 million for the years ended December 31, 1997, 1998 and 1999, respectively.

  Goodwill and identifiable intangibles--The Company amortizes the goodwill recorded as a result of the acquisition of NTI and the merger with DCI (see
Note 14) on a straight-line basis over 25 years and 20 years, respectively from the date of each transaction. Management believes that the estimated useful lives established at the dates of each transaction were reasonable based on the economic factors applicable to each of the businesses. Identifiable intangibles represent assets acquired through business combinations, and are stated at their fair values based upon purchase price allocations as of the transaction date. At December 31, 1998 and 1999, these assets are primarily comprised of developed technologies, customer relationships/ tradenames, and assembled workforce. The developed technology assets are being charged to income over their estimated useful lives of 10 years, using an accelerated method of amortization, reflective of the relative contribution of each

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)

developed technology in periods following the acquisition date. The customer relationships/tradenames and assembled workforce assets will be amortized on a straight-line basis over their estimated useful lives of 18 years and 4 years, respectively. As of December 31, 1998 and 1999, the accumulated amortization related to goodwill and identifiable intangibles was approximately $10.9 million and $33.1 million, respectively.

  Revenue recognition--The Company recognizes revenue from the sale of its products upon shipment to its customers. The Company provides a normal warranty on its products and accrues an estimated amount for this expense at the time of the sale.

  Concentration of credit risk--Financial instruments which potentially expose the Company to concentration of credit risk consist principally of trade accounts receivable. To minimize this risk, the Company performs ongoing credit evaluations of customers' financial condition and maintains reserves; the Company, however, generally does not require collateral. In 1999, no individual customer accounted for 10% or more of the Company's net sales. As of December 31, 1999, one individual customer accounted for 10% of the Company's total receivables. On a pro forma basis (assuming the merger with DCI occurred at the beginning of 1998) for the year ended December 31, 1998, no individual customer accounted for 10% or more of the Company's net sales; and as of December 31, 1998, no individual customer accounted for 10% or more of the Company's total accounts receivable. In 1997, a significant portion of the Company's sales were made to two customers. One of these customers accounted for 13% of the Company's total sales in 1997, with the second customer accounting for 10%.

  Environmental matters--The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. To date, such costs have not been material (see Note 13).

  Income taxes--The Company records on its balance sheet deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in different periods for financial statement purposes versus tax return purposes. Management provides a valuation allowance for net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered through future operations (see Note 12). Subsequent to the Recapitalization, the Company is included as part of the consolidated tax return filed by Holdings. For financial statement purposes, each of DDi and DDi Capital has provided for income taxes as if it were filing separately throughout each year.

  Long-lived assets--The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets, including goodwill, be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the assets with the estimated undiscounted cash flows associated with them. If an impairment exists, the Company measures the impairment utilizing discounted cash flows.

  Derivative financial instruments--The Company has only limited involvement with derivative financial instruments. As of December 31, 1998, the Company had entered into interest rate exchange agreements ("Swap Agreements") to reduce the risk of fluctuations in interest rates applicable to its Senior Term Facility (see Note 6). In January 1999, the Company elected to modify the terms of its Swap Agreements, resulting in no gain or loss. In June 1999, the Company elected to terminate and concurrently replace its Swap Agreements (as modified). The gain recognized from the termination of the Swap Agreements, along with the proceeds received from the execution of the new interest rate exchange agreements ("New Swap Agreements") will be amortized over the term of the respective Swap Agreements using the effective interest method. Amounts to be paid to/(received from) counterparties under its interest rate exchange agreements are reflected as increases/ (decreases) to periodic interest expense (see Note 8).

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)


  Stock options--The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for compensation cost related to stock option plans and other forms of stock-based compensation plans. The Company has elected to provide the pro forma disclosures as if the fair value based method had been applied. In accordance with SFAS No. 123, the Company applies the intrinsic value based method of accounting defined under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), and accordingly, does not recognize compensation expense for its plans to the extent employee options are issued at exercise prices equal to or greater than the fair market value at the date of grant.

  Use of estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and their reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications--Certain prior year amounts have been reclassified to conform with the 1999 presentation.

  Recently issued accounting standards--In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes requirements for reporting and disclosure of comprehensive income and its components. This statement became effective for the Company's fiscal year ending December 31, 1998. For 1998 and 1999, the Company has no elements which give rise to reporting comprehensive income.

  In June 1997, the FASB also issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 modifies the disclosure requirements for reportable operating segments. This statement became effective for the Company's fiscal year ending December 31, 1998. This pronouncement currently has had no significant impact on the reporting practices of the Company since its adoption. Until such time as the Company diversifies its operations, management believes such pronouncement will not be applicable.

  In addition, in June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137, issued by the FASB in July 1999, establishes a new effective date for SFAS No. 133. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2001. Based upon the nature of the financial instruments and hedging activities in effect as of the date of this filing, this pronouncement would require the Company to reflect the fair value of its derivative instruments (see Note 8) on the consolidated balance sheet. Changes in fair value of these instruments will be reflected as a component of comprehensive income. The Company will adopt SFAS No. 133 effective January 1, 2001.

3. ACCOUNTS RECEIVABLE

  Accounts receivable, net consist of the following:

                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
     Accounts receivable...................................... $36,192  $44,358
     Less: Allowance for doubtful accounts....................  (1,428)  (1,584)
                                                               -------  -------
                                                               $34,764  $42,774
                                                               =======  =======

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)


4. INVENTORIES

  Inventories consist of the following:

                                                                  December 31,
                                                                 ---------------
                                                                  1998    1999
                                                                 ------- -------
     Raw materials.............................................. $ 6,628 $11,828
     Work-in-process............................................   4,406   5,601
     Finished goods.............................................   1,581   2,780
                                                                 ------- -------
                                                                 $12,615 $20,209
                                                                 ======= =======

5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following:

                                                               December 31,
                                                             ------------------
                                                               1998      1999
                                                             --------  --------
   Buildings and leasehold improvements..................... $ 17,255  $ 18,245
   Machinery and equipment..................................   61,441    73,092
   Office furniture and equipment...........................    8,352    11,538
   Vehicles.................................................      240       250
   Land.....................................................    2,235     2,235
   Deposits on equipment....................................    2,712     3,902
                                                             --------  --------
                                                               92,235   109,262
   Less: accumulated depreciation...........................  (31,217)  (46,053)
                                                             --------  --------
                                                             $ 61,018  $ 63,209
                                                             ========  ========

  The depreciable lives assigned to buildings are 30-40 years. Existing leaseholds are depreciated over 7-15 years. Machinery, office furniture, equipment and vehicles are each depreciated over 3-7 years. Deposits are not depreciated as the related asset has not been placed into service.

  Buildings and leasehold improvements include capital leases of approximately $5.1 million with related accumulated depreciation of $1.5 million and $2.0 million at December 31, 1998 and 1999, respectively. Machinery and equipment includes capital leases of approximately $4.2 million with related accumulated depreciation of $1.1 million and $1.6 million at December 31, 1998 and 1999, respectively.

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)


6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

  Long-term debt and capital lease obligations consist of the following:

                                        December 31, 1998   December 31, 1999
                                        ------------------  ------------------
                                                    DDi                 DDi
                                          DDi     Capital     DDi     Capital
                                        --------  --------  --------  --------
   Senior Term Facility...............  $255,000  $255,000  $251,738  $251,738
   10.0% Senior Subordinated Notes....   100,000   100,000   100,000   100,000
   12.5% Capital Senior Discount
    Notes, face amount $110,000 net of
    unamortized discount of $41,195
    and $32,283 at December 31, 1998
    and 1999, respectively............       --     68,805       --     77,717
   Capital lease obligations..........     7,540     7,540     6,524     6,524
                                        --------  --------  --------  --------
                                         362,540   431,345   358,262   435,979
   Less: current maturities...........    (4,390)   (4,390)   (7,035)   (7,035)
                                        --------  --------  --------  --------
                                        $358,150  $426,955  $351,227  $428,944
                                        ========  ========  ========  ========

Senior Credit Facility

  In connection with the merger with DCI (see Note 14), DDi entered into an agreement with a co-syndication of banks, including Chase Manhattan Bank, N.A. and Bankers Trust Company. Borrowings under this agreement consist of the Senior Term Facility and the Revolving Credit Facility (collectively, the "Senior Credit Facility"). Under the terms of this agreement, DDi must comply with certain restrictive covenants, which include the requirement that DDi meet certain financial tests. In addition, DDi is restricted from making certain payments, including dividend payments to its stockholders. The Senior Credit Facility is jointly and severally guaranteed by Intermediate and DDi Capital, and is collateralized by a pledge of substantially all of the capital stock of DDi and certain of its subsidiaries. The Senior Credit Facility expires in April 2005.

 Senior Term Facility

  Under the Senior Term Facility, $255 million ($105 million under Tranche A and $150 million under Tranche B) was advanced to DDi in connection with the merger with DCI (see Note 14) on July 23, 1998. Scheduled principal and interest payments are due quarterly beginning June 30, 1999 (other than with respect to the last installment, which is due on July 22, 2004 and April 22, 2005 for Tranche A and Tranche B, respectively). Borrowings under the Senior Term Facility bear interest at a floating rate at DDi's option at a rate equal to either (1) 2.25%, for Tranche A, and 2.50%, for Tranche B, per annum plus the applicable LIBOR rate or (2) 1.25%, for Tranche A, and 1.50%, for Tranche B, per annum plus the higher of (a) the applicable prime lending rate of The Chase Manhattan Bank (8.5% at December 31, 1999) or (b) the federal reserve reported overnight funds rate plus 1/2 of 1% per annum (the "Index Rate"). The applicable margin of 2.25% for Tranche A is subject to reduction in accordance with an agreed upon pricing grid based on decreases in the Company's consolidated leverage ratio, defined as consolidated total debt to consolidated EBITDA (earnings before net interest expense, income taxes, depreciation, amortization and extraordinary or non-recurring expenses). As of December 31, 1999, the Company elected the LIBOR rate (6.5% at December 31,
1999), reset monthly.

 Revolving Credit Facility

  DDi also has a $45.0 million Revolving Credit Facility for revolving credit loans, letters of credit and swing line loans which expires on July 22, 2004. Advances under the Revolving Credit Facility bear interest at DDi's

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)

option at a rate equal to either (1) 2.25% per annum plus the applicable LIBOR rate or (2) 1.25% per annum plus the Index Rate. In addition, DDi is required to pay a fee of 1/2 of 1% per annum on the average unused commitment under the Revolving Credit Facility. At December 31, 1998, DDi had borrowings outstanding of $7.0 million on this Revolving Credit Facility. At December 31, 1999, DDi had no borrowings outstanding on this Revolving Credit Facility and had $0.7 million reserved against the Revolving Credit Facility for a letter of credit. The Company intends to paydown the balance from time-to-time, therefore it is classified as current in the accompanying consolidated balance sheet. As of December 31, 1999, the Company elected the LIBOR rate (6.5% at December 31, 1999), reset monthly.

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

Capital Senior Discount Notes

  In 1997, subsequent to the Recapitalization, DDi Capital issued $110 million face amount at maturity (net proceeds of $60.1 million) of senior discount notes ("Capital Senior Discount Notes"), and DDi Capital later succeeded to Holdings obligations under the Capital Senior Discount Notes. The Capital Senior Discount Notes are unsecured, senior obligations and will be effectively subordinated to all future indebtedness and liabilities of DDi Capital's subsidiaries. The Capital Senior Discount Notes begin bearing cash interest of 12.5% at November 15, 2002, payable each May 15 and November 15 in arrears, through the maturity date of November 15, 2007.

  Except as described below, DDi Capital may not redeem the Capital Senior Discount Notes prior to November 15, 2002. Prior to November 15, 2000, however, up to 40% of the Capital Senior Discount Notes, at a redemption price of 112.5% of the accreted principal amount thereof, plus accrued and unpaid interest, may be redeemed at DDi Capital's option with the net proceeds of the sale in public offerings of common stock of Holdings (provided that at least 60% of the original principal amount of the Capital Senior Discount Notes remains outstanding immediately after such redemption). On or after November 15, 2002, the Capital Senior Discount Notes may be redeemed at the option of DDi Capital, in whole or in part from time to time, at redemption prices ranging from 106.25% of accreted principal amount in the year ended November 15, 2002 to 100% of accreted principal amount subsequent to November 15, 2005, plus accrued and unpaid interest.

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)


  The Capital Senior Discount Note indenture also contains covenants that restrict the Company from incurring additional indebtedness and from making certain payments, including dividend payments to its stockholders.

Intermediate Senior Discount Notes

   In July 1998, Intermediate issued senior discount notes ("Intermediate Senior Discount Notes") in conjunction with the merger to DCI (see Note 14), the proceeds of which amounted to approximately $33 million and were contributed through DDi Capital to DDi. The Intermediate Senior Discount Notes are unsecured, senior obligations and will be effectively subordinated to all future indebtedness and liabilities of Intermediate's subsidiaries. These notes accrete in value at a rate of 13.5%, compounded semi-annually and have a stated maturity of June 30, 2008. These notes have a stated principal at maturity of approximately $67 million, although approximately 43% of the stated principal amount of the debt is due December 2003. Cash interest begins accruing as of June 30, 2003 and will be payable each June 30 and December 31, in arrears, commencing December 31, 2003 through the maturity date. This debt is redeemable at Intermediate's option, in whole or in part, at any time, at redemption prices which decrease throughout the life of the debt. Prior to June 30, 2003, the redemption price is an amount sufficient to generate, to the holders of this debt, an internal rate of return per annum on the initial offering price ranging from 18% to 20%. Subsequent to June 30, 2003, the redemption prices range from 106.75% of accreted principal, decreasing 2.25% per annum to 100% of accreted principal subsequent to June 30, 2006, plus accrued but unpaid interest.

  The Intermediate Senior Discount Notes also provide that the holders of such notes may require Intermediate to repurchase the notes upon a qualifying public offering or a change of control (each as defined in such Note Purchase Agreement) at the specified prices. As the repayment of the Intermediate Senior Discount Notes is the obligation of Intermediate, the carrying amount of the associated liability is reflected in the books and records of Intermediate and, therefore, not included in the consolidated financial statements of the Company. Although the Intermediate Senior Discount Notes do not require principal or interest payments until December 2003, Intermediate does not have, and may not in the future have, any assets other than the common stock of DDi Capital. The net cash flows from the Company are currently the only source of cash to repay the obligations under the Intermediate Senior Discount Notes.

  The Intermediate Senior Discount Note indenture also contains covenants limiting, among other things, dividends, asset sales, and transactions with affiliates. These restrictions apply both to Intermediate and its subsidiaries.

Debt Issue Costs

  In connection with obtaining the Senior Subordinated Notes and Senior Credit Facility, DDi incurred approximately $12.8 million in fees which have been capitalized as debt issue costs. Additionally, in connection with the issuance of the Capital Senior Discount Notes, DDi Capital incurred approximately $3.5 million in debt issue costs. Accumulated amortization as of December 31, 1998 and 1999 for DDi was approximately $1.4 million and $3.3 million, respectively and for DDi Capital was approximately $1.5 million and $3.4 million, respectively. During 1997, certain debt was retired and the net carrying amount of the related debt issue costs was written off, resulting in an extraordinary loss of $1.6 million, net of related income taxes of $1.1 million. During 1998, certain debt was retired and the net carrying amount of the related debt issue costs was written off, resulting in an extraordinary loss of $2.4 million, net of related income taxes of $1.5 million.

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)


Change of Control

  Upon a change in control, as defined in the Senior Subordinated Note and the Capital Senior Discount Note indentures, DDi or DDi Capital may redeem the Senior Subordinated Notes or the Capital Senior Discount Notes, respectively, in whole, but not in part, before November 15, 2002 at 100% of principal in the case of the Senior Subordinated Notes, or 100% of the accreted value in the case of the Capital Senior Discount Notes, plus the applicable premium, as defined in the Senior Subordinated Note and the Capital Senior Discount Note indentures, and accrued and unpaid interest as of the date of redemption. In the event the Company does not elect to redeem the notes prior to such date, each holder of the Subordinated Notes and Capital Senior Discount Notes may require DDi or DDi Capital, respectively, to repurchase all or a portion of such holder's notes at a cash purchase price equal to 101% of the principal amount or the accreted value, plus accrued and unpaid interest if any, to the date of repurchase. The Senior Credit Facility provides that the occurrence of such a change in control constitutes an event of default, which could require the immediate repayment of Senior Credit Facility.

Exchange Offer

  On March 24, 1998, DDi Capital and DDi consummated exchange offers of previously unregistered Capital Senior Discount Notes and Senior Subordinated Notes for registered notes (with terms identical in all material respects) on Form S-4 under the Securities Act of 1933, as amended.

Related Party Transactions

  In connection with the Recapitalization and related transactions subsequent thereto, CMC, a shareholder of Holdings, and its affiliates The Chase Manhattan Bank, N.A. ("Chase") and Chase Securities Inc. were paid fees and expenses aggregating approximately $16 million and CMC and Chase received common stock warrants valued at approximately $3.4 million (see Note 11).

  In conjunction with the merger with DCI in 1998 (see Note 14), Chase acted as collateral, co-syndication, and administrative agent with regard to the establishment of the Senior Credit Facility. In this capacity, Chase received $2.4 million in fees. Chase also participates as a lender in the syndication, and is a counterparty to one of the Company's interest rate exchange agreements, under terms similar to those of the other participants and counterparties.

  The Company has a management agreement with Bain Capital Partners V, L.P. ("Bain"), an affiliate of Bain Capital Funds, the controlling shareholders of Holdings, under which Bain is entitled to management fees (see Note 13).

Future Payments

  As of December 31, 1999, the scheduled future annual principal payments of long-term debt are as follows:

                                                                          DDi
                                                                 DDi    Capital
                                                               -------- --------
     Year Ending December 31,
       2000................................................... $  5,925 $  5,925
       2001...................................................   19,838   19,838
       2002...................................................   25,875   25,875
       2003...................................................   32,175   32,175
       2004...................................................   72,225   72,225
       Thereafter.............................................  195,700  305,700
                                                               -------- --------
                                                               $351,738 $461,738
                                                               ======== ========

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1998    1999
                                                                ------- -------
     Accrued salaries and related benefits..................... $ 4,253 $ 7,347
     Accrued interest payable..................................   1,438   1,307
     Accrued restructuring charges.............................     --    2,600
     Other accrued expenses....................................   7,567   7,109
     Escrow payable to redeemed stockholders...................   3,900   3,900
                                                                ------- -------
                                                                $17,158 $22,263
                                                                ======= =======

8. DERIVATIVES

  Pursuant to its interest rate risk management strategy and to certain requirements imposed by the Company's Senior Credit Facility (see Note 6), the Company entered into two interest rate exchange agreements ("Swap Agreements"), effective October 1, 1998. Together these agreements represented an effective cash flow hedge of the variable rate of interest (1-month LIBOR) paid under the Senior Term Facility, minimizing exposure to increases in interest rates related to this debt over its scheduled term. Under the Swap Agreements, the Company received a variable rate of interest (1-month LIBOR) and paid a fixed rate of interest (blended annual rate of 5.27%). These rates were applied to a notional amount ($255 million from October 1 through December 31, 1998) which decreases at such times, and in such amounts, as to conform with the principal outstanding under the Senior Term Facility through its scheduled maturity in 2005. In January 1999, the Company and each counterparty agreed to modify certain features of the Swap Agreements. In return for a reduction in the blended fixed rate of interest paid by the Company (to 4.96% per annum), the counterparties were granted the option to terminate their respective agreements on January 31, 2002.

  In June 1999, the Company elected to terminate and concurrently replace the Swap Agreements. The Company received cash proceeds of approximately $6.1 million from these transactions which will be recognized as a reduction to interest expense. Of this amount, approximately $5.6 million represents the gain from the termination of the Swap Agreements and will therefore be amortized through January 2002, the original scheduled maturity of the Swap Agreements. The remaining $0.5 million represents proceeds from the execution of the new interest rate exchange agreements ("New Swap Agreements") and will be amortized into interest expense using the effective interest method through April 2005, over the term of the New Swap Agreements. It is anticipated that the impact of this amortization will not materially affect interest expense in any period.

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

  As a result of the termination and replacement of the Swap Agreements, the maximum rate of interest to be paid has increased through January 31, 2002. The New Swap Agreements, however, provide the Company with greater protection against increases in interest rates from January 31, 2002 through the maturity of the Senior

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)

Term Facility in 2005, since the New Swap Agreements do not contain an option, which was available to the counterparties of the Swap Agreements, to terminate the agreements on January 31, 2002. Counterparty risk is limited to amounts to be reflected in the Company's consolidated balance sheet. This risk is minimized and is expected to be immaterial to the Company's consolidated results of operations as the New Swap Agreements provide for monthly settlement of the net interest owing. Further, each counterparty to the New Swap Agreements carries at least a "single-A" credit rating. The impact of the interest rate exchange agreements on the Company's interest expense was not material.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The fair value of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities and variable rate debt approximate book value as of December 31, 1998 and 1999. As of December 31, 1998 and 1999, the fair value of the Company's Senior Subordinated Notes, Capital Senior Discount Notes and Swap Agreements were different from their carrying values. The fair values of the Company's Senior Subordinated Notes and Capital Senior Discount Notes are estimated based on their quoted market prices. The fair value of the Company's Swap Agreements as December 31, 1998 and 1999 is based on the difference between the Company's interest rate as determined by the Swap Agreements and the market interest rate for swaps with the same contractual terms as of December 31, 1998 and 1999, respectively.

  The estimated fair values of the Company's financial instruments are as follows:

                                          December 31, 1998   December 31, 1999
                                          -----------------  -------------------
                                          Carrying   Fair    Carrying
                                           Amount   Value     Amount  Fair Value
                                          -------- --------  -------- ----------
Variable rate debt:
  Revolving Credit Facility.............. $  7,000 $  7,000  $    --   $    --
  Senior Term Facility................... $255,000 $255,000  $251,738  $251,738
Fixed rate debt:
  10% Senior Subordinated Notes.......... $100,000 $ 96,000  $100,000  $ 92,500
  Capital Senior Discount Notes.......... $ 68,805 $ 61,600  $ 77,717  $ 57,200
  Swap Agreements........................ $    --  $ (1,081) $    --   $  1,346

10. CAPITAL LEASE OBLIGATIONS

  The Company leases certain facilities and equipment under capital lease obligations bearing implicit interest rates ranging from 8% to 12%. The terms of the lease require monthly payments of approximately $152 including interest at December 31, 1999. Certain leases contain an option for the Company to renew for an additional term at the end of the initial term and an option to purchase the facilities and equipment at their fair values at the end of the initial term and at the end of the second term.

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)


Future Payments

  Aggregate annual maturities of capital lease obligations (for periods subsequent to December 31, 1999) are as follows:

                                          Total      Less Amounts Present Value
                                         Minimum     Representing of Net Minimum
                                      Lease Payments   Interest   Lease Payments
                                      -------------- ------------ --------------
   Year ending December 31,
     2000............................    $ 1,835        $  725        $1,110
     2001............................      1,831           607         1,224
     2002............................      1,522           481         1,041
     2003............................      1,298           371           927
     2004............................      1,298           253         1,045
     Thereafter......................      1,298           121         1,177
                                         -------        ------        ------
                                         $ 9,082        $2,558        $6,524
                                         =======        ======        ======

11. STOCKHOLDERS' EQUITY

Old Common Stock, Preferred Stock and Additional Paid-in Capital

  At December 31, 1996 and immediately prior to the Recapitalization, the Company's stockholders' equity consisted of the following: (i) 100,000 authorized shares of no par value common stock ("Old Common") with approximately 9,717 shares outstanding; (ii) 100,000 authorized shares of no par value convertible preferred stock with approximately 6,601 shares outstanding. Due to the existence of a put option for 6,959 common shares, the estimated fair value of these shares was accreted to estimated fair value and was classified as temporary stockholders' equity. The estimated fair value of the Old Common at December 31, 1996 was approximately $5,590 per share and at the date of the Recapitalization was approximately $11,308. The Old Common, preferred stock and common stock purchase warrants were canceled as part of the Recapitalization.

Recapitalization

  In connection with the Recapitalization, the Company accelerated the vesting of all outstanding options to purchase shares of its Old Common and made such options immediately exercisable. Certain members of management then exercised approximately 1,374 options granted under the Company's 1996 Performance Stock Option Plan (the "1996 Stock Option Plan"), to purchase an equal number of shares of Old Common. In addition, the convertible preferred stock and the Old Common purchase warrants were converted into 565 shares of Old Common. Holdings then: (i) redeemed and canceled approximately 16,232 shares of Old Common and options to purchase 64 shares of Old Common options granted under the Company's 1996 Employee Stock Option Plan (the "1996 Employee Plan") at a redemption price of approximately $11,308 per share, plus future escrow payments estimated at $508 per share or $8.6 million in the aggregate at December 31, 1997, payable by March 31, 1999; (ii) canceled all remaining options authorized but ungranted under the 1996 option plans; (iii) converted the remaining approximately 1,938 shares of Old Common into approximately 438,326 shares and approximately 54,175 shares of Class A common stock and Class L common stock, respectively, of Holdings and (iv) converted the remaining approximately 513 unexercised options to purchase shares of Old Common into options to purchase approximately 116,158 shares and approximately 14,357 shares of Class A common stock and Class L common stock, respectively, of Holdings. The escrow payment described above represents the distribution by the Company to all shareholders of record as of the Recapitalization date, of the income tax benefit received by the Company as a result of the compensation expense recorded for the accelerated vesting of options to purchase shares of Old Common. At December 31, 1999, approximately 41,817 options to purchase

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)

shares of Class A common stock at $0.96 per share and approximately 14,537 options to purchase shares of Class L common stock at $70.19 per share remain outstanding and fully vested.

Common Stock Warrants

  As part of the financing associated with the Recapitalization, warrants were granted to affiliates of The Chase Manhattan Bank (Note 6) to purchase 70,211 shares of Class A common stock of Holdings and 8,678 shares of Class L common stock of Holdings. Each warrant entitled the holder thereof to purchase a unit, at $.09 per unit, consisting of 8.09 shares of Class A common stock of Holdings and one share of Class L common stock of Holdings. Such warrants are exercisable through October 2007. A fair value of $3,420 was ascribed to the warrants and recorded as a debt discount.

  In connection with the DCI Merger (see Note 14), warrants were granted to purchase 69,599 shares of Class A common stock at $61.17 per share. Such warrants are exercisable through July 22, 2008.

Common Stock

  Subsequent to the above shareholder transactions, Holdings incorporated DDi with 100 shares and contributed capital of $138.7 million, consisting primarily of the assets of Holdings, subject to certain liabilities, excluding the Discount Notes and related financing fees. In addition, subsequent to the Recapitalization, Holdings incorporated DDi Capital with 1,000 shares of common stock and contributed capital of $88.6 million, consisting primarily of all of the shares of capital stock of DDi subject to certain liabilities, including the Discount Notes and related financing fees of Holdings. At December 31, 1998 and 1999, DDi and DDi Capital had 100 and 1,000 shares, respectively, of $0.01 par value common stock, authorized, issued and outstanding.

Stock Options

  Prior to the Recapitalization, the Company had two stock option plans, the 1996 Stock Option Plan and the 1996 Employee Plan together the "1996 Option Plans." The term of the options under these plans is ten years from the date of grant. Under the 1996 Option Plans, the Board granted options to acquire approximately 1,950 shares of Old Common, at an exercise price of approximately $2,179 per share. Immediately prior to the Recapitalization, the Company accelerated the vesting of all outstanding options (totaling approximately 1,950 shares) to purchase shares of its Old Common making all such options immediately exercisable. In connection therewith, the Company recorded $21.3 million of compensation expense in 1997 based on the difference between the estimated fair value of underlying Old Common and the option exercise price and $10 million of compensation expense for bonuses payable to employees to cover the employees' taxes upon the exercise of these options in conjunction with the Recapitalization.

   During 1997, 1998 and 1999 there were no grants, exercises, forfeitures, or expirations of options under either the 1996 Stock Option Plan or the 1996 Employee Plan. As of December 31, 1999, the options outstanding under both of these plans had remaining weighted-average contractual terms of approximately seven years.

  In 1997, Holdings adopted its 1997 Details, Inc. Equity Incentive Plan (the "1997 Employee Stock Option Plan"), authorizing the grant of options to certain management of the Company to purchase 235,000 shares of Class A common stock. The term of the options under this plan is ten years from the date of grant. Options granted under this plan vest in equal monthly amounts over four years, with immediate vesting upon a change in control or sale of all of the assets of the Company. Of the total shares authorized under the plan, options to purchase half of the shares (117,500) have an exercise price of $5.00 ("$5 Options"), with the other half having an exercise price of $61.17 ("$61 Options"). For all options granted under this plan, the exercise prices approximated the estimated fair value at the date of grant, resulting in no compensation expense. As of December 31, 1999, the options outstanding under this plan had a remaining weighted-average contractual term of approximately eight years.

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)


  Stock option activity under the 1997 Employee Stock Option Plan is:

                                             $5 Options        $61 Options
                                          -----------------  ----------------
                                                    Number            Number
                                          Exercise    of     Exercise   of
                                           Price    Shares    Price   Shares
                                          -------- --------  -------- -------
   Granted...............................  $5.00    116,145   $61.17  116,145
   Exercised.............................  $5.00   (116,145)     --       --
   Forfeited.............................    --         --       --       --
                                                   --------           -------
   Balance at December 31, 1997..........    --         --    $61.17  116,145
   Granted...............................    --         --       --       --
   Exercised.............................    --         --       --       --
   Forfeited.............................    --         --       --       --
                                                   --------           -------
   Balance at December 31, 1998..........    --         --    $61.17  116,145
   Granted...............................  $5.00      9,775   $61.17   12,031
   Exercised.............................    --         --       --       --
   Forfeited.............................  $5.00     (6,767)  $61.17   (9,023)
                                                   --------           -------
   Balance at December 31, 1999..........  $5.00      3,008   $61.17  119,153
                                                   ========           =======
   Options exercisable at December 31,
    1999.................................             1,625            58,547
                                                   ========           =======

  Had compensation costs for the stock options issued under the 1996 Stock Option Plan, 1996 Employee Plan and the 1997 Employee Stock Option Plan been determined based on the grant date fair values as required by SFAS No. 123, there would have been no significant effect on the Company's reported net loss for the periods presented. Fair value was estimated using the minimum-value method, a risk-free interest rate of 6.5% and 6.0% for 1997 and 1999, respectively, and an expected life of five years for the grants in 1997 and 3 months for the grants in 1999. No dividends were assumed to be declared. The weighted average fair value per option (computed using the minimum-value method as the Company was a non-public entity when the options were granted) of the stock options granted in 1997 and 1999 was nil.

  In connection with the DCI merger (see Note 14), the Board of Directors adopted, and the stockholders of Holdings approved, the Details Holdings Corp.-Dynamic Circuits 1996 Stock Option Plan ("DCI 1996 Plan") and the Details Holdings Corp.-Dynamic Circuits 1997 Stock Option Plan ("DCI 1997 Plan"), together the "DCI Stock Option Plans", which authorized the granting of stock options and the sale of Class A common stock and Class L common stock in connection with the merger with DCI. The terms applicable to options issued under the DCI Stock Option Plans are substantially similar to the terms applicable to the options to purchase shares of DCI outstanding immediately prior to the merger with DCI. These terms include vesting from the date of merger through 2002 for those options outstanding as of the date of the merger with DCI. Options granted under these plans subsequent to the merger will typically vest in equal monthly amounts over four years. An optionholder's scheduled vesting is dependent upon continued employment with the Company. Upon termination of employment, any unvested options as of the termination date are forfeited.

  In connection with the DCI merger, Holdings converted each DCI stock option award into the right to receive a cash payment and an option to purchase shares of Class A common stock and shares of Class L common stock. The options granted in 1998 bear exercise prices of either $1.58 ("$1.58 Options") or $61.17 ("$61 Options") for the purchase of Class A shares, and $364.09 for Class L Shares ("Class L Options"). During 1999, options to purchase shares of Class A common stock were also granted with an exercise price of $5.00 ("$5 Options"). The Board is authorized to sell or otherwise issue Class A common stock and Class L common stock at any time prior to the termination of the applicable DCI Stock Option Plan in such quantity, at

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)

such price, on such terms and subject to such conditions as established by the Board up to an aggregate of 222,600 shares of Class A common stock and 28,300 shares of Class L common stock, in the case of the DCI 1996 Plan, and 46,000 shares of Class A common stock and 5,850 shares of Class L common stock in the case of the DCI 1997 Plan (in each case, subject to adjustment upon the occurrence of certain events to prevent any dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events). As of December 31, 1999, there are options to purchase 3,458 shares of Class A common stock and 3,340 shares of Class L common stock available for grant under the DCI Stock Option Plans. The maximum term of the options under the DCI 1996 Plan is August 2006 and under the DCI 1997 Plan is March 2008. As of December 31, 1999, all options outstanding under the DCI Stock Option Plans had weighted average remaining contractual lives of approximately seven years.

  Stock option activity since July 23, 1998 (date of DCI merger) is as follows:

                           $1.58 Options        $61 Options         $5 Options      Class L Options
                         ------------------  ------------------ ------------------ ------------------
                         Exercise Number of  Exercise Number of Exercise Number of Exercise Number of
                          Price    Shares     Price    Shares    Price    Shares    Price    Shares
                         -------- ---------  -------- --------- -------- --------- -------- ---------
Balance at July 23,
 1998...................  $1.58    255,778    $61.17   13,948      --        --    $364.09   32,479
Granted.................    --         --        --       --       --        --        --       --
Exercised...............  $1.58   (116,953)      --       --       --        --        --       --
Forfeited...............  $1.58     (3,318)   $61.17     (190)     --        --    $364.09     (442)
                                  --------             ------              -----             ------
Balance at December 31,
 1998...................  $1.58    135,507    $61.17   13,758      --        --    $364.09   32,037
Granted.................  $1.58      1,621    $61.17       88    $5.00     9,000   $364.09      206
Exercised...............  $1.58    (39,455)      --       --       --        --        --       --
Forfeited...............  $1.58    (11,168)   $61.17     (615)     --        --    $364.09   (1,433)
                                  --------             ------              -----             ------
Balance at December 31,
 1999...................  $1.58     86,505    $61.17   13,231    $5.00     9,000   $364.09   30,810
                                  ========             ======              =====             ======
Options exercisable as
 of December 31, 1999...            24,379              9,851                563             22,938
                                  ========             ======              =====             ======

  For all options granted under the DCI Stock Option Plans in 1998 and 1999, the exercise prices approximated the estimated fair value at the date of grant, resulting in no compensation expense. Pro forma information regarding net loss has been determined for the Company as if compensation costs for the stock options issued under the DCI Stock Option Plans had been determined based upon the grant date fair values. Fair value was estimated using the minimum-value method as the Company was a non-public entity when the options were granted, a risk-free interest rate of 5.6% for 1998 and 6.0% for 1999 and an expected life of 3 months for both $1.58 Options and $5 Options or two years for both $61 Options and Class L Options. No dividends were assumed to be declared. The weighted-average fair value per option of the stock options granted under the DCI Stock Option Plans in 1998 and 1999 were as follows:

                                                                      Value per
                                                                        Option
                                                                      ----------
       Option category                                                1998 1999
       ---------------                                                ---- -----
       $1.58 Options................................................. Nil    Nil
       $5 Options.................................................... --   $0.10
       $61 Options................................................... Nil    Nil
       Class L Options............................................... $39  $  41

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)


   The Company's 1998 and 1999 pro forma loss before extraordinary items is as follows (amounts in millions):

                                                      1998            1999
                                                 ---------------  --------------
                                                           DDi             DDi
                                                  DDi    Capital   DDi   Capital
                                                 ------  -------  -----  -------
       As reported.............................. $(43.5) $(48.2)  $(8.5) $(14.1)
       Pro forma................................ $(43.9) $(48.6)  $(8.6) $(14.2)

Class L Common Stock

  The Class L common stock is identical to the Class A common stock, except that each share of Class L common stock is entitled to a preferential payment upon any distribution by Holdings or its subsidiaries equal to the original cost of such share ($349.09) plus an amount which accrues from the original issuance date on a daily basis at 12% per annum, compounded quarterly. After payment of this preference amount, each share of Class A common stock and Class L common stock shares equally in all distributions. The aggregate amount of the Class L liquidation preference was $179,996 at December 31, 1999.

Capital contributions

  Concurrent with Holdings' merger with DCI (see Note 14), Holdings contributed the capital stock of DCI to DDi. Accordingly, DDi recorded a capital contribution of approximately $106 million in 1998 representing the $73 million in equity consideration provided by Holdings in the acquisition, plus the $33 million generated by Intermediate's issuance of senior discount notes.

12. INCOME TAX MATTERS

  The provision (benefit) for income taxes in 1997, 1998 and 1999 consists of the following:

                                              December 31,     December 31,
                          December 31, 1997       1998             1999
                          ------------------  --------------  ----------------
                                      DDi              DDi               DDi
                            DDi     Capital    DDi   Capital    DDi    Capital
                          --------  --------  -----  -------  -------  -------
   Current:
     Federal............. $ (4,397) $ (5,224) $ --   $   --   $ 5,548  $ 4,210
     State...............      --        --     666      666      349      358
     Foreign.............      150       150    --       --       --       --
                          --------  --------  -----  -------  -------  -------
                            (4,247)   (5,074)   666      666    5,897    4,568
                          --------  --------  -----  -------  -------  -------
   Deferred:
     Federal.............   (2,226)   (3,657)   (76)  (2,509)  (6,627)  (8,355)
     State...............   (1,557)   (2,127)  (119)    (832)  (1,154)  (1,428)
     Foreign.............      --        --     --       --       --       --
                          --------  --------  -----  -------  -------  -------
                            (3,783)   (5,784)  (195)  (3,341)  (7,781)  (9,783)
                          --------  --------  -----  -------  -------  -------
                           $(8,030) $(10,858) $ 471  $(2,675) $(1,884) $(5,215)
                          ========  ========  =====  =======  =======  =======

  In connection with the acquisitions of NTI and DCI, the Company acquired certain net deferred tax assets of approximately $1.2 and $1.3 million, respectively.

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)


  Deferred income tax assets and liabilities consist of the following:

                                       December 31, 1998   December 31, 1999
                                       ------------------  ---------------------
                                                   DDi                  DDi
                                         DDi     Capital      DDi     Capital
                                       --------  --------  ---------  ----------
   Deferred tax assets:
     Net operating loss
      carryforwards..................  $  2,784  $  4,354  $     746  $    941
     Trade receivables...............     1,930     1,930      1,858     1,858
     Deferred compensation...........     5,485     5,485      4,867     4,867
     Tax credits.....................       327       327        956       956
     Accrued liabilities.............     2,843     6,347      2,812     9,629
     Amortization....................        27        27      1,726     1,726
     Other...........................       172       172        194       258
                                       --------  --------  ---------  --------
                                         13,568    18,642     13,159    20,235
   Deferred tax liabilities--
     Property, plant and equipment...    (2,289)   (2,289)    (1,027)   (1,027)
     Intangible assets...............   (34,341)  (34,341)   (26,639)  (26,639)
                                       --------  --------  ---------  --------
                                        (36,630)  (36,630)   (27,666)  (27,666)
   Valuation allowance...............       --        --        (774)     (774)
                                       --------  --------  ---------  --------
       Net deferred tax liabilities..  $(23,062) $(17,988) $ (15,281) $ (8,205)
                                       ========  ========  =========  ========

  The tax effect related to the extraordinary item (see Notes 6 and 14) is deferred U.S. and state taxes.

  The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. Federal statutory income tax rate to loss before income taxes due to the following:

                         December 31, 1997    December 31, 1998   December 31, 1999
                         -------------------- ------------------  --------------------
                                      DDi                 DDi                 DDi
                           DDi      Capital     DDi     Capital     DDi     Capital
                         --------  ---------- --------  --------  --------  ----------
Computed "expected" tax
 expense (benefit)......  $(6,979) $  (9,476) $(15,071) $(17,821) $ (3,627) $ (6,766)
Increase (decrease) in
 income taxes resulting
 from:
  State taxes, net of
   credits and federal
   tax benefit..........   (1,135)    (1,591)      356      (108)     (805)   (1,070)
  Goodwill
   amortization.........      --         --      1,320     1,320     2,456     2,456
  In-process research
   and development
   write-off............      --         --     13,650    13,650       --        --
  Other.................       84        209       216       284        92       165
                         --------  ---------  --------  --------  --------  --------
                          $(8,030) $ (10,858) $    471  $ (2,675) $ (1,884) $ (5,215)
                         ========  =========  ========  ========  ========  ========

  The Company has Federal, California and Colorado net operating loss ("NOL") carryforwards of approximately $0.2 million, $6 million and $12 million, respectively, at December 31, 1999. The Federal NOL carryforwards begin to expire in 2012, the California NOL carryforwards begin to expire in 2002, and the Colorado NOL carryforwards begin to expire in 2012. A valuation allowance has been established for deferred income tax benefits related to the Colorado NOL carryforwards. Management believes it is more likely than not that these NOL carryforwards may not be realized as a result of the closure of Colorado facility in December 1999 (see Note 15).

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)


  If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized.

13. COMMITMENTS AND CONTINGENCIES

  Environmental matters--The Company's operations are regulated under a number of federal, state, and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Compliance with these environmental laws are major considerations for all printed circuit board manufacturers because metals and other hazardous materials are used in the manufacturing process. In addition, because the Company is a generator of hazardous wastes, the Company, along with any other person who arranges for the disposal of such wastes, may be subject to potential financial exposure for costs associated with an investigation and remediation of sites at which it has arranged for the disposal of hazardous wastes, if such sites become contaminated. This is true even if the Company fully complies with applicable environmental laws. In addition, it is possible that in the future new or more stringent requirements could be imposed. Management believes it has complied with all applicable environmental laws and regulations. There have been no claims asserted nor is management aware of any unasserted claims for environmental matters.

  Employment agreements--Pursuant to certain employment agreements dated September 1, 1995, as amended, effective until October 28, 2000, certain members of senior management received base salaries in the aggregate amount of $1.3 million in 1999. The base salaries on or after January 1, 2000 will be established by DDi at a level that equals or exceeds base salaries for 1999. These employees are eligible for annual bonuses based upon the achievement of EBITDA targets. These employees also received an aggregate of 10,367 shares of Class A common stock of Holdings on the Recapitalization closing date. In connection with this stock bonus, the Company recorded compensation expense of approximately $52 based upon a fair market value per share of Class A common stock of Holdings of $5 per share. In addition, these employees will be entitled to receive an additional bonus in the aggregate amounts of $2.4 million in consideration of prior services which will be payable in October 2000 whether or not such employee is still employed by the Company. The Company accrued these bonuses at their present value and the charge was included in the results of operations during the year ended December 31, 1997.

  In addition, pursuant to an employment agreement dated July 23, 1998, a certain key employee received a base salary of approximately $445 in 1999. In addition, this key employee is eligible to receive an annual bonus based upon achievement of EBITDA targets. During 1998, this key employee received an award, pursuant to the agreement, of 39,008 Class A Cash Bonus units valued at $1.5725 per unit and 4,953.3 Class L Cash Bonus units valued at $363.2381 per unit. As this award was made to an employee of DCI for services rendered prior to the merger with DCI (see Note 14), the obligation existed as of the merger date and was treated as an acquired liability in accordance with purchase accounting. Post-merger salary and other compensation are recorded as period costs.

  Management agreement--Pursuant to a management agreement among Bain Capital Partners V, L.P. ("Bain"), Holdings and DDi (the "Management Agreement"), Bain is entitled to a management fee when, and if, it provides advisory services to Holdings or the Company in connection with potential business acquisitions. Beginning on the first anniversary of the Recapitalization, Bain may, upon the request of Holdings or the Company, perform certain management consulting services at Bain's customary rates plus reimbursement for reasonable out-of-pocket expenditures. In addition, Bain is entitled to receive a fee equal to approximately 1% of the gross purchase price of any senior financing transaction in connection with an acquisition, recapitalization

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)

or refinancing transaction (including assumed debt). In connection with the Recapitalization, NTI acquisition and DCI merger, Bain was paid fees of approximately $3.1 million, approximately $0.4 million, and approximately $2.7 million, respectively. In 1999, Bain was paid fees of approximately $1.1 million for advisory services. The Management Agreement continues until terminated by mutual consent of the parties, or until terminated as a result of a breach of the Management Agreement. The Management Agreement includes customary indemnification provisions in favor of Bain.

  Operating leases--The Company has entered into various operating leases principally for office space and equipment that expire at various dates through 2006. Future annual minimum lease payments under all non-cancelable operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1999):

     Year Ending December 31,
       2000............................................................. $2,109
       2001.............................................................  1,808
       2002.............................................................  1,084
       2003.............................................................    452
       2004.............................................................    321
       Thereafter.......................................................    389
                                                                         ------
     Future minimum lease payments...................................... $6,163
                                                                         ======

  Rent expense for 1998 and 1999 was approximately $1.5 million and $3.0 million, respectively, and was not significant in 1997.

  Litigation--The Company is a party to various legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

  Retirement plans--The Company has adopted a 401(k) plan which became effective January 1997. All employees of the Company over the age of 21 and having at least one year of service, are eligible to participate in the plan. The eligible employees may contribute 1% to 15% of their annual compensation. In 1997, no employer matching contributions were required to be made by the Company. In 1998, the Company amended the plan to match employee contributions at $0.25 per $1.00 contributed, subject to a maximum of $750 per employee participant. For plan year ended December 31, 1998 and 1999, employer contributions totaled $145 and $394, respectively.

14. MERGERS AND ACQUISITIONS

  On December 22, 1997, the Company acquired all of the outstanding shares of common stock of NTI and on July 23, 1998, pursuant to a Stock Contribution and Merger Agreement, the Company consummated the merger with DCI ("DCI Merger"). Both transactions were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16 and accordingly, the results of operations since the dates of acquisition are included in the accompanying consolidated financial statements.

NTI

  NTI was purchased for approximately $38.9 million including the assumption of approximately $7.4 million of NTI's debt. The acquisition was funded, in part, through the issuance of additional equity interests in Holdings in the aggregate amount of $10.2 million to certain existing investors in Holdings as well as three new investors,

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)

including an existing investor in NTI. The remainder of the purchase price was funded with cash from Holdings and the $25 million Senior Acquisition Facility borrowing under the Senior Term Facility in place at that time. The outstanding borrowing under this facility was retired in connection with the DCI merger. The NTI purchase price was allocated to assets acquired and liabilities assumed and the excess purchase price of approximately $27 million was allocated to goodwill. Accumulated amortization as of December 31, 1998 and 1999 was $1.1 million and $2.2 million, respectively.

DCI

  The DCI Merger was completed for aggregate consideration of approximately $250 million, including the assumption of approximately $72.3 million of DCI's debt, and consisted of a partial redemption, by way of a merger, of DCI's outstanding capital stock for cash with the remaining capital stock being contributed to Holdings in exchange for shares, options, and warrants to purchase shares of the voting common stock of Holdings (estimated value of approximately $73 million). The capital stock of DCI received by Holdings was concurrently contributed through Intermediate and through DDi Capital to DDi. The DCI Merger was financed with a new $300 million senior bank facility (Senior Credit Facility) and by $33 million of newly issued Intermediate Senior Discount Notes. In connection with the new financing, DDi used $106 million of the proceeds to retire all of its existing senior term debt, which resulted in an extraordinary loss of $2.4 million, net of related income taxes of $1.5 million.

  The DCI merger consideration was allocated to tangible assets (aggregating approximately $65 million) acquired and liabilities assumed (aggregating approximately $30 million), with the remaining merger consideration consisting primarily of goodwill, identifiable intangible assets, and acquired in-process research and development ("in-process R&D").

  Significant portions of the DCI merger consideration were identified as intangible assets. Valuation techniques were employed which reflect recent guidance from the Securities and Exchange Commission on approaches and procedures to be followed in developing allocations to in-process R&D. At the date of the merger, technological feasibility of the in-process R&D projects had not been reached and the technology had no alternative future uses. Accordingly, the Company expensed the portion of the merger consideration allocated to in-process R&D of $39 million, in accordance with generally accepted accounting principles, in the year ended December 31, 1998.

  The in-process R&D is comprised of a number individual technological development efforts, focusing on the discovery of new, technologically advanced knowledge and more complete solutions to customer needs, the conceptual formulation and design of possible alternatives, as well as the testing of process and product cost improvements. Specifically, these technologies include efforts to: increase maximum printed circuit board layer count, reduce line and space tolerances, develop specialty surface finishes and materials, use new and innovative applications of micro blind vias, embedded circuitry, and flexible circuit applications, develop "intelligent" (active) backpanels, and develop automation to integrate and automate the entire workflow process.

  The amount of the merger consideration allocated to in-process R&D was determined by estimating the stage of completion of each in-process R&D project at the date of the merger, estimating cash flows resulting from the future release of products employing these technologies, and discounting the net cash flows back to their present values.

  The weighted average stage of completion for all projects, in aggregate, was approximately 75% as of the merger date. As of that date, the estimated remaining costs to bring the projects under development to technological feasibility were over $2 million. The cash flow estimates from sales of products incorporating those

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)

technologies commence in the year 1999, with revenues increasing for several years following the acquisition, followed by declines in subsequent periods as other new products are expected to be introduced and represent a larger proportion of the total product offering. Revenues forecasted in each period are reduced by related expenses, capital expenditures, the cost of working capital, and an assigned contribution to the core technologies serving as a foundation for the research and development. The discount rates applied to the individual technology's net cash flows ranged from 18% to 24%, depending on the level of risk associated with a particular technology and the current return on investment requirements of the market. These discount rates reflect "risk premiums" of 20% to 60% over the estimated weighted average cost of capital of 15% computed for DCI.

  As discussed above, a portion of the DCI merger premium was allocated to identifiable intangibles and goodwill. The identifiable intangibles consist primarily of developed technologies, customer relationships/ tradenames, and assembled workforce. The fair value of the developed technology assets at the date of merger was $60 million and represents the aggregate fair value of individually identified technologies that were fully developed at the time of acquisition. As with the in-process R&D, the developed technologies were valued using a future income approach, in context of the business enterprise value of DCI. The customer relationships/tradenames and assembled workforce assets were assigned values as of the merger date of approximately $21 million and $4 million, respectively.

  Goodwill generated in the merger with DCI has an assigned value of approximately $120 million. As of December 31, 1998 and 1999, the accumulated amortization related to this goodwill and identifiable intangibles acquired in the merger with DCI was approximately $9.8 million and $32.9 million, respectively.

  Certain investment funds associated with Bain Capital, Inc. (the "Bain Capital Funds"), the controlling shareholders of Holdings, were shareholders of DCI prior to the Company's July 1998 merger with DCI. In conjunction with the merger, the Bain Capital Funds received $22.9 million for the redemption of the DCI common stock it held prior to consummation of the merger.

  In connection with the DCI merger and related transactions, Celerity Partners, L.L.C. and its affiliates were paid fees and expenses aggregating approximately $1.7 million. Celerity Partners, L.L.C. is the general partner of Celerity Partners I, L.P., which is the managing member of Celerity Details, L.L.C., Celerity Liquids, L.L.C. and Celerity Circuits, L.L.C., which are each stockholders of Holdings.

  The accompanying unaudited condensed consolidated statements of operations include: (a) the accounts of NTI which was acquired in December 1997, and the effects of the Recapitalization for the year ended December 31, 1997 and (b) the accounts of DCI for the period July 24, 1998 through December 31, 1998. The following unaudited pro forma information for the years ended December 31, 1998 and 1997 presents net sales and net loss before extraordinary item for each of these periods as if these transactions were consummated at the beginning of each period. In addition, the actual results of operations for the year ended December 31, 1998 include a $39 million write-off of acquired in-process research and development related to the merger with DCI. This one-time charge has been excluded from the unaudited pro forma results.

                                                        Pro Forma    Pro Forma
                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
   Net Sales:
     --DDi............................................   $261,000     $254,000
     --DDi Capital....................................   $261,000     $254,000
   Net Loss Before Extraordinary Item:
     --DDi............................................   $ (7,000)    $ (6,000)
     --DDi Capital ...................................   $(12,000)    $(10,000)

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)


  The unaudited pro forma results are not necessarily indicative of the actual results which have been realized had the transactions actually occurred at the beginning of each respective periods.

15. RESTRUCTURING AND OTHER RELATED CHARGES

  In December 1999, management and the Company's Board of Directors approved a plan to consolidate its Colorado operations into its Texas facility, resulting in the closure of the Colorado facility. By combining its Colorado and Texas operations, the Company anticipates eliminating its lower-margin product lines and decreasing its overhead costs, gaining efficiency through better capital utilization and streamlining management. Accordingly, such decision is not anticipated to adversely impact the Company's results of operations in future periods. The Company anticipates substantial completion of this consolidation plan by March 2000. Revenues and EBITDA (earnings before income taxes, depreciation, amortization and net interest expense) for the Colorado facility were approximately $30 million and $(1.7) million, respectively, for the year ended December 31, 1999. Net income/(loss) for this facility is not readily determinable.

  In conjunction with the planned closure of the Colorado facility, the Company recorded charges in the fourth quarter of 1999 totaling $7.0 million, consisting of $4.5 million for severance and other exit costs and $2.5 million related to the impairment of net property, plant and equipment. Both the exit costs and asset impairment costs are classified as "Restructuring and other related charges" in the 1999 consolidated statement of operations.

  Of the $4.5 million recorded as restructuring costs, approximately $2.0 million relates to severance and related expenses associated with the involuntary termination of the 275 staff and management employees of this plant. The remaining charges are comprised of $1.9 million of inventory-related losses and $0.6 million in expenses principally related to minimum lease payments through the scheduled maturities of the real property operating leases. No amounts related to the accrual for either the $2.0 million in severance and related expenses or the $0.6 million related to the operating leases were expended as of December 31, 1999.

  The inventory losses are due entirely to the plan to consolidate the Colorado facility into the Texas facility. Such losses arose from management's decision to cease all production operations in Colorado immediately following the notification to employees of the plant closure in late December 1999. This decision was primarily made to ensure that the Company's quality standards were met with respect to work in-process at the Colorado facility. To expedite the transfer of production from the Colorado facility to the Company's other facilities, nearly all work in-process was scrapped, as were certain production materials that could not be utilized in the Company's other operations. All inventory to be retained and utilized by the Company is reflected at its lower of cost or market, in accordance with the Company's accounting policies (See Note 2).

  The calculated impairment of net property, plant and equipment was determined in accordance with SFAS No. 121, based upon a detailed review of the individual long-lived assets in the Colorado facility. Management determined that most of these assets would be utilized by the Company's other operations and are not impaired. Other assets, however, are anticipated to be transferred to the Company's other operations, from where they will be sold or otherwise disposed, as in the case of obsolete or redundant equipment. The carrying amount of such assets was reduced to estimated fair value, less estimated selling costs. Some assets are neither to be utilized in the Company's other operations, nor are they saleable. Accordingly, these assets were written-down to zero value. The impairment to assets to be sold or otherwise disposed comprises approximately $1.7 million of the total write-down of net property, plant and equipment. The remaining $0.8 million charge represents the loss on assets possessing no remaining value. Management anticipates that the sale or other disposition of impaired assets will have occurred by June 2000. The impact of suspending depreciation on the assets to be sold or otherwise disposed through their expected disposition dates is not anticipated to be significant to the Company's results of operations.

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)


16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                 December 31,    December 31,    December 31,
                                     1997            1998            1999
                                --------------- --------------- ---------------
                                          DDi             DDi             DDi
                                  DDi   Capital   DDi   Capital   DDi   Capital
                                ------- ------- ------- ------- ------- -------
CASH PAYMENTS FOR:
  Income taxes................. $   --  $   --  $ 1,743 $ 1,743 $ 1,141 $ 1,141
                                ======= ======= ======= ======= ======= =======
  Interest..................... $11,552 $11,552 $25,773 $25,773 $30,603 $30,603
                                ======= ======= ======= ======= ======= =======
SUPPLEMENTAL SCHEDULE OF
 INVESTING AND FINANCING
 ACTIVITIES:
  Capital lease obligations
   incurred for acquisition of
   property and equipment...... $   646 $   646 $ 1,864 $ 1,864 $   --  $   --
                                ------- ------- ------- ------- ------- -------
  Value of warrants issued in
   consideration of debt
   financing................... $   --  $ 3,420 $   --  $   --  $   --  $   --
                                ------- ------- ------- ------- ------- -------
  Equity contribution from
   parent...................... $10,200 $10,200 $73,246 $73,246 $   --  $   --
                                ------- ------- ------- ------- ------- -------

  Recapitalization--As part of the Recapitalization (see Notes 1, 6 and 11):
(i) the existing shareholders of the Pre-Recapitalization Company exchanged their shares of Old Common (recorded value of $8.0 million) for Class A and L common stock of Holdings (aggregate fair value of $21.9 million), and (ii) certain executives of the Pre-Recapitalization Company exchanged their options to purchase shares of Old Common (recorded value of $5.0 million) for replacement options to purchase Class A and L common stock of Holdings (aggregate fair value of $5.0 million).

17. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATED FINANCIAL DATA

  Subsequent to the Recapitalization, on November 15, 1997, Dynamic Details, Incorporated, issued $100 million aggregate principal amount of 10% Senior Subordinated Notes due in 2005 (see Note 6). The Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by Dynamic Details, Incorporated (the "Issuer") and all of its wholly-owned subsidiaries (the "Subsidiary Guarantors").

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

                              DDi CAPITAL AND DDi

              (In thousands, except share and per share amounts)

      SUPPLEMENTAL DYNAMIC DETAILS, INCORPORATED CONDENSED FINANCIAL DATA

                           CONDENSED BALANCE SHEETS

                                                              December 31,
                                                           -------------------
                                                              1998      1999
                                                           ---------  --------
Current assets............................................ $  20,755  $ 22,472
Non-current assets........................................   287,619   329,490
                                                           ---------  --------
  Total assets............................................ $ 308,374  $351,962
                                                           =========  ========
Current liabilities....................................... $  37,372  $ 29,089
Non-current liabilities...................................   348,950   354,397
                                                           ---------  --------
  Total liabilities....................................... $ 386,322  $383,486
                                                           ---------  --------
  Total stockholders' deficit............................. $ (77,948) $(31,524)
                                                           ---------  --------
    Total liabilities and stockholder's deficit........... $ 308,374  $351,962
                                                           =========  ========

                      CONDENSED STATEMENTS OF OPERATIONS

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    1997      1998      1999
                                                  --------  --------  -------
Net sales........................................ $ 77,988  $ 83,560  $96,441
Cost of sales....................................   37,929    43,759   50,879
                                                  --------  --------  -------
Gross profit.....................................   40,059    39,801   45,562
Operating expenses...............................   42,770     9,682   16,250
                                                  --------  --------  -------
Income (loss) from operations....................   (2,711)   30,119   29,312
Interest expense, net............................   17,738    27,216   32,414
                                                  --------  --------  -------
Income (loss) before taxes and extraordinary
 loss............................................  (20,449)    2,903   (3,102)
Income tax benefit...............................    8,030       280    1,260
                                                  --------  --------  -------
Income (loss) before extraordinary loss..........  (12,419)    3,183   (1,842)
Extraordinary loss, net of income tax benefit....   (1,588)   (2,414)     --
Equity in loss of subsidiaries...................      (77)  (46,714)  (6,637)
                                                  --------  --------  -------
  Net loss....................................... $(14,084) $(45,945) $(8,479)
                                                  ========  ========  =======

18. Subsequent Events (Unaudited)

  On March 22, 2000 Holdings signed a Share Purchase Agreement to purchase 100% of the outstanding stock of MCM Electronics Limited ("MCM") for total consideration of approximately $86 million payable in a combination of cash, common stock, and assumption of outstanding indebtedness of MCM. This transaction will be accounted for as a purchase by Holdings and no adjustments have been made to the accompanying historical consolidated financial statements for this transaction. MCM focuses on the technologically advanced, time-critical segment of the electronics manufacturing industry and will be managed by the DDi management team.

  On January 28, 2000, Holdings filed a Form S-1 Registration Statement with the Securities Exchange Commission and is currently in the process of executing its planned proposed initial public offering of its common stock.