Form 10-Q
period 2000-03-31
DDI CAPITAL CORP/DYNAMIC DETAILS INC; DETAILS INC; DDI CORP
filed 2000-05-12
CIK 1050119, 1050117, 1104252

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 2000

  OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________ TO_________

                       COMMISSION FILE NUMBER  333-95623
                                               333-41187
                                               333-41211

                                   DDi CORP.
                               DDi CAPITAL CORP.
                         DYNAMIC DETAILS, INCORPORATED
           (EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)

         DELAWARE                               95-3253877
         CALIFORNIA                             33-0780382
         CALIFORNIA                             33-0779123
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

Indicate by check mark whether DDi Capital Corp. and Dynamic Details,
Incorporated: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes
[X] No [_]. DDi Corp. filed Form 8-A on April 6, 2000 and has filed all reports required to be filed since such date.

As of March 31, 2000, all of the voting stock of Dynamic Details, Incorporated was held by DDi Capital Corp. and all of the voting stock of DDi Capital Corp. was held by DDi Intermediate Holdings Corp. which is wholly owned by DDi Corp.

As of April 14, 2000, immediately after the consummation of its initial public offering and its acquisition of MCM Electronics Limited, DDi Corp. had 39,025,541 shares of common stock, par value $0.01 per share, outstanding.

DDi Corp., previously a California corporation, was reincorporated in Delaware immediately prior to the initial public offering of its common stock on April 14, 2000.

As of March 31, 2000, Dynamic Details, Incorporated had 100 shares of common stock, par value $0.01 per share, outstanding and DDi Capital Corp. had 1,000 shares of common stock, par value $0.01 per share, outstanding.

                                   DDi Corp.
                               DDi Capital Corp.
                         Dynamic Details, Incorporated
                                   Form 10-Q

                               Table of Contents

                                                                                          Page No.
                                                                                          --------
PART I          Financial Information

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheets as of March 31, 2000
                and December 31, 1999                                                         3

                Condensed Consolidated Statements of Operations for the three months
                ended March 31, 2000 and 1999                                                 4

                Condensed Consolidated Statements of Cash Flows for the three months ended
                March 31, 2000 and 1999                                                       5

                Notes to Condensed Consolidated Financial Statements                          6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                11

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                   18

PART II         Other Information

Item 1.         Legal Proceedings                                                            19

Item 2.         Changes in Securities and Use of Proceeds                                    19

Item 3.         Defaults upon Senior Securities                                              19

Item 4.         Submission of Matters to a Vote of Security Holders                          19

Item 5.         Other Information                                                            19

Item 6          Exhibits and Reports on Form 8-K                                             19

Signatures                                                                                   23

                       PART I  FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                     Dynamic Details                    DDi Capital                 DDi Corp.
                                                     ---------------                    -----------                 ---------
                                                March 31,     December 31,     March 31,    December 31,     March 31,  December 31,
                                                  2000           1999            2000           1999           2000        1999
                                              -----------     -------------    ----------   ------------    ----------  ------------
Assets                                         (Unaudited)                     (Unaudited)                   (Unaudited)
Current assets:
  Cash and cash equivalents                     $     841         $     644     $     841      $     644    $     845     $     648
  Accounts receivable, net                         44,768            42,774        44,768         42,774       44,768        42,774
  Inventories                                      21,391            20,209        21,391         20,209       21,391        20,209
  Prepaid expenses and other                        3,097             2,498         3,097          2,498        3,097         2,499
  Deferred tax asset                                5,215             5,215         5,215          5,215        5,215         5,215
                                              --------------------------------------------------------------------------------------
          Total current assets                     75,312            71,340        75,312         71,340       75,316        71,345
Property, plant and equipment, net                 63,572            63,209        63,572         63,209       63,572        63,209
Debt issue costs, net                               9,001             9,490        12,637         13,152       13,299        13,833
Goodwill and other intangibles, net               200,295           205,462       200,295        205,462      200,295       205,462
Other                                               1,257               486         1,257            486        1,257           486
                                              --------------------------------------------------------------------------------------
     Total Assets                               $ 349,437         $ 349,987     $ 353,073      $ 353,649    $ 353,739     $ 354,335
                                              =====================================================================================
Liabilities and Stockholders' Deficit
Current liabilities:
  Current maturities of long-term debt
   and capital lease obligations                $   7,585         $   7,035     $   7,585      $   7,035    $   7,585     $   7,035
  Current portion of deferred interest
   rate swap income                                 1,462             1,458         1,462          1,458        1,462         1,458
  Current maturities of deferred
   notes payable                                    2,038             2,514         2,038          2,514        2,038         2,514
  Accounts payable                                 17,156            18,055        17,156         18,055       17,156        18,055
  Accrued expenses                                 23,176            22,263        23,176         22,263       23,176        22,311
  Income tax payable                                2,326               894         1,349            894          754           894
                                              --------------------------------------------------------------------------------------
          Total current liabilities                53,743            52,219        52,766         52,219       52,171        52,267

Long-term debt and capital lease
 obligations                                      349,278           351,227       429,406        428,944      471,609       469,703
Deferred interest rate swap income                  3,514             3,881         3,514          3,881        3,514         3,881
Notes payable and other                             2,120             2,179         2,120          2,179        2,120         2,179
Deferred tax liability                             20,496            20,496        13,420         13,420       13,420        13,420
                                              --------------------------------------------------------------------------------------
          Total liabilities                       429,151           430,002       501,226        500,643      542,834       541,450
                                              --------------------------------------------------------------------------------------
Commitments and contingencies

Stockholders' deficit:
  Common stock and additional
   paid-in-capital                                251,903           251,944       199,789        199,830      162,236       162,239
  Accumulated deficit                            (331,617)         (331,959)     (347,942)      (346,824)    (351,331)     (349,354)
                                              --------------------------------------------------------------------------------------
          Total stockholders' deficit             (79,714)          (80,015)     (148,153)      (146,994)    (189,095)     (187,115)
                                              --------------------------------------------------------------------------------------
     Total Liabilities and Stockholders'
      Deficit                                   $ 349,437         $ 349,987     $ 353,073      $ 353,649    $ 353,739     $ 354,335
                                              ======================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

         DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED
                Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                         Dynamic Details         DDi Capital               DDi Corp
                                       -------------------   -------------------   -------------------------
                                       Three Months Ended    Three Months Ended       Three Months Ended
                                            March 31,             March 31,                March 31,
                                       -------------------   -------------------   -------------------------
                                         2000       1999       2000       1999         2000          1999
                                       --------   --------   --------   --------   -----------   -----------
Net sales                               $75,285    $59,179    $75,285    $59,179   $    75,285   $    59,179
Cost of goods sold                       49,035     41,816     49,035     41,816        49,035        42,010
                                        -------    -------    -------    -------   -----------   -----------
  Gross profit                           26,250     17,363     26,250     17,363        26,250        17,169

Operating expenses:
  Sales and marketing                     6,891      4,702      6,891      4,702         6,891         4,702
  General and administration              3,938      2,816      3,938      2,816         3,938         2,872
  Amortization of intangibles             5,168      5,821      5,168      5,821         5,168         5,821
                                        -------    -------    -------    -------   -----------   -----------
Operating income                         10,253      4,024     10,253      4,024        10,253         3,774

Interest expense (net) and other
  expense (net)                           8,264      8,171     10,700     10,307        12,155        11,581
                                        -------    -------    -------    -------   -----------   -----------
Income (loss) before income taxes         1,989     (4,147)      (447)    (6,283)       (1,902)       (7,807)
Income tax benefit (expense)             (1,647)       994       (671)     1,851           (75)        2,478
                                        -------    -------    -------    -------   -----------   -----------
Net income (loss)                       $   342    $(3,153)   $(1,118)   $(4,432)       (1,977)       (5,329)
                                        =======    =======    =======    =======

Priority distribution due shares of
  Class L common stock                                                                  (3,770)       (3,420)
                                                                                   -----------   -----------
Net loss allocable to shares of
  Class A common stock                                                             $    (5,747)  $    (8,749)
                                                                                   ===========   ===========
Net loss per share of Class A common
  stock (basic and diluted)                                                        $     (0.58)  $     (0.90)
                                                                                   ===========   ===========
Weighted average shares of Class A
  common stock outstanding                                                           9,888,923     9,744,179
                                                                                   ===========   ===========
Pro forma basic and diluted net loss
  per share (unaudited)                                                            $     (0.08)  $     (0.22)
                                                                                   ===========   ===========
Pro forma weighted average shares
  outstanding (unaudited)                                                           24,750,000    24,750,000
                                                                                   ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

         DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                Dynamic Details         DDi Capital            DDi Corp
                                                              -------------------   -------------------   -------------------
                                                              Three Months Ended    Three Months Ended    Three Months Ended
                                                                   March 31,             March 31,             March 31,
                                                              -------------------   -------------------   -------------------
                                                                2000       1999       2000       1999       2000       1999
                                                              --------   --------   --------   --------   --------   --------
Cash flows from operating activities:
  Net cash provided by operating activities                   $ 5,953    $ 6,481    $ 5,953    $ 6,481    $ 5,906    $ 6,179
                                                              -------    -------    -------    -------    -------    -------
Cash flows from investing activities:
  Purchases of property, plant and equipment                   (3,839)    (3,131)    (3,839)    (3,131)    (3,839)    (3,131)
  Costs incurred in connection with the acquisition of DCI          -       (212)         -       (212)         -       (212)
                                                              -------    -------    -------    -------    -------    -------
  Net cash used in investing activities                        (3,839)    (3,343)    (3,839)    (3,343)    (3,839)    (3,343)
                                                              -------    -------    -------    -------    -------    -------
Cash flows from financing activities:
  Payments on long-term debt                                   (1,358)      (239)    (1,358)      (239)    (1,358)      (239)
  Net repayments on the revolving credit facility                   -     (2,000)         -     (2,000)         -     (2,000)
  Payments of deferred note payable                              (518)      (525)      (518)      (525)      (518)      (525)
  Capital contribution to Parent, net                             (41)      (101)       (41)      (101)         -          -
  Proceeds from exercise of stock options                           -          -          -          -          6          -
                                                              -------    -------    -------    -------    -------    -------
Net cash used in financing activities                          (1,917)    (2,865)    (1,917)    (2,865)    (1,870)    (2,764)
                                                              -------    -------    -------    -------    -------    -------
Net increase in cash and cash equivalents                         197        273        197        273        197         72
Cash and cash equivalents, beginning of year                      644      1,905        644      1,905        648      2,109
                                                              -------    -------    -------    -------    -------    -------
Cash and cash equivalents, end of period                      $   841    $ 2,178    $   841    $ 2,178    $   845    $ 2,181
                                                              =======    =======    =======    =======    =======    =======

Supplemental disclosure of cash flow information:

Non-cash operating activities:
 During the three months ended March 31, 2000 and 1999, the Company recorded approximately $9 million and $10 million, respectively, of depreciation and amortization expense.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

         DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
               (In thousands, except share and per share amounts)


NOTE 1.   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS


BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements for the period ended March 31, 2000 include the accounts of DDi Corp. (f/k/a DDi Holdings Corp.) and subsidiaries and DDi Capital Corp. ("DDi Capital") and its wholly-owned subsidiary Dynamic Details, Incorporated and subsidiaries ("Dynamic Details"), (collectively, the "Company").

In October 1997, the predecessor of DDi Corp. incorporated Dynamic Details as a wholly-owned subsidiary and contributed substantially all of its assets, subject to certain liabilities, to Dynamic Details. In November 1997, the predecessor of DDi Corp. incorporated DDi Capital as a wholly-owned subsidiary and, in February 1998, contributed substantially all its assets (including the shares of common stock of Dynamic Details), subject to certain liabilities, including discount notes to DDi Capital. In July 1998, the predecessor of DDi Corp. incorporated DDi Intermediate Holding Corp. ("Intermediate") as a wholly-owned subsidiary and contributed all of the shares of common stock of DDi Capital to Intermediate. Other than the Intermediate Senior Discount Notes and the Capital Senior Discount Notes (both as defined in Note 3), related debt issue costs and tax balances, all significant assets and liabilities of DDi Corp. on a consolidated basis are those of Dynamic Details. This report contains the first periodic presentation of financial data for DDi Corp., which consummated the initial public offering of its common stock on April 14, 2000. Dynamic Details, in conjunction with Dynamic Details Design, LLC, a wholly-owned subsidiary of Intermediate formed in 1998, represent the operating divisions of DDi Corp.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

This report on Form 10-Q for the quarter ended March 31, 2000 should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and with the audited financial statements contained in DDi Corp.'s final registration statement on Form S-1, filed April 14, 2000. The Annual Report on Form 10-K was submitted on behalf of DDi Capital and Dynamic Details.


NATURE OF BUSINESS

The Company is a leading provider of time-critical, technologically advanced design, development and manufacturing services to original equipment manufacturers and other electronics manufacturing service providers. The Company serves over 1,400 customers, primarily in the United States, and primarily in the telecommunications, computer and networking industries.

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
       ----------------------------------------------------------------
              (In thousands, except share and per share amounts)


NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following:

                                      March 31,       December 31,
                                         2000            1999
                                      ---------       ------------
Raw materials                          $11,424           $11,828
Work-in-process                          7,584             5,601
Finished goods                           2,383             2,780
                                       -------           -------
Total                                  $21,391           $20,209
                                       =======           =======


NOTE 3.  LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following:

                                           Dynamic Details                DDi Capital                 DDi Corp.
                                      -------------------------    -------------------------   ------------------------
                                      March 31,    December 31,    March 31,    December 31,   March 31,   December 31,
                                        2000          1999           2000          1999          2000         1999
                                      ---------    ------------    ---------    ------------   --------    ------------
Senior Term Facility (a) (d)          $250,650      $251,738       $250,650      $251,738      $250,650      $251,738
10.0% Senior Subordinated Notes        100,000       100,000        100,000       100,000       100,000       100,000
12.5% Capital Senior Discount
 Notes (b)                                   -             -         80,128        77,717        80,128        77,717
13.5% Intermediate Senior Discount
  Notes (c)                                  -             -              -             -        42,203        40,759
Capital lease obligations                6,213         6,524          6,213         6,524         6,213         6,524
                                      --------      --------       --------      --------      --------      --------
  Sub-total                            356,863       358,262        436,991       435,979       479,194       476,738
Less current maturities                 (7,585)       (7,035)        (7,585)       (7,035)       (7,585)       (7,035)
                                      --------      --------       --------      --------      --------      --------
  Total                               $349,278      $351,227       $429,406      $428,944      $471,609      $469,703
                                      ========      ========       ========      ========      ========      ========

(a) Interest rates are LIBOR-based and range from 8.13% to 8.38% as of March 31, 2000.
(b) Face amount of $110,000, net of unamortized discount of $29,871 and $32,283 at March 31, 2000 and December 31, 1999, respectively.
(c) Face amount of $66,810, net of unamortized discount of $24,607 and $26,051 at March 31, 2000 and December 31, 1999, respectively.
(d) The Senior Term Facility, together with the Revolving Credit Facility which had no amounts outstanding as of March 31, 2000 and December 31, 1999, comprise the Senior Credit Facility.

         DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        ----------------------------------------------------------------
               (In thousands, except share and per share amounts)


NOTE 4. EARNINGS PER SHARE

Basic and diluted earnings per share - DDi Corp. has adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 requires the DDi Corp. to report both basic net income
(loss) per share, which is based on the weighted average number of common shares outstanding, excluding contingently issuable shares such as the Class L common shares that contingently convert into common stock upon certain events, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding. Class A and Class L common stock share ratably in the net income
(loss) remaining after giving effect to the 12% yield on the Class L common stock. As a result of the losses incurred by DDi Corp. during the three months ended March 31, 1999 and 2000, all potential common shares were anti-dilutive and excluded from the diluted net income (loss) per share calculation. As of March 31, 2000, DDi Corp. had not yet completed its initial public offering.

                                                                  Three Months Ended
                                                                       March 31,
                                                              ----------------------------
Numerator:                                                       2000              1999
                                                              ----------        ----------
Net loss per share of Class A common stock                    $   (1,977)       $   (5,329)
Priority distribution due shares of Class L common stock          (3,770)           (3,420)
                                                              ----------------------------
Net loss allocable to shares of Class A common stock          $   (5,747)       $   (8,749)
                                                              ============================
Denominator:
Weighted average shares of Class A common stock outstanding    9,888,923         9,774,179
                                                              ============================


Unaudited pro forma loss per share - Unaudited pro forma basic and diluted net loss per share for the three months ended March 31, 2000 and 1999 have been calculated based on the net loss applicable to common stock assuming the reclassification of DDi Corp.'s Class A and L common stock which occurred immediately prior to the completion of the initial public offering, as if such reclassifications had occurred at the beginning of the period. On April 14, 2000, each share of Class L common stock was reclassified into one share of Class A common stock plus an additional number of shares of Class A common stock (determined by dividing the preference amount of such per share by the initial public offering price of $14.00 per share.) Each share of Class A common stock was then converted into 2.8076 shares of new common stock when DDi Corp. reincorporated in the state of Delaware. The reclassification has been reflected in the accompanying financial statements, and all applicable references as to number of common shares and per share information have been restated.


NOTE 5. RELATED PARTY TRANSACTIONS

Pursuant to a management agreement among Bain Capital Partners V, L.P. ("Bain"), DDi Corp. and Dynamic Details (the "Management Agreement"), Bain was entitled to a management fee when, it provided advisory services to the Company in connection with potential business acquisitions. In addition, Bain performed certain management consulting services at Bain's customary rates plus reimbursement for reasonable out-of-pocket expenditures. In this capacity, Bain received approximately $1.1 million in fees in fiscal year ended December 31, 1999. This management agreement was terminated by mutual consent of the parties in connection with the initial public offering by DDi Corp. on April 14, 2000. Bain was paid a termination fee of approximately $3 million.

         DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        ----------------------------------------------------------------
               (In thousands, except share and per share amounts)


NOTE 6. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATED FINANCIAL DATA

On November 15, 1997, Dynamic Details, issued $100 million aggregate principal amount of 10% Senior Subordinated Notes due in 2005. The senior subordinated notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by all of its wholly-owned subsidiaries (the "Subsidiary Guarantors").

The condensed financial data of Dynamic Details is presented below and should be read in conjunction with the condensed consolidated financial statements of Dynamic Details. Separate financial data of the Subsidiary Guarantors are not presented because (i) the Subsidiary Guarantors are wholly-owned and have fully and unconditionally guaranteed the Notes on a joint and several basis and (ii) the Company's management has determined such separate financial data are not material to investors and believes the condensed financial data of Dynamic Details presented is more meaningful in understanding the financial position of the Company.

            SUPPLEMENTAL DYNAMIC DETAILS, CONDENSED FINANCIAL DATA
                                  (Unaudited)


                                                   CONDENSED BALANCE SHEETS

                                                                     March 31, 2000        December 31, 1999
                                                                   ------------------      ------------------
Current assets                                                           $ 23,308               $ 22,472
Non-current assets                                                        308,330                329,490
                                                                   ------------------      ------------------
       Total assets                                                      $331,638               $351,962
                                                                   ==================      ==================

Current liabilities                                                      $ 21,673               $ 29,089
Non-current liabilities                                                   346,200                354,397
                                                                   ------------------      ------------------
       Total liabilities                                                  367,873                383,486
                                                                   ------------------      ------------------
       Total stockholders' deficit                                        (36,235)               (31,524)
                                                                   ------------------      ------------------
            Total liabilities and stockholders' deficit                  $331,638               $351,962
                                                                   ==================      ==================

                                               CONDENSED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended      Three Months Ended
                                                                     March 31, 2000          March 31, 1999
                                                                   ------------------      ------------------
Net sales                                                                $28,147                $ 19,540
Cost of sales                                                             15,164                  11,369
                                                                   ------------------      ------------------
Gross profit                                                              12,983                   8,171
Operating expenses                                                         3,963                   2,235
                                                                   ------------------      ------------------
Income from operations                                                     9,020                   5,936
Interest expense, net                                                      8,296                   8,161
                                                                   ------------------      ------------------
Income before income taxes                                                   724                  (2,225)
Income tax (benefit) expense                                                (336)                    829
                                                                   ------------------      ------------------
Income (loss) before equity in loss of subsidiaries                          388                  (1,396)
Equity in loss of subsidiaries                                               (46)                 (1,757)
                                                                   ------------------      ------------------
Net income (loss)                                                        $   342                $ (3,153)
                                                                   ==================      ==================

         DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        ----------------------------------------------------------------
               (In thousands, except share and per share amounts)


NOTE 7.  SUBSEQUENT EVENTS

On April 14, 2000, DDi Corp. consummated an initial public offering of its common stock. The net proceeds were used to reduce the indebtedness of the Dynamic Details senior term loans by $100.0 million, redeem $17.5 million of the senior discount notes issued by DDi Intermediate, pay associated redemption premiums of $2.8 million and accrued and unpaid interest thereon of $3.7 million, and complete the acquisition of MCM Electronics Limited ("MCM").

On April 14, 2000, DDi Corp. completed the acquisition of MCM, a time-critical electronics manufacturing service provider based in the United Kingdom for total consideration of approximately $86 million paid in a combination of cash, common stock and assumption of outstanding indebtedness of MCM. This transaction will be accounted for as a purchase by DDi Corp. and the purchase price will be allocated to the underlying assets and liabilities based upon their respective fair market values at the date of acquisition. No adjustments have been made to the accompanying historical consolidated financial statements for this transaction. MCM focuses on the technology advanced, time-critical segment of the electronics manufacturing industry and will be managed by the existing MCM management and the DDi management team.

In addition, on April 14, 2000, in conjunction with the reduction of indebtedness of the Dynamic Details senior term loans, the Company proportionately reduced the notional amount hedged and modified certain other terms of its interest rate exchange agreement then in effect. It is anticipated that these modifications will not impact the Company's earnings for 2000.

On March 21, 2000, Dynamic Details and DDi Capital entered into an amendment of the Dynamic Details senior credit facility with the Bankers Trust Company and Chase Manhattan Bank, as agents. The amendment, which became effective on April 14, 2000, permitted DDi Corp. to use the proceeds of its initial public offering as described in its registration statement of Form S-1. Dynamic Details paid its lenders a fee of 25 basis points on the outstanding balance under the credit agreement. Future prepayments of the Tranche B term facility will require a premium of up to 2%, declining to par within two years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

OVERVIEW

The Company is a leading provider of time-critical, technologically advanced design, development and manufacturing services to original equipment manufacturers and other electronics manufacturing service providers. The Company serves over 1,400 customers, primarily in the United States, and primarily in the telecommunications, computer and networking industries.

This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp's Post-Effective Amendment No. 1 on Form S-1 filed April 14, 2000.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to the Three Months ended March 31, 1999

Net sales increased $16.1 million (27%) to $75.3 million for the three months ended March 31, 2000, from $59.2 million for the same period in 1999. The increase was primarily attributable to the production of higher margin printed circuit board panels, which increased the average sales price per panel.

Gross profit for the three months ended March 31, 2000 was $26.3 million. Such results reflect an increase of $9.1 million (53%) for DDi Corp, from $17.2 million for the same period in 1999 and an increase of $8.9 million (51%) for both DDi Capital and Dynamic Details, from $17.4 million for the same period in 1999. The increases in gross profit resulted from the higher level of sales. The most significant improvements were achieved in the Company's pre-production operations and in its assembly facilities, which increased operating margins by approximately 200% and 33%, respectively.

Sales and marketing expenses increased $2.2 million (47%) to $6.9 million for the three months ended March 31, 2000, from $4.7 million for the same period in 1999. Of the aggregate increase, approximately $1.3 million is attributable to growth in our sales force to accommodate existing and anticipated near-term increases in customer demand. The remaining increase of approximately $0.9 million relates to higher commissions and other variable expenses due to our increased sales volume.

General and administration expenses were $3.9 million for the three months ended March 31, 2000, as compared to approximately $2.9 million for the same period in 1999. The increase in expenses is attributable to higher staffing costs and other back-office expenditures to support growth in our design operations and the company as a whole.

Amortization of intangibles decreased $0.6 million for the three months ended March 31, 2000, due to the use of accelerated amortization methods with regard to certain identifiable intangibles.

Net interest expense for Dynamic Details increased approximately $0.1 million for the three months ended March 31, 2000, as compared to the same period in 1999. Net interest expense for DDi Capital increased $0.4 million, due to the increase in expense for Dynamic Details and to the impact of discount accretion
on the DDi Capital senior discount notes.   Net interest expense for DDi Corp
increased $0.6 million, due to the increases in expense for Dynamic Details and DDi Capital, and to the impact of discount accretion on the DDi Intermediate senior discount notes.

Income taxes for DDi Corp. increased $2.6 million to an expense of $0.1 million for the three months ended March 31, 2000, from a benefit of $(2.5) million for the same period in 1999. Income taxes for DDi Capital increased to an expense of $0.7 million for the three months ended March 31, 2000, as compared to a benefit of $(1.9) million for the same period in 1999. Income taxes for Dynamic Details increased to an expense of $1.6 million for the three months ended March 31, 2000, from a benefit of $(1.0) million for the same period in 1999. The provisions for income taxes are based upon the Company's expected effective tax rate in the respective fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had cash and cash equivalents of $0.8 million, compared to $0.6 million as of December 31, 1999. The principal source of liquidity for the three months ended March 31, 2000 was cash provided by operations.

Net cash provided by operating activities for the three months ended March 31, 2000 was $5.9 million, compared to $6.2 million for DDi Corp. and $6.5 million for DDi Capital and Dynamic Details for the three months ended March 31, 1999.

Capital expenditures for the Company for the three months ended March 31, 2000 were $3.8 million, compared to $3.1 million for the three months ended March 31, 1999.

As of March 31, 2000, DDi Corp., DDi Capital and Dynamic Details had long-term borrowings of $471.6 million, $429.4 million and $349.3 million, respectively. Dynamic Details has $45 million available for borrowing under its revolving credit facility for revolving credit loans, letters of credit and swing line
loans, less amounts that may be in use from time-to-time.   At March 31, 2000,
Dynamic Details had no borrowings outstanding under this revolving credit facility and had $0.7 million reserved against the facility for a letter of credit.

On April 14, 2000, DDi Corp. consummated an initial public offering of its common stock. The net proceeds were used to reduce the indebtedness of the Dynamic Details senior term loans by $100.0 million, redeem $17.5 million of the senior discount notes issued by DDi Intermediate, and to pay associated redemption premiums of $2.8 million and accrued and unpaid interest thereon of $3.7 million and to complete the acquisition of MCM.

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


COLORADO FACILITY

In December 1999, the Company's management implemented a plan to consolidate its Colorado operations into its Texas facility, resulting in the closure of the Colorado facility. In conjunction with the closure of the Colorado facility, the Company recorded charges in the fourth quarter of 1999 totaling $7.0 million, consisting of $4.5 million for severance and other exit costs and $2.5 million related to the impairment of net property, plant and equipment. The exit costs were accrued for as of December 31, 1999. The closure of the facility was effectively complete as of March 31, 2000. Management is in the process of evaluating its lease exit strategy and the accrued exit costs remaining as of March 31, 2000 are approximately $0.4 million.


RISKS ASSOCIATED WITH INTANGIBLE ASSETS

At March 31, 2000, the Company's balance sheet reflected $200 million of intangible assets, a substantial portion of the Company's total assets at such
date.   The intangible assets consist of goodwill and other identifiable
intangibles relating to the Company's acquisitions.   The balances of these
intangible assets may increase in future periods, principally from the consummation of further acquisitions, including the acquisition of MCM, which
was completed on April 14, 2000.   Amortization of these additional intangibles
will, in turn, have a negative impact on earnings. In addition, the Company continuously evaluates whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of its intangible assets, which could have a material adverse effect on the results of the Company during the periods in which such a reduction is recognized. There can be no assurance that the Company will not be required to write down intangible assets in future periods.


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


FACTORS THAT MAY AFFECT FUTURE RESULTS

SUBSTANTIAL INDEBTEDNESS

The Company is highly leveraged. As of March 31, 2000, indebtedness was approximately $479 million for DDi Corp., $437 million for DDi Capital and $357 million for Dynamic Details. As of March 31, 2000, there was $44.3 million available under the Dynamic Details senior credit facility for future borrowings for general corporate purposes and working capital needs. See additional discussion at Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. In addition, subject to the restrictions in the Intermediate senior discount notes, DDi Capital senior discount notes, Dynamic Details senior subordinated notes and Dynamic Details senior credit facility, the Company may incur additional indebtedness in an unrestricted amount from time to time to finance acquisitions or capital expenditures or for other purposes.

  As a result of the Company's level of debt and the terms of its debt instruments:

  . the Company's vulnerability to adverse general economic conditions is heightened;

  . the Company will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

  . the Company is and will continue to be limited by financial and other restrictive covenants in its ability to borrow additional funds, consummate asset sales, enter into transactions with affiliates or conduct mergers and acquisitions;

  . the Company's flexibility in planning for, or reacting to, changes in its business and industry will be limited;

  . we the Company is sensitive to fluctuations in interest rates because some of its debt obligations are subject to variable interest rates; and

  . the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

The Company's ability to pay principal and interest on it indebtedness and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Dynamic Details senior credit facility or successor facilities.

The Company anticipates that its operating cash flow, together with borrowings under the Dynamic Details senior credit facility will be sufficient to meet its operating expenses and to service its debt requirements as they become due. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness (which could include the Intermediate senior discount notes, DDi Capital senior discount notes and the Dynamic Details senior subordinated notes), or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all.


RESTRICTIONS IMPOSED BY TERMS OF INDEBTEDNESS

The terms of the Company's indebtedness restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. DDi Capital and Dynamic Details are also required to maintain specified financial ratios and satisfy certain financial condition tests. Their ability to meet those financial ratios and tests can be affected by events beyond their control, and there can be no assurance that they will meet those tests. A breach of any of these covenants could result in a default under some or all of the Company's indebtedness agreements. Upon the occurrence of an event of default, lenders under such indebtedness could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable. If the Company were unable to repay such amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all the assets of Dynamic Details and its subsidiaries are pledged as security under the Dynamic Details senior credit facility.


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

In addition, the electronics manufacturing services industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for the Company's services. There can be no assurance that the Company will effectively respond to the technological requirements of the changing market. To the extent the Company determines that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require the Company to make significant capital investments. There can be no assurance that the Company will be able to obtain capital for these purposes in the future or that any investments in new technologies will result in commercially viable technological processes.


DEPENDENCE ON A CORE GROUP OF SIGNIFICANT CUSTOMERS

Although the Company has a large number of customers, net sales to its largest customer accounted for approximately 8% of net sales during the three months ended March 31, 2000. Net sales to the ten largest customers accounted for approximately 41% of net sales during the same period. The Company may depend upon a core group of customers for a material percentage of net sales in the future. Substantially all sales are made on the basis of purchase orders rather than long-term agreements. There can be no assurance that significant customers will order services from the Company in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact revenues. In addition, the Company generates significant accounts receivable in connection with providing services to customers. If one or more significant customers were to become insolvent or otherwise were unable to pay for the services provided, results of operations would be adversely affected.


DEPENDENCE ON ACQUISTION STRATEGY

As part of its business strategy, the Company expects that it will continue to grow by pursuing acquisitions of other companies, assets or product lines that complement or expand existing business. Competition for attractive companies in industry is substantial. The Company cannot assure that it will be able to identify suitable acquisition candidates or to finance and complete transactions that it selects. In addition, existing credit facilities restrict the Company's ability to acquire the assets or business of other companies. The attention of management may be diverted, and operations may be otherwise disrupted. Failure to effectively execute this acquisition strategy may cause the growth of revenues to suffer.


ABILITY TO INTEGRATE ACQUIRED BUSINESSES AND MANAGE EXPANSION

Since December 1997, the Company has consummated a merger and two acquisitions, including the acquisition of MCM in conjunction with DDi Corp.'s initial public offering. The Company has a limited history of owning and operating its businesses on a consolidated basis. There can be no assurance that it will be able to meet performance expectations or successfully integrate acquired businesses on a timely basis without disrupting the quality and reliability of service to customers or diverting management resources. This rapid growth has placed and may continue to place a significant strain on management, financial resources and information, operating and financial systems. If the Company is unable to manage this growth effectively, its rate of growth and its revenues may be adversely affected.


COSTS OF INTERNATIONAL EXPANSION

The Company is expanding into new foreign markets. DDi Corp. completed its acquisition of MCM on the completion of its initial public offering. Entry into foreign markets may require considerable management time as well as, in the case of new operations, start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, operations in new foreign markets may achieve low margins or may be unprofitable. The Company will be unable to utilize net operating losses incurred by foreign operations to reduce U.S. income taxes. Therefore, as the Company expands internationally, it may not experience the operating margins it expects, and revenues may be negatively impacted.


VARIABILITY OF ORDERS

The Company's operating results have fluctuated in the past because it sells on a purchase-order basis rather than pursuant to long-term contracts. The Company is therefore sensitive to variability in customers' demand. Because the Company times expenditures in anticipation of future sales, its operating results may be less than estimated if the timing and volume of customer orders do not match expectations. Furthermore, the Company may not be able to capture all potential revenue in a given period if customers' demand for quick-turnaround services exceeds capacity during that period. Because of these factors, you should not rely on quarter-to-quarter comparisons of the Company's results of operations as an indication of future performance. Because a significant portion of the Company's operating expenses are fixed, even a small revenue shortfall can have a disproportionate effect on operating results. It is possible that, in future periods, results may be below the expectations of public market analysts and investors. A substantial portion of the Company's net sales are derived from quick-turn services for which it provides both the materials and the manufacturing services. As a result, the Company often bears the risk of fluctuations in the cost of materials, and the risk of generating scrap and excess inventory, which can affect gross profit margins. The Company forecasts future inventory needs based upon the anticipated demands of its customers. Inaccuracies in making these forecasts or estimates could result in a shortage or an excess of materials, either of which could negatively affect production schedules and margins.


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


ENVIRONMENTAL MATTERS

The Company's operations are regulated under a number of federal, state and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for the Company because it uses in its manufacturing process materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. In addition, because the Company is a generator of hazardous wastes, it may be subject to potential financial liability for costs associated with an investigation and any remediation of sites at which the Company has arranged for the disposal of hazardous wastes if such sites become contaminated. Even if the Company fully complies with applicable environmental laws and is not directly at fault for the contamination, it may still be liable. The wastes the Company generates include spent ammoniacal etching solutions, solder stripping solutions and hydrochloric acid solution containing palladium; waste water which contains heavy metals, acids, cleaners and conditioners; and filter cake from equipment used for on-site waste treatment. Violations of environmental laws could subject the Company to revocation of its effluent discharge permits. Any such revocations could require the Company to cease or limit production at one or more of its facilities, thereby negatively impacting revenues.


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


CONTROLLING STOCKHOLDERS

After the completion of DDi Corp's initial public offering and the acquisition of MCM, investors affiliated with Bain Capital, Inc., Celerity Partners, LLC and The Chase Manhattan Bank together hold approximately 40.5% of the outstanding voting stock of DDi Corp., the sole stockholder of Intermediate, which is the sole stockholder of DDi Capital which, in turn, is the sole stockholder of Dynamic Details. By virtue of such stock ownership, these entities have significant influence over all matters submitted to stockholders of DDi Corp. and its subsidiaries, including the election of directors of DDi Corp. and its subsidiaries, and to exercise significant control over the business, policies and affairs of the Company.

FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and may differ materially from the Company's actual future experience involving any one or more of such matters and subject areas. The Company wishes to caution readers that all statements other than statements of historical facts included in this quarterly report on Form 10-Q regarding the Company's financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include:
(1) increased competition; (2) increased costs; (3) the inability to consummate business acquisitions on attractive terms; (4) the loss or retirement of key members of management; (5) increases in the Company's cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which the Company may compete and fluctuations in demand in the electronics industry; and (8) the ability to sustain historical margins as the industry develops. The Company has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from the Company's current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, the Company's business and results of operations is subject to the risks and uncertainties described under the headings "Risks Associated with Intangible Assets" and "Factors That May Affect Future Results" contained herein. However, the operations and results of the Company's business also may be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time-to-time in the Company's reports filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Interest Rate Risk

The Dynamic Details senior credit facility bears interest at a floating rate; the Dynamic Details senior subordinated notes, DDi Capital senior discount notes and DDi Intermediate senior discount notes bear interest at fixed rates. The Company reduces exposure to interest rate risks through swap agreements.

Under the terms of the current swap agreements, the Company pays a maximum annual rate of interest applied to a notional amount equal to the principal balance of the term facility portion of the Dynamic Details senior credit facility for the period June 30, 1999 through August 31, 2001. During this period, the maximum annual rate is 5.65% for a given month, unless one-month LIBOR for that month equals or exceeds 7.00%, in which case the Company pays 7.00% for that month. From September 1, 2001 through the scheduled maturity of the senior term facility in 2005, the Company pays a fixed annual rate of 7.35% applied to a notional amount equal to 50% of the principal balance of the senior term facility during that period. The term loan facility portion of the Dynamic Details senior credit facility bears interest based on one-month LIBOR. As of March 31, 2000, one-month LIBOR was 5.88%. If one-month LIBOR increased by 10% to 6.47%, interest expense related to the term loan facility portion would increase by approximately $1.5 million over the twelve months ending March 31, 2001. Moreover, because the increased rate would exceed 5.65%, but remain below 7.00%, that increase in interest expense would be offset by approximately $1.5 million in payments the Company would be entitled to receive under the swap agreement.

The revolving credit facility bears interest at (1) 2.25% per annum plus the applicable LIBOR or (2) 1.25% per annum plus the federal reserve reported overnight funds rate plus 0.5% per annum. As of March 31, 2000 the Company had no outstanding balance under its revolving credit facility. The Company does not anticipate having a material outstanding balance on this facility during the year ending December 31, 2000. Therefore, a 10% change in interest rates as of March 31, 2000 is not expected to materially affect the interest expense to be incurred on this facility during such period.

A change in interest rates would not have an effect on the interest expense to be incurred on the Dynamic Details senior subordinated notes, DDi Capital senior discount notes or the DDi Intermediate senior discount notes because each of these instruments bears a fixed rate of interest.

Foreign Currency Exchange Risk

All of the Company's sales are denominated in U.S. dollars and as a result, the Company has relatively little exposure to foreign currency exchange risk with respect to sales made. The Company does not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and does not utilize any other derivative financial instruments for trading or speculative purposes. Therefore, the effect of an immediate 10% change in exchange rates would not have an impact on the Company's operating results over the 12 month period ending March 31, 2001.

                           PART II OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

The Company is currently not a party to any material legal actions or proceedings.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.  None

Item 3.   DEFAULTS UPON SENIOR SECURITIES.  None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

Item 5.   OTHER INFORMATION

On March 27, 2000, Dynamic Details and DDi Capital entered into an amendment of the Dynamic Details senior credit facility with the Bankers Trust Company and Chase Manhattan Bank, as agents. The amendment, which became effective on April 14, 2000, permitted DDi to use the proceeds of its initial public offering as described in its registration statement of Form S-1. Dynamic Details paid its lenders a fee of 25 basis points on the outstanding balance under the credit agreement. Future prepayments of the Tranche B term facility will require a premium of up to 2%, declining to par within two years.

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

Exhibit                                 Description
-------                                 -----------

3.1      DDi Corp. Delaware Certificate of Incorporation. (Previously filed as
         Exhibit 3.1 to Amendment No. 5 to Form S-1 Registration Statement File No. 333-95623).
3.2 DDi Corp. Delaware By-laws. (Previously filed as Exhibit 3.2 to Amendment No. 5 to Form S-1 Registration Statement File No. 333-95623).
4.6      Stockholders Agreement dated as of March 31, 2000. (Previously filed as
         Exhibit 4.1 to Amendment No. 5 to Form S-1 Registration Statement File No. 333-95623).
10.1 Amendment dated as of March 31, 2000, to the Stock Contribution and Merger Agreement dated July 23, 1998 by and among Details Holdings Corp. and Dynamic Circuits Inc. and the Stockholders of Dynamic Circuits Inc. (Previously filed as Exhibit 10.2.1 to Amendment No. 5 to Form S-1 Registration Statement File No. 333-95623).
10.2 Form of Merger Agreement between DDi Corp., a California corporation, and DDi Merger Co., a Delaware corporation. (Previously filed as Exhibit 10.36 to Amendment No. 5 to Form S-1 Registration Statement File No. 333-95623).
10.3     Form of DDi Corp. Employee Stock Purchase Plan. (Previously filed as
         Exhibit 10.37 to Amendment No. 5 to Form S-1 Registration Statement File No. 333-95623).
10.4     Form of 2000 DDi Corp. Equity Incentive Plan. (Previously filed as
         Exhibit 10.8 to Amendment No. 5 to Form S-1 Registration Statement File No. 333-95623).
10.5 Share Purchase Agreement between the shareholders of MCM Electronics Limited and DDi Corp. dated as of March 22, 2000. (Previously filed as
         Exhibit 10.38 to Amendment No. 5 to Form S-1 Registration Statement File No. 333-95623).
27.1     Financial Data Schedule for Dynamic Details, Incorporated
27.2     Financial Data Schedule for DDi Capital Corp.
27.3     Financial Data Schedule for DDi Corp.

(b) Reports on Form 8-K:
    --------------------

    On February 2, 2000, DDi Capital and Dynamic Details filed a Report on Form 8-K, describing the January 28, 2000 filing with the SEC by their ultimate parent, DDi Corp., of a registration statement on Form S-1.

    On March 9, 2000 DDi Capital and Dynamic Details filed a Report on Form 8-K,
(i) describing the March 2, 2000 filing with the SEC by their ultimate parent, DDi Corp., of Amendment No. 1 to its registration statement on Form S-1, and
(ii) including a press release announcing first quarter operating results for DDi Capital Corp. and Dynamic Details, Incorporated.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 12th day of May, 2000.

                             DDi CORP.

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

        Signature                     Title                         Date
        ---------                     -----                         ----

    /s/ Joseph P. Gisch         Vice President and               May 12, 2000
    -------------------         Chief Financial Officer
    Joseph P. Gisch              (principal financial and
                                  chief accounting officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 12th day of May, 2000.

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

        Signature                       Title                        Date
        ---------                       -----                        ----

    /s/ Joseph P. Gisch         Vice President and               May 12, 2000
    -------------------         Chief Financial Officer
    Joseph P. Gisch              (principal financial and
                                  chief accounting officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dynamic Details, Incorporated. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 12th day of May, 2000.

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

        Signature                       Title                       Date
        ---------                       -----                       ----

    /s/ Joseph P. Gisch         Vice President and              May 12, 2000
    -------------------         Chief Financial Officer
    Joseph P. Gisch              (principal financial and
                                  chief accounting officer)