Form 10-Q/A
period 2000-03-31
DDI CAPITAL CORP/DYNAMIC DETAILS INC; DETAILS INC; DDI CORP
filed 2000-05-15
CIK 1050119, 1050117, 1104252

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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

     This amendment to DDI Capital Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the "Original Form 10-Q") is being filed to correct the CIK references for Exhibits 27.1 and 27.2 (Financial Data Schedules) to the Original Form 10-Q.

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