Form 10-Q
period 2000-06-30
DDI CAPITAL CORP/DYNAMIC DETAILS INC; DETAILS INC; DDI CORP
filed 2000-08-14
CIK 1050119, 1050117, 1104252

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the quarterly period ended June 30, 2000
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________ TO_________

                       COMMISSION FILE NUMBERS 333-95623
                                               333-41187
                                               333-41211

                                   DDi CORP.
                               DDi CAPITAL CORP.
                         DYNAMIC DETAILS, INCORPORATED
          (EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)

               DELAWARE                              06-1576013
               CALIFORNIA                            33-0780382
               CALIFORNIA                            33-0779123
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

As of June 30, 2000, all of the voting stock of Dynamic Details, Incorporated was held by DDi Capital Corp. and all of the voting stock of DDi Capital Corp. was held by DDi Intermediate Holdings Corp., which is wholly owned by DDi Corp. As of June 30, 2000, DDi Corp. also held all of the capital stock of MCM Electronics Limited.

As of June 30, 2000, DDi Corp. had 39,320,390 shares of common stock, par value $0.01 per share, outstanding.

As of June 30, 2000, Dynamic Details, Incorporated had 100 shares of common stock, par value $0.01 per share, outstanding and DDi Capital Corp. had 1,000 shares of common stock, par value $0.01 per share, outstanding.

                                   DDi Corp.
                               DDi Capital Corp.
                         Dynamic Details, Incorporated
                                   Form 10-Q

                               Table of Contents

PART I     Financial Information                                       Page No.
                                                                       --------
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2000
            and December 31, 1999                                         3

           Condensed Consolidated Statements of Operations for the
            three and six months ended June 30, 2000 and 1999             4

           Consolidated Statements of Comprehensive Loss for the
            three and six months ended June 30, 2000 and 1999             7

           Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 2000 and 1999                       8

           Notes to Condensed Consolidated Financial Statements           9

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           17

Item 3.    Quantitative and Qualitative Disclosures about Market Risk     26

PART II    Other Information

Item 1.    Legal Proceedings                                              27

Item 2.    Changes in Securities and Use of Proceeds                      27

Item 3.    Defaults upon Senior Securities                                27

Item 4.    Submission of Matters to a Vote of Security Holders            27

Item 5.    Other Information                                              27

Item 6     Exhibits and Reports on Form 8-K                               27

Signatures                                                                29

                       PART I      FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                    Dynamic Details                DDi Capital                 DDi Corp.
                                              ---------------------------------------------------------------------------------
                                                June 30,   December 31,      June 30,    December 31,     June 30,  December 31,
                                                 2000          1999            2000          1999           2000       1999
                                              ---------------------------------------------------------------------------------
                                              (Unaudited)                   (Unaudited)                   (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                    $     180   $     644        $     180     $     644       $   4,081   $     648
  Accounts receivable, net                        54,616      42,774           54,616        42,774          66,178      42,774
  Inventories                                     26,220      20,209           26,220        20,209          30,306      20,209
  Prepaid expenses and other                       3,616       2,498            3,616         2,498           4,480       2,499
  Deferred tax asset                               5,215       5,215            5,215         5,215           5,215       5,215
                                              ---------------------------------------------------------------------------------
          Total current assets                    89,847      71,340           89,847        71,340         110,260      71,345
Property, plant and equipment, net                65,801      63,209           65,801        63,209          77,043      63,209
Debt issue costs, net                              7,336       9,490           10,943        13,152          11,264      13,833
Goodwill and other intangibles, net              195,347     205,462          195,347       205,462         265,179     205,462
Other                                              2,255         486            2,255           486           2,905         486
                                              ---------------------------------------------------------------------------------
     Total Assets                              $ 360,586   $ 349,987        $ 364,193     $ 353,649       $ 466,651   $ 354,335
                                              =================================================================================

Liabilities and Stockholders' Deficit
Current liabilities:
  Current maturities of long-term debt
     and capital lease obligations              $  7,724   $   7,035        $   7,724     $   7,035       $  11,203   $   7,035
  Current portion of deferred interest
     rate swap income                                881       1,458              881         1,458             881       1,458
  Current maturities of deferred notes payable     1,337       2,514            1,337         2,514           1,337       2,514
  Revolving credit facility                          500           -              500             -             500           -
  Accounts payable                                23,038      18,055           23,038        18,055          31,845      18,055
  Accrued expenses                                24,185      22,263           24,185        22,263          28,394      22,311
  Income tax payable                               3,061         894            1,076           894           1,159         894
                                              ---------------------------------------------------------------------------------
          Total current liabilities               60,726      52,219           58,741        52,219          75,319      52,267


Long-term debt and capital lease obligations     247,897     351,227          330,516       428,944         378,748     469,703
Deferred interest rate swap income                 2,636       3,881            2,636         3,881           2,636       3,881
Notes payable and other                            2,055       2,179            2,055         2,179           2,055       2,179
Deferred tax liability                            20,496      20,496           13,420        13,420          13,722      13,420
                                              ---------------------------------------------------------------------------------
          Total liabilities                      333,810     430,002          407,368       500,643         472,480     541,450
                                              ---------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, additional paid-in-capital
     and other                                   355,086     251,944          288,399       199,830         345,625     162,239
  Accumulated deficit                           (328,310)   (331,959)        (331,574)     (346,824)       (351,454)   (349,354)
                                              ---------------------------------------------------------------------------------
          Total stockholders' equity
            (deficit)                             26,776     (80,015)         (43,175)     (146,994)         (5,829)   (187,115)
                                              ---------------------------------------------------------------------------------
     Total Liabilities and Stockholders'
        Equity (Deficit)                       $ 360,586   $ 349,987        $ 364,193     $ 353,649       $ 466,651   $ 354,335
                                              =================================================================================

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                         DYNAMIC DETAILS, INCORPORATED
               Condensed Consolidated Statements of Operations
                                 (In thousands)
                                  (Unaudited)

                                                 Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                                 ----------------------------------------------
                                                  2000        1999         2000         1999
                                                 -------     -------     --------     --------
Net sales                                        $86,912     $71,740     $162,197     $130,919
Cost of goods sold                                55,875      50,218      104,910       92,034
                                                 ----------------------------------------------
  Gross profit                                    31,037      21,522       57,287       38,885

Operating expenses:
  Sales and marketing                              7,480       5,368       14,371       10,070
  General and administration                       4,686       4,418        8,624        7,234
  Amortization of intangibles                      4,948       6,005       10,116       11,826
                                                 ----------------------------------------------
Operating income                                  13,923       5,731       24,176        9,755

Interest expense (net) and other expense (net)     6,984       8,258       15,248       16,429
                                                 ----------------------------------------------
Income (loss) before income taxes                  6,939      (2,527)       8,928       (6,674)
Income tax benefit (expense)                      (2,963)       (312)      (4,610)         682
                                                 ----------------------------------------------
Income (loss) before extraordinary item            3,976      (2,839)       4,318       (5,992)
Extraordinary item, net of taxes                    (670)          -         (670)           -
                                                 ----------------------------------------------
Net income (loss)                                $ 3,306     $(2,839)    $  3,648     $ (5,992)
                                                 ==============================================

             The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                               DDi CAPITAL CORP.
                Condensed Consolidated Statements of Operations
                               (In thousands)
                                (Unaudited)

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                                 --------------------------------------------------------
                                                     2000           1999           2000           1999
                                                 -----------    -----------    -----------    -----------
Net sales                                        $    86,912    $    71,740    $   162,197    $   130,919
Cost of goods sold                                    55,875         50,218        104,910         92,034
                                                 --------------------------------------------------------
  Gross profit                                        31,037         21,522         57,287         38,885

Operating expenses:
  Sales and marketing                                  7,480          5,368         14,371         10,070
  General and administration                           4,686          4,418          8,624          7,234
  Amortization of intangibles                          4,948          6,005         10,116         11,826
                                                 --------------------------------------------------------
Operating income                                      13,923          5,731         24,176          9,755


Interest expense (net) and other expense (net)         9,504         10,448         20,204         20,755
                                                 --------------------------------------------------------
Income (loss) before income taxes                      4,419         (4,717)         3,972        (11,000)
Income tax benefit (expense)                          (1,953)           574         (2,624)         2,425
                                                 --------------------------------------------------------
Income (loss) before extraordinary item                2,466         (4,143)         1,348         (8,575)
Extraordinary item, net of taxes                        (670)             -           (670)             -
                                                 --------------------------------------------------------
Net income (loss)                                $     1,796    $    (4,143)   $       678    $    (8,575)
                                                 ========================================================

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                                   DDi CORP.
                Condensed Consolidated Statements of Operations
              (In thousands, except share and per share amounts)
                                  (Unaudited)


                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                                --------------------------------------------------------
                                                    2000           1999           2000           1999
                                                -----------    -----------    -----------    -----------
Net sales                                       $   101,533    $    71,740    $   176,818    $   130,919
Cost of goods sold                                   65,981         50,435        115,016         92,445
                                                --------------------------------------------------------
  Gross profit                                       35,552         21,305         61,802         38,474

Operating expenses:
  Sales and marketing                                 7,914          5,368         14,805         10,070
  General and administration                          6,027          4,201          9,965          7,073
  Amortization of intangibles                         5,757          6,005         10,925         11,826
                                                --------------------------------------------------------
Operating income                                     15,854          5,731         26,107          9,505

Interest expense (net) and other expense (net)       11,006         11,720         23,161         23,301
                                                --------------------------------------------------------
Income (loss) before income taxes                     4,848         (5,989)         2,946        (13,796)
Income tax benefit (expense)                         (2,420)         1,098         (2,495)         3,576
                                                --------------------------------------------------------
Income (loss) before extraordinary item               2,428         (4,891)           451        (10,220)
Extraordinary item, net of taxes                     (2,551)             -         (2,551)             -
                                                --------------------------------------------------------
Net loss                                        $     (123)    $    (4,891)   $    (2,100)   $   (10,220)
                                                ========================================================
Income (loss) per share - basic:
  Before extraordinary item                     $      0.05    $     (0.86)   $     (0.18)   $     (1.75)
  Extraordinary item                            $     (0.07)   $         -    $     (0.11)   $         -
  Net loss                                      $     (0.02)   $     (0.86)   $     (0.29)   $     (1.75)

Income (loss) per share - diluted:
  Before extraordinary item                     $      0.05    $     (0.86)   $     (0.18)   $     (1.75)
  Extraordinary item                            $     (0.07)   $         -    $     (0.11)   $         -
  Net loss                                      $     (0.02)   $     (0.86)   $     (0.29)   $     (1.75)

Weighted average shares used to compute income
 (loss) per share:
  Basic                                          34,505,388      9,774,179     22,197,156      9,774,179
  Diluted                                        36,306,101      9,774,179     22,197,156      9,774,179
-------------------------------
Pro forma basic net loss per share              $         -    $     (0.20)   $     (0.07)   $     (0.41)
 (unaudited)                                    ========================================================
Pro forma diluted net loss per share            $         -    $     (0.20)   $     (0.07)   $     (0.41)
 (unaudited)                                    ========================================================
Pro forma weighted average basic shares
 outstanding (unaudited)                         37,007,000     24,750,000     30,908,000     24,750,000
                                                ========================================================
Pro forma weighted average diluted shares
 outstanding (unaudited)                         38,808,000     24,750,000     31,808,000     24,750,000
                                                ========================================================

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                                  DDi CORP.*
                 Consolidated Statements of Comprehensive Loss
                                (In thousands)
                                  (Unaudited)


                                             Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                           ------------------------------------------------
                                             2000          1999         2000         1999
                                           ---------     --------    ---------     --------
Net loss                                   $   (123)     $(4,891)    $  (2,100)    $(10,220)
Other comprehensive loss:
  Foreign currency translation adjustments   (1,166)           -        (1,166)           -
                                           ------------------------------------------------
Comprehensive loss                         $ (1,289)     $(4,891)    $  (3,266)    $(10,220)
                                           ================================================

* DDi Capital and Dynamic Details do not have items which result in comprehensive income (loss).

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED
                Condensed Consolidated Statement of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                                Dynamic Details          DDi Capital              DDi Corp
                                                                ---------------       ------------------      ----------------
                                                                Six Months Ended       Six Months Ended       Six Months Ended
                                                                    June 30,               June 30,               June 30,
                                                              -------------------------------------------------------------------
                                                                2000      1999          2000      1999          2000       1999
                                                              --------  --------     ---------   -------     ---------   --------
Cash flows from operating activities:
  Net cash provided by operating activities                   $  11,768  $13,603     $  11,768   $13,603     $  11,849   $ 13,359
                                                              -------------------------------------------------------------------


Cash flows from investing activities:
  Purchases of property, plant and equipment                    (10,223)  (8,064)      (10,223)   (8,064)      (10,664)    (8,064)
  Costs incurred in connection with the acquisition of DCI            -     (212)            -      (212)            -       (212)
  Costs incurred in connection with the acquisition of MCM,
    net of cash acquired of $7,794                                    -        -             -         -        (2,263)         -
                                                              -------------------------------------------------------------------
  Net cash used in investing activities                         (10,223)  (8,276)      (10,223)   (8,276)      (12,927)    (8,276)
                                                              -------------------------------------------------------------------


Cash flows from financing activities:

  Principal payments on long-term debt                         (102,057)  (1,088)     (102,057)   (1,088)     (144,772)    (1,088)
  Net borrowings (repayments) on the revolving credit facility      500   (7,000)          500    (7,000)          500     (7,000)
  Payments of deferred note payable                              (1,284)  (1,138)       (1,284)   (1,138)       (1,284)    (1,138)
  Principal payments on capital lease obligations                  (543)    (484)         (543)     (484)         (680)      (484)
  Payment of loan financing fees                                   (742)       -          (742)        -          (742)         -
  Capital contribution from (to) Parent, net                    103,142       (9)      103,142        (9)            -          -
  Due to affiliate                                                  242        -           242         -             -          -
  Shareholder repayments (borrowings)                                 -        -             -         -           (17)        16
  Escrow payable distribution                                    (1,267)       -        (1,267)        -        (1,267)         -
  Proceeds from interest rate swaps                                   -    6,062             -     6,062             -      6,062
  Proceeds from issuance of common stock
    through initial public offering                                   -        -             -         -       156,660          -
  Costs incurred in connection with the issuance of common
    stock through initial public offering                             -        -             -         -        (4,267)         -
  Issuance of common stock through Employee Stock
    Purchase Plan                                                     -        -             -         -           365          -
  Proceeds from exercise of stock options                             -        -             -         -           602         35
                                                              -------------------------------------------------------------------
Net cash provided (used) in financing activities                 (2,009)  (3,657)       (2,009)   (3,657)        5,098     (3,597)
                                                              -------------------------------------------------------------------
Effect of exchange rate changes on cash                               -        -             -         -          (587)         -
                                                              -------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               (464)   1,670          (464)    1,670         3,433      1,486

Cash and cash equivalents, beginning of year                        644    1,905           644     1,905           648      2,109
                                                              -------------------------------------------------------------------
Cash and cash equivalents, end of period                      $     180  $ 3,575     $     180   $ 3,575     $   4,081   $  3,595
                                                              ===================================================================


Supplemental disclosure of cash flow information:

Non-cash operating activities:
 During the six months ended June 30, 2000, depreciation and amortization expense was approximately $19 million for DDi Corp. and $18 million for both DDi Capital and Dynamic Details.

 During the six months ended June 30, 1999, DDi Corp., DDi Capital and Dynamic Details recorded approximately $20 million of depreciation and amortization expense.

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


NOTE 1.   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS


BASIS OF PRESENTATION

The unaudited condensed financial statements for DDi Corp. include the accounts of its wholly-owned subsidiaries, DDi Intermediate Holdings Corp. ("Intermediate") and its subsidiaries and MCM Electronics Limited ("MCM"). The unaudited condensed consolidated financial statements for DDi Capital Corp. ("DDi Capital"), a wholly owned subsidiary of Intermediate, includes the accounts of its wholly owned subsidiaries Dynamic Details Incorporated and its subsidiaries ("Dynamic Details"). Collectively, DDi Corp. and its subsidiaries are referred to as the "Company". The unaudited consolidated financial statements of DDi Corp. for the three and six month periods ended June 30, 2000 include the results of MCM commencing on April 14, 2000, the date of acquisition of MCM (see Note 7). All intercompany transactions have been eliminated in consolidation.

In October 1997, the predecessor of DDi Corp. incorporated Dynamic Details as a wholly-owned subsidiary and contributed substantially all of its assets, subject to certain liabilities, to Dynamic Details. In November 1997, the predecessor of DDi Corp. incorporated DDi Capital as a wholly-owned subsidiary and, in February 1998, contributed substantially all its assets (including the shares of common stock of Dynamic Details), subject to certain liabilities, including discount notes to DDi Capital. In July 1998, the predecessor of DDi Corp. incorporated Intermediate as a wholly-owned subsidiary and contributed all of the shares of common stock of DDi Capital to Intermediate. This report contains the second periodic presentation of financial data for DDi Corp., which consummated the initial public offering of its common stock on April 14, 2000. MCM, Dynamic Details and Dynamic Details Design, LLC, a wholly-owned subsidiary of Intermediate formed in 1998, represent the operating subsidiaries of DDi Corp.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of June 30, 2000, and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

This report on Form 10-Q for the quarter ended June 30, 2000 should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and with the audited financial statements contained in DDi Corp.'s final registration statement on Form S-1, filed April 14, 2000. The Annual Report on Form 10-K was submitted on behalf of DDi Capital and Dynamic Details.

Concurrent with DDi Corp.'s initial public offering on April 14, 2000 (see Note
6), each share of Class L common stock was reclassified into one share of Class A common stock plus an additional number of shares of Class A common stock (determined by dividing the preference amount of such per share by the initial public offering price of $14.00 per share). Class A and Class L common stock share ratably in the net income (loss) remaining after giving effect to the 12% yield on the Class L common stock. Each share of Class A common stock was then converted into 2.8076 shares of new common stock when DDi Corp. reincorporated in the state of Delaware.

NATURE OF BUSINESS

The Company is a leading provider of time-critical, technologically advanced design, development and manufacturing services to original equipment manufacturers and other electronics manufacturing service providers. The Company serves over 1,900 customers, primarily in the telecommunications, computer and networking industries.

         DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        ----------------------------------------------------------------
               (In thousands, except share and per share amounts)


NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consistof the following:

                               Dynamic Details and
                                    DDi Capital                  DDi Corp.
                          ----------------------------- ----------------------------
                           June 30,      December 31,    June 30,      December 31,
                             2000            1999          2000            1999
                          ----------------------------- ----------------------------
Raw materials              $ 12,602        $ 11,828      $ 14,491        $ 11,828
Work-in-process               9,356           5,601        11,263           5,601
Finished goods                4,262           2,780         4,552           2,780
                          ----------------------------- ----------------------------
Total                      $ 26,220        $ 20,209      $ 30,306        $ 20,209
                          ============================= ============================

NOTE 3.  LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following:

                                               Dynamic Details                DDi Capital                    DDi Corp.
                                         ---------------------------- ------------------------------ ---------------------------
                                          June 30,      December 31,     June 30,      December 31,    June 30,     December 31,
                                            2000            1999           2000           1999           2000          1999
                                         ---------------------------- ------------------------------ ---------------------------
Senior Term Facility (a)                   $149,681        $251,738      $149,681        $251,738     $149,681        $251,738
10.0% Senior Subordinated Notes             100,000         100,000       100,000         100,000      100,000         100,000
12.5% Capital Senior Discount
 Notes (b)                                        -               -        82,619          77,717       82,619          77,717
13.5% Intermediate Senior Discount
 Notes (c)                                        -               -             -               -       21,824          40,759
MCM Facilities Agreement (d)                      -               -             -               -       29,112               -
Capital lease obligations                     5,940           6,524         5,940           6,524        6,715           6,524
                                         ---------------------------- ----------------------------- ---------------------------
  Sub-total                                 255,621         358,262       338,240         435,979      389,951         476,738
Less current maturities                      (7,724)         (7,035)       (7,724)         (7,035)     (11,203)         (7,035)
                                         ---------------------------- ----------------------------- ---------------------------
  Total                                    $247,897        $351,227      $330,516        $428,944     $378,748        $469,703
                                         ============================ ============================= ===========================

(a) The Senior Term Facility, together with the Revolving Credit Facility, which had $500 outstanding as of June 30, 2000 and no amounts outstanding as of December 31, 1999, comprise the Senior Credit Facility. Interest rates are LIBOR-based and range from 8.63% to 9.13% as of June 30, 2000.
(b) Face amount of $110,000, net of unamortized discount of $27,381 and $32,283 at June 30, 2000 and December 31, 1999, respectively.
(c) Face amount of $33,405 and $66,810 at June 30, 2000 and December 31, 1999, respectively, net of unamortized discount of $11,581 and $26,051 at June 30, 2000 and December 31, 1999, respectively.
(d) Interest rates are LIBOR-based. 80% of the principal balance is fixed at 6.92% by an interest rate agreement.


NOTE 4.  INTEREST RATE SWAP AGREEMENTS

In April 2000, due to the repayment of a portion of the principal of the Dynamic Details senior term loans funded from the proceeds of DDi Corp.'s initial public offering (see Note 6), the Company modified its existing interest rate exchange agreements ("Swap Agreements"). Under the terms of the modified Swap Agreements, the application of the interest rate caps of 5.65% and 7.00% has been extended until December 31, 2001 (from August 31, 2001) and the notional amount of the swap through December 31, 2001 was reduced in proportion to the reduction in senior term loan principal. The interest rate cap of 5.65%, however, is now only effective through December 31, 2000 when it becomes 5.75% and effective from January 1, 2001 through the end of the swap term on December 31, 2001. In addition, the application of the fixed annual rate of 7.35% has been deferred until January 1, 2002 (from September 1, 2001).

         DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        ----------------------------------------------------------------
               (In thousands, except share and per share amounts)

MCM entered into an interest rate swap agreement effective January 12, 2000 and represents an effective cash flow hedge of the variable rate of interest (3-month LIBOR) paid under the MCM facilities agreement, minimizing exposure to increases in interest rates related to this debt over the scheduled term of the
swap, through September 2002.   Under the swap terms, MCM pays a fixed rate of
interest, an annual rate of 6.92%. This rate is applied to fixed amounts of debt per the agreement, which approximate 80% of the outstanding balance at June 30, 2000.


NOTE 5. EARNINGS PER SHARE

Basic and diluted earnings per share - DDi Corp. has adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 requires DDi Corp. to report both basic net income (loss) per share, which is based on the weighted average number of common shares outstanding, excluding contingently issuable shares such as the Class L common stock that were contingently convertible into common stock upon certain events, and diluted net income (loss) per share, which were based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

                                                        Three Months Ended             Three Months ended
                                                           June 30, 2000                 June 30, 1999
                                                   -----------------------------  ---------------------------
                                                       Basic            Diluted       Basic          Diluted
                                                   -----------------------------  ---------------------------
Numerator:
Income (loss) before extraordinary item            $    2,428       $    2,428    $  (4,891)       $  (4,891)
Priority distribution due shares of Class
 L common stock                                          (586)            (586)      (3,466)          (3,466)
                                                   -----------------------------  ---------------------------
Income (loss) allocable to common stock                 1,842            1,842       (8,357)          (8,357)
Extraordinary item                                     (2,551)          (2,551)           -                -
                                                   -----------------------------  ---------------------------
Net loss allocable to common stock                  $    (709)      $     (709)   $  (8,357)       $  (8,357)
                                                   =============================  ===========================

                                                         Six Months Ended              Six Months ended
                                                           June 30, 2000                 June 30, 1999
                                                   -----------------------------  ---------------------------
                                                       Basic           Diluted        Basic          Diluted
                                                   -----------------------------  ---------------------------
Denominator:
Weighted average shares of common
 stock outstanding                                 34,505,388       34,505,388    9,774,179        9,774,179
Dilutive potential common shares:
Stock options and warrants                                  -        1,800,713            -                -
                                                   -----------------------------  ---------------------------
Shares used in computing income (loss) per share   34,505,388       36,306,101    9,774,179       34,505,388
                                                   =============================  ===========================

                                                         Six Months Ended              Six Months ended
                                                           June 30, 2000                 June 30, 1999
                                                   -----------------------------  ---------------------------
                                                       Basic          Diluted         Basic          Diluted
                                                   -----------------------------  ---------------------------
Numerator:
Income (loss) before extraordinary item            $     451       $      451    $  (10,220)      $  (10,220)
Priority distribution due shares of Class L
 common stock                                         (4,356)          (4,356)       (6,886)          (6,886)
                                                   ----------------------------  ----------------------------
Income (loss) allocable to common stock               (3,905)          (3,905)      (17,106)         (17,106)
Extraordinary item                                    (2,551)          (2,551)            -                -
                                                   ----------------------------  ----------------------------
Net loss allocable to common stock                 $  (6,456)      $   (6,456)   $   (17,106)     $  (17,106)
                                                   ============================  ============================

Denominator:
Weighted average shares of common
 stock outstanding                                22,197,156       22,197,156      9,774,179       9,774,179
Dilutive potential common shares:
Stock options and warrants                                 -               -               -               -
Class L common stock                                       -               -               -               -
                                                  -----------------------------  ----------------------------
Shares used in computing income
 (loss) per share                                 22,197,156       22,197,156      9,774,179       9,774,179
                                                  =============================  ============================


As a result of the loss before extraordinary item, after deducting priority distributions of Class L common stock, incurred by DDi Corp. during the six months ended June 30, 2000 and the three and six months ended June 30, 1999, all potential common shares were anti-dilutive and excluded from the diluted net loss per share calculation for those periods.

         DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        ----------------------------------------------------------------
               (In thousands, except share and per share amounts)


Unaudited pro forma loss per share - Unaudited pro forma basic and diluted net loss per share for the three and six months ended June 30, 2000 and 1999 have been calculated based on the net loss applicable to common stock assuming the reclassification of DDi Corp.'s Class A and L common stock (see Note 1), which occurred immediately prior to the completion of the initial public offering, had occurred at the beginning of the period.


NOTE 6.  INITIAL PUBLIC OFFERING

On April 14, 2000, DDi Corp. completed an initial public offering of 12,000,000 shares of its common stock at $14.00 per share with proceeds of $156,660, net of underwriting discounts and commissions. The net proceeds were used to reduce the indebtedness of the Dynamic Details senior term loans, redeem a portion of the senior discount notes issued by DDi Intermediate, pay associated redemption premiums and accrued and unpaid interest thereon, finance a portion of the acquisition of MCM (see Note 7) and pay offering expenses. In conjunction with the redemption of debt, the Company recorded net extraordinary losses (see Note
8).


NOTE 7.  ACQUISITION OF MCM ELECTRONICS

On April 14, 2000, DDi Corp. completed the acquisition of MCM, a time-critical electronics manufacturing service provider based in the United Kingdom, for a total purchase price of approximately $84 million, excluding acquisition expenses of approximately $4 million, paid in a combination of cash of approximately $10 million, the issuance of 2,230,619 shares of DDi Corp. common stock at $14 per share totaling approximately $31 million, the repayment of outstanding indebtedness of MCM of approximately $24 million, and the assumption of approximately $23 million of MCM's remaining outstanding indebtedness (the "MCM Facilities Agreement") (net of cash acquired of approximately $8 million).

The acquisition of MCM was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 and accordingly, the results of operations of MCM since the date of acquisition are included in the accompanying consolidated financial statements of DDi Corp. The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. As of the date of this filing, the Company is in the process of evaluating its intangible assets to finalize the allocation of the total purchase price. The Company intends to allocate a portion of the purchase price to acquired in-process research and development ("in-process R&D"), developed technologies, customer relationships/tradenames and assembled workforce. These intangibles will be amortized over their estimated useful lives. The remaining residual value will be allocated to goodwill and will be amortized over its estimated useful life of 20 years.

Based upon the status of the Company's valuation efforts as of the date of this filing, a final valuation of the intangible assets has not been reflected in the accompanying consolidated financial statements. The excess of the purchase price over the fair value of MCM's tangible net assets is currently reflected as goodwill and is being amortized over its estimated useful life of 20 years.

         DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        ----------------------------------------------------------------
               (In thousands, except share and per share amounts)


NOTE 8. UNAUDITED PRO-FORMA INFORMATION

The accompanying condensed consolidated statements of operations of DDi Corp. include the accounts of MCM for the period April 14, 2000 through June 30, 2000. The following pro forma information for the six months ended June 30, 2000 and 1999 presents net sales, income (loss) before extraordinary item, and net loss for each of these periods as if this transaction was consummated at the
beginning of each period.   As of the filing of this report, management is
assessing purchase price allocation adjustments to assets acquired (including identifiable intangibles and in-process research and development efforts) and to
liabilities assumed in the MCM acquisition based on fair values.   The following
pro forma information does not reflect final purchase price allocation results. These results may have a material effect on the reported results of operations.

                                                Pro Forma               Pro Forma
                                              June, 30 2000           June, 30 1999
                                          ---------------------   ---------------------
                                          (in millions, except    (in millions, except
                                           per share amounts)      per share amounts)
Net Sales                                              $ 197.3                 $ 161.4

Income (Loss) Before Extraordinary Item                $   1.8                  ($16.0)

Net Loss                                                 ($0.7)                 ($16.0)

Net loss per share of common stock
 - basic and diluted                                    ($0.03)                 ($1.64)



NOTE 9. EXTRAORDINARY ITEM

During the quarter ended June 30, 2000, Dynamic Details recorded, as extraordinary items, write-offs of deferred financing fees and deferred swap income of approximately $670, net of related taxes of $428, related to the Senior Term Facility principal repayments funded from the net proceeds of DDi Corp.'s initial public offering (see Note 6). In addition, Intermediate recorded, as extraordinary items, the redemption premium and write-off of deferred financing fees of approximately $1,882, net of related taxes of $1,203 related to the Intermediate Senior Discount Notes principal repayments funded from the net proceeds of DDi Corp.'s initial public offering.


NOTE 10. RELATED PARTY TRANSACTIONS

Pursuant to a management agreement among Bain Capital Partners V, L.P. ("Bain"), DDi Corp. and Dynamic Details (the "Management Agreement"), Bain was entitled to a management fee when, it provided advisory services to the Company in connection with potential business acquisitions. In addition, Bain performed certain management consulting services at Bain's customary rates plus reimbursement for reasonable out-of-pocket expenditures. In this capacity, Bain received approximately $1.1 million in fees in fiscal year ended December 31, 1999. This management agreement was terminated by mutual consent of the parties in connection with the initial public offering by DDi Corp. on April 14, 2000. Bain was paid a fee of approximately $3 million in connection with the MCM transaction and related financing matters.

         DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        ----------------------------------------------------------------
               (In thousands, except share and per share amounts)


NOTE 11. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL DATA

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

             SUPPLEMENTAL DYNAMIC DETAILS CONDENSED FINANCIAL DATA
                                  (Unaudited)

                           CONDENSED BALANCE SHEETS

                                                               June 30, 2000                  December 31, 1999
                                                             -------------------              -------------------
Current assets                                                   $ 32,721                          $ 22,472
Non-current assets                                                306,845                           329,490
                                                             -------------------              -------------------
       Total assets                                              $339,566                          $351,962
                                                             -------------------              -------------------

Current liabilities                                              $ 27,465                          $ 29,089
Non-current liabilities                                           243,942                           354,397
                                                             -------------------              -------------------
       Total liabilities                                          271,407                           383,486
                                                             -------------------              -------------------
       Total stockholders' deficit                                 68,159                           (31,524)
                                                             -------------------              -------------------
            Total liabilities and stockholders' deficit          $339,566                          $351,962
                                                             ===================              ===================

                      CONDENSED STATEMENTS OF OPERATIONS

                                                             Three Months Ended              Three Months Ended
                                                               June 30, 2000                   June 30, 1999
                                                             -------------------             ------------------


Net sales                                                        $ 35,984                          $ 23,373
Cost of sales                                                      18,765                            11,716
                                                             -------------------             ------------------
Gross profit                                                       17,219                            11,657
Operating expenses                                                  5,250                             2,884
                                                             -------------------             ------------------
Income from operations                                             11,969                             8,773
Interest expense, net                                               6,928                             8,648
                                                             -------------------             ------------------
Income before taxes                                                 5,041                               125
Income tax expense                                                    525                                72
                                                             -------------------             ------------------
Income before extraordinary item and equity
  in loss of subsidiaries                                           4,516                                53
Extraordinary item                                                   (670)                                -
                                                             -------------------             ------------------
Income before equity in loss of subsidiaries                        3,846                                53
Equity in loss of subsidiaries                                       (540)                           (2,892)
                                                             -------------------             ------------------
Net income (loss)                                                $  3,306                           $(2,839)
                                                             ===================             ==================


                                                             Six Months Ended                Six Months Ended
                                                              June 30, 2000                    June 30, 1999
                                                             -------------------             ------------------
Net sales                                                        $ 64,131                          $ 42,913
Cost of sales                                                      33,929                            23,085
                                                             -------------------             ------------------
Gross profit                                                       30,202                            19,828
Operating expenses                                                  9,213                             5,119
                                                             -------------------             ------------------
Income from operations                                             20,989                            14,709
Interest expense, net                                              15,224                            16,809
                                                             -------------------             ------------------
Income (loss) before taxes                                          5,765                            (2,100)
Income tax benefit (expense)                                         (861)                              757
                                                             -------------------             ------------------
Income (loss) before extraordinary item and equity
  in loss of subsidiaries                                           4,904                            (1,343)
Extraordinary item                                                   (670)                                -
                                                             -------------------             ------------------
Income (loss) before equity in loss of subsidiaries                 4,234                            (1,343)
Equity in loss of subsidiaries                                       (586)                           (4,649)
                                                             -------------------             ------------------
Net income (loss)                                                $  3,648                          $(5,992)
                                                             ===================             ==================

         DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        ----------------------------------------------------------------
               (In thousands, except share and per share amounts)


NOTE 12. SUBSEQUENT EVENT

On August 4, 2000, Dynamic Details, through its subsidiary, Dynamic Details, Incorporated, Virginia ("DDi Virginia"), completed the acquisition of the assets of Automata International, Inc. ("Automata"), a Virginia-based manufacturer of technologically advanced printed circuit boards. DDi Virginia acquired the manufacturing facility, fixed assets and other assets of Automata for total consideration of approximately $19.5 million. This transaction will be accounted for under the purchase method of accounting and the purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. No adjustments have been made to the accompanying historical consolidated financial statements for this transaction.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

OVERVIEW

The Company is a leading provider of time-critical, technologically advanced design, development and manufacturing services to original equipment manufacturers and other electronics manufacturing service providers. The Company serves over 1,900 customers, primarily in the telecommunications, computer and networking industries.

This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Capital's and Dynamic Details' Annual Report on Form 10-K for the year ended December 31, 1999, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp's Post-Effective Amendment No. 1 on Form S-1 filed April 14, 2000.

The results of operations of MCM are included only in the financial data of DDi Corp., which directly owns all of the capital stock of MCM.


RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to the Three Months ended June 30,
1999

Net Sales -
Dynamic Details and DDi Capital net sales increased $15.2 million (21%) to $86.9 million for the three months ended June 30, 2000, from $71.7 million for the
same period in 1999.   Such increase is attributable to the production of more
complex and larger panels, which increased the average sales price per panel. DDi Corp. net sales increased $29.8 million (42%) to $101.5 million for the three months ended June 30, 2000, from $71.7 million for the same period in 1999. Such increase reflects the higher average sales price per panel achieved by Dynamic Details and the impact of the acquisition of MCM.

Gross Profit -
Dynamic Details and DDi Capital gross profit increased $9.5 million (44%) to $31.0 million for the three months ended June 30, 2000, from $21.5 million for the same period in 1999. Such increase in gross profit resulted from the higher level of sales and an improvement in production yields in the Company's pre-production operations. DDi Corp. gross profit increased $14.3 million (67%) to $35.6 million for the three months ended June 30, 2000, from $21.3 million for the same period in 1999. Such increase reflects the higher level of sales and improvement in production yields achieved by Dynamic Details and the impact of the acquisition of MCM.

Sales and Marketing Expense -
Dynamic Details and DDi Capital sales and marketing expenses increased $2.1 million (39%) to $7.5 million for the three months ended June 30, 2000, from $5.4 million for the same period in 1999. Such increase is due to growth in our sales force to accommodate existing and anticipated near-term increases in customer demand and higher commissions and other variable expenses due to our increased sales volume. DDi Corp. sales and marketing expenses increased $2.5 million (46%) to $7.9 million for the three months ended June 30, 2000, from $5.4 million for the same period in 1999. Such increase reflects the growth in sales force, higher commissions and variable expenses incurred by Dynamic Details due to higher sales volume and the impact of the acquisition of MCM.

General and Administration Expenses -
Dynamic Details and DDi Capital general and administration expenses increased $0.3 million (7%) to $4.7 million for the three months ended June 30, 2000, from $4.4 million for the same period in 1999. The increase in expenses is attributable to higher staffing costs and other back-office expenditures to support growth in the Company, offset by the elimination of management fees in connection with a management agreement terminated in connection with the initial public offering by DDi Corp. DDi Corp. general and administration expenses increased $1.8 million (43%) to $6.0 million for the three months ended June 30, 2000, from $4.2 million for the same period in 1999. Such increase reflects the increase incurred by Dynamic Details and the impact of the acquisition of MCM.

Amortization of Intangibles -
Dynamic Details and DDi Capital amortization of intangibles decreased $1.1 million (18%) to $4.9 million for the three months ended June 30, 2000, from
$6.0 million for the same period in 1999.   The decrease is due to the use of
accelerated amortization methods with regard to certain identifiable intangibles. DDi Corp. amortization of intangibles decreased $0.2 million (3%) to $5.8 million for the three months ended June 30, 2000, from $6.0 million for the same period in 1999. Such decrease reflects the decrease incurred by Dynamic Details, partially offset by amortization attributable to the acquisition of MCM.

Net Interest Expense -
Dynamic Details net interest expense decreased $1.3 million (16%) to $7.0 million for the three months ended June 30, 2000, from $8.3 million for the same period in 1999. Such decrease is due to the redemption of Senior Term Facility principal resulting from the DDi Corp. equity offering in April 2000, partially offset by an increase in interest rates. DDi Capital net interest expense decreased $1.0 million (10%) to $9.5 million for the three months ended June 30, 2000, from $10.5 million for the same period in 1999. Such decrease reflects the decrease incurred by Dynamic Details, partially offset by the impact of discount accretion on the Capital Senior Discount Notes. DDi Corp. net interest expense decreased $0.7 million (6%) to $11.0 million for the three months ended June 30, 2000, from $11.7 million for the same period in 1999. Such decrease reflects the decrease incurred by DDi Capital and the redemption of Intermediate Senior Discount Notes principal resulting from the DDi Corp. equity offering in April 2000. Such decreases were partially offset by the impact of the acquisition of MCM in April 2000. Interest on debt assumed in the MCM acquisition was $0.7 million for the three months ended June 30, 2000.

Income Taxes -
Dynamic Details income taxes increased $2.7 million to $3.0 million for the three months ended June 30, 2000, from $0.3 million for the same period in 1999. DDi Capital income taxes increased $2.6 million to $2.0 million for the three months ended June 30, 2000, from a tax benefit of $0.6 million for the same period in 1999. The increased provisions for both Dynamic Details and DDi Capital reflect a higher level of taxable income earned in the current period. DDi Corp. income taxes increased $3.5 million to $2.4 million for the three months ended June 30, 2000, from a tax benefit of $1.1 million for the same period in 1999. Such increase reflects the increased DDi Capital provision and the impact of the acquisition of MCM, which generated $0.8 million in tax expense for the three months ended June 30, 2000. The provisions for income taxes are based upon the Company's expected effective tax rate in the respective fiscal year.


Six Months Ended June 30, 2000 Compared to the Six Months ended June 30, 1999

Net Sales -
Dynamic Details and DDi Capital net sales increased $31.3 million (24%) to $162.2 million for the six months ended June 30, 2000, from $130.9 million for
the same period in 1999.   Such increase is attributable to the production of
more complex and larger panels, which increased the average sales price per panel. DDi Corp. net sales increased $45.9 million (35%) to $176.8 million for the six months ended June 30, 2000, from $130.9 million for the same period in 1999. Such increase reflects the increase achieved by Dynamic Details and the impact of the acquisition of MCM.

Gross Profit -
Dynamic Details and DDi Capital gross profit increased $18.4 million (47%) to $57.3 million for the six months ended June 30, 2000, from $38.9 million for the same period in 1999. Such increase in gross profit resulted from the higher level of sales and an improvement in production yields in the Company's pre-production operations. DDi Corp. gross profit increased $23.3 million (61%) to $61.8 million for the six months ended June 30, 2000, from $38.5 million for the same period in 1999. Such increase reflects the increase incurred by Dynamic Details and the impact of the acquisition of MCM.

Sales and Marketing Expense -
Dynamic Details and DDi Capital sales and marketing expenses increased $4.3 million (43%) to $14.4 million for the six months ended June 30, 2000, from $10.1 million for the same period in 1999. Such increase is due to growth in our sales force to accommodate existing and anticipated near-term increases in customer demand and higher commissions and other variable expenses due to our increased sales volume. DDi Corp. sales and marketing expenses increased $4.7 million (47%) to $14.8 million for the six months ended June 30, 2000, from $10.1 million for the same period in 1999. Such increase reflects the increase incurred by Dynamic Details and the impact of the acquisition of MCM.

General and Administration Expenses -
Dynamic Details and DDi Capital general and administration expenses increased $1.4 million (19%) to $8.6 million for the six months ended June 30, 2000, from $7.2 million for the same period in 1999. The increase in expenses is attributable to higher staffing costs and other back-office expenditures to support growth in the Company, offset by the elimination of management fees in connection with a management agreement terminated in connection with the initial public offering by DDi Corp. DDi Corp. general and administration expenses increased $2.9 million (41%) to $10.0 million for the six months ended June 30, 2000, from $7.1 million for the same period in 1999. Such increase reflects the increase incurred by Dynamic Details and the impact of the acquisition of MCM.

Amortization of Intangibles -
Dynamic Details and DDi Capital amortization of intangibles decreased $1.7 million (14%) to $10.1 million for the six months ended June 30, 2000, from
$11.8 million for the same period in 1999.   The decrease is due to the use of
accelerated amortization methods with regard to certain identifiable intangibles. DDi Corp. amortization of intangibles decreased $0.9 million (8%) to $10.9 million for the six months ended June 30, 2000, from $11.8 million for the same period in 1999. Such decrease reflects the decrease incurred by Dynamic Details, partially offset by amortization attributable to the acquisition of MCM.

Net Interest Expense -
Dynamic Details net interest expense decreased $1.2 million (7%) to $15.2 million for the six months ended June 30, 2000, from $16.4 million for the same period in 1999. Such decrease is due to the redemption of Senior Term Facility principal resulting from the DDi Corp. equity offering in April 2000, partially offset by an increase in interest rates. DDi Capital net interest expense decreased $0.6 million (3%) to $20.2 million for the six months ended June 30, 2000, from $20.8 million for the same period in 1999. Such decrease reflects the decrease incurred by Dynamic Details, partially offset by the impact of discount accretion on the Capital Senior Discount Notes. DDi Corp. net interest expense decreased $0.1 million to $23.2 million for the six months ended June 30, 2000, from $23.3 million for the same period in 1999. Such decrease reflects the decrease incurred by DDi Capital and the redemption of Intermediate Senior Discount Notes principal resulting from the DDi Corp. equity offering in April 2000. Such increases were effectively offset by the impact of the acquisition of MCM. Interest on debt assumed in this acquisition was $0.7 million for the six months ended June 30, 2000.

Income Taxes -
Dynamic Details income taxes increased $5.3 million to $4.6 million for the six months ended June 30, 2000, from a tax benefit of $0.7 million for the same
period in 1999.   DDi Capital income taxes increased $5.0 million to $2.6
million for the six months ended June 30, 2000, from a tax benefit of $2.4 million for the same period in 1999. The increased provisions for both Dynamic Details and DDi Capital reflect a higher level of taxable income earned in the current period. DDi Corp. income taxes increased $6.1 million to $2.5 million for the six months ended June 30, 2000, from a tax benefit of $3.6 million for the same period in 1999. Such increase reflects the increased DDi Capital provision and the impact of the acquisition of MCM, which generated $0.8 million in tax expense for the six months ended June 30 2000. The provisions for income taxes are based upon the Company's expected effective tax rate in the respective fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, cash and cash equivalents were $4.1 million for DDi Corp., and $0.2 million for both DDi Capital and Dynamic Details, compared to $0.6 million for the Company as of December 31, 1999. The principal source of liquidity to fund ongoing operations for the six months ended June 30, 2000 was cash provided by operations.

Net cash provided by operating activities for the six months ended June 30, 2000 was $11.8 million for the Company, compared to $13.3 million for DDi Corp. and $13.6 million for DDi Capital and Dynamic Details for the six months ended June 30, 1999.

Capital expenditures for the six months ended June 30, 2000 were $10.7 million for DDi Corp. and $10.2 million for DDi Capital and Dynamic Details, compared to $8.1 million for the Company for the six months ended June 30, 1999.

As of June 30, 2000, DDi Corp., DDi Capital and Dynamic Details had long-term borrowings of $378.7 million, $330.5 million and $247.9 million, respectively. Dynamic Details has $45 million available for borrowing under its revolving credit facility for revolving credit loans, letters of credit and swing line loans, less amounts that may be in use from time-to-time. At June 30, 2000, Dynamic Details had $0.5 million outstanding under this revolving credit facility and had $0.7 million reserved against the facility for a letter of credit.

On April 14, 2000, DDi Corp. consummated an initial public offering of its common stock (see Note 6 to the Condensed Consolidated Financial Statements). The net proceeds were used to reduce the indebtedness of the Dynamic Details Senior Term Facility by $100.0 million, redeem $17.5 million of the Senior Discount Notes issued by Intermediate, pay associated redemption premiums of $2.8 million and accrued and unpaid interest thereon of $3.7 million, and to finance a portion of the acquisition of MCM (see Note 6 to the Condensed Consolidated Financial Statements) and pay offering expenses.

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


COLORADO FACILITY

In December 1999, the Company's management implemented a plan to consolidate its Colorado operations into its Texas facility, resulting in the closure of the Colorado facility. In conjunction with the closure of the Colorado facility, the Company recorded charges in the fourth quarter of 1999 totaling $7.0 million, consisting of $4.5 million for severance and other exit costs and $2.5 million related to the impairment of net property, plant and equipment. The exit costs were accrued for as of December 31, 1999. The closure of the facility was effectively complete as of March 31, 2000. The accrued exit costs remaining as of June 30, 2000 are approximately $0.2 million, representing expenses principally related to net rental payments through scheduled maturities of real property operating leases.


RISKS ASSOCIATED WITH INTANGIBLE ASSETS

At June 30, 2000, intangible assets were $265 million for DDi Corp. and $195 million for DDi Capital and Dynamic Details. These amounts represented a substantial portion of each companies' total assets at that date. The intangible assets consist of goodwill and other identifiable intangibles
relating to the Company's acquisitions.   Additional intangible assets may be
added in future periods, principally from the consummation of further
acquisitions.   Amortization of these additional intangibles will, in turn, have a negative impact on earnings. In addition, the Company continuously evaluates whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of its intangible assets, which could have a material adverse effect on the results of the Company during the periods in which such a reduction is recognized. There can be no assurance that the Company will not be required to write down intangible assets in future periods.


RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137, issued by the FASB in July 1999, establishes a new effective date for SFAS No. 133. This statement, as amended by SFAS No. 137 and SFAS No. 138 (as discussed below), is effective for all fiscal years beginning after June 15, 2000 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2001. Based upon the nature of the financial instruments and hedging activities in effect as of the date of this filing, this pronouncement would require the Company to reflect the fair value of its derivative instruments on the consolidated balance sheet. Changes in fair value of these instruments will be reflected as a component of comprehensive income.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133." SFAS No. 138 addresses a limited number of issues causing implementation difficulties for SFAS No. 133. SFAS No. 138 is required to be adopted concurrently with SFAS No. 133 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2001.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes that adopting SAB 101 will not have a material impact on its financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principal Board No. 25 This interpretation clarifies:

 . the definition of employee for purposes of applying Opinion 25, which deals with stock compensation issues;

 . the criteria for determining whether a plan qualifies as a noncompensatory plan;

 . the accounting consequence of various modifications to the terms of a previously fixed stock options or award; and

 . the accounting for an exchange of stock compensation awards in a business combination

This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The Company believes that the adoption of FIN 44 will not have a material impact on its financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS


FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and may differ materially from the Company's actual future experience involving any one or more of such matters and subject areas. The Company wishes to caution readers that all statements other than statements of historical facts included in this quarterly report on Form 10-Q regarding the Company's financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include:
(1) increased competition; (2) increased costs; (3) the inability to consummate business acquisitions on attractive terms; (4) the loss or retirement of key members of management; (5) increases in the Company's cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which the Company may compete and fluctuations in demand in the electronics industry; and (8) the ability to sustain historical margins as the industry develops. The Company has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from the Company's current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, the Company's business and results of operations are subject to the risks and uncertainties described under the headings "Risks Associated with Intangible Assets" and "Factors That May Affect Future Results" contained herein. However, the operations and results of the Company's business also may be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time-to-time in the Company's reports filed with the Securities and Exchange Commission.


SUBSTANTIAL INDEBTEDNESS

The Company has substantial indebtedness. As of June 30, 2000, indebtedness was approximately $390 million for DDi Corp., $338 million for DDi Capital and $256 million for Dynamic Details. As of June 30, 2000, there was $43.8 million available under the Dynamic Details senior credit facility for future borrowings for general corporate purposes and working capital needs. See additional discussion at Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. In addition, subject to the restrictions in the Intermediate senior discount notes, DDi Capital senior discount notes, Dynamic Details senior subordinated notes and Dynamic Details senior credit facility, the Company may incur additional indebtedness in an unrestricted amount from time to time to finance acquisitions or capital expenditures or for other purposes.

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

The Company anticipates that its operating cash flow, together with borrowings under the Dynamic Details senior credit facility will be sufficient to meet its operating expenses and to service its debt requirements as they become due. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all.


RESTRICTIONS IMPOSED BY TERMS OF INDEBTEDNESS

The terms of the Company's indebtedness restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. MCM, DDi Capital and Dynamic Details are also required to maintain specified financial ratios and satisfy certain financial condition tests. Their ability to meet those financial ratios and tests can be affected by events beyond their control, and there can be no assurance that they will meet those tests. A breach of any of these covenants could result in a default under some or all of the Company's indebtedness agreements. Upon the occurrence of an event of default, lenders under such indebtedness could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable. If the Company were unable to repay such amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all the assets of Dynamic Details and its subsidiaries are pledged as security under the Dynamic Details senior credit facility. All the assets of MCM are pledged as security under the MCM facilities agreement.


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


DEPENDENCE ON A CORE GROUP OF SIGNIFICANT CUSTOMERS

Although the Company has a large number of customers, net sales, during the six months ended June 30, 2000, to its largest customer accounted for approximately 9% of net sales for DDi Corp. and 7.5% of net sales for both DDi Capital and Dynamic Details. Net sales, during the same period, to the ten largest customers accounted for approximately 39% of net sales for the Company. The Company may depend upon a core group of customers for a material percentage of net sales in the future. Substantially all sales are made on the basis of purchase orders rather than long-term agreements. There can be no assurance that significant customers will order services from the Company in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact revenues. In addition, the Company generates significant accounts receivable in connection with providing services to customers. If one or more significant customers were to become insolvent or otherwise were unable to pay for the services provided; results of operations would be adversely affected.


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


ABILITY TO INTEGRATE ACQUIRED BUSINESSES AND MANAGE EXPANSION

Since December 1997, the Company has consummated a merger and three acquisitions, including the acquisition of MCM in conjunction with DDi Corp.'s initial public offering and the acquisition of the assets of Automata after the reporting period on August 4, 2000. The Company has a limited history of owning and operating its businesses on a consolidated basis. There can be no assurance that it will be able to meet performance expectations or successfully integrate acquired businesses on a timely basis without disrupting the quality and reliability of service to customers or diverting management resources. This rapid growth has placed and may continue to place a significant strain on management, financial resources and information, operating and financial systems. If the Company is unable to manage this growth effectively, its rate of growth and its revenues may be adversely affected.


COSTS OF INTERNATIONAL EXPANSION

The Company is expanding into new foreign markets. DDi Corp. completed its acquisition of MCM in April 2000. Entry into foreign markets may require considerable management time as well as, in the case of new operations, start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, operations in new foreign markets may achieve low margins or may be unprofitable. The Company will be unable to utilize net operating losses incurred by foreign operations to reduce U.S. income taxes. Therefore, as the Company expands internationally, it may not experience the margins it expects, and revenues may be negatively impacted.


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


CONTROLLING STOCKHOLDERS

After the completion of DDi Corp's initial public offering (see Note 6 to the Condensed Consolidated Financial Statements) and the acquisition of MCM (see
Note 7 to the Condensed Consolidated Financial Statements), investors affiliated with Bain Capital, Inc., Celerity Partners, LLC and The Chase Manhattan Bank together hold approximately 39.7% of the outstanding voting stock of DDi Corp., the sole stockholder of Intermediate, which is the sole stockholder of DDi Capital which, in turn, is the sole stockholder of Dynamic Details. By virtue of such stock ownership, these entities have significant influence over all matters submitted to stockholders of DDi Corp. and its subsidiaries, including the election of directors of DDi Corp. and its subsidiaries, and to exercise significant control over the business, policies and affairs of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Interest Rate Risk

The MCM senior credit facility and the Dynamic Details senior credit facility bear interest at a floating rate; the Dynamic Details senior subordinated notes, DDi Capital senior discount notes and DDi Intermediate senior discount notes bear interest at fixed rates. The Company reduces exposure to interest rate risks through swap agreements.

Under the terms of the current swap agreements, Dynamic Details pays a maximum annual rate of interest applied to a notional amount equal to the principal balance of the term facility portion of the Dynamic Details senior credit facility for the period June 30, 1999 through December 31, 2001. During this period, the maximum annual rate is 5.65% for a given month, unless one-month LIBOR for that month equals or exceeds 7.00%, in which case the Company pays 7.00% for that month. From January 1, 2002 through the scheduled maturity of the senior term facility in 2005, the Company pays a fixed annual rate of 7.35% applied to a notional amount equal to 50% of the principal balance of the senior term facility during that period. The term loan facility portion of the Dynamic Details senior credit facility bears interest based on one-month LIBOR. As of June 30, 2000, one-month LIBOR was 6.64%. If one-month LIBOR increased by 10% to 7.30%, interest expense related to the term loan facility portion would increase by approximately $1.0 million over the twelve months ending June 30, 2001. Since the increased rate would exceed 7.00%, that increase in interest expense would be offset by approximately $0.4 million in payments the Company would be entitled to receive under the Dynamic Details swap agreement.

Under the terms of the current swap agreement, MCM pays a maximum annual rate of interest equal to 6.92% applied to fixed amounts of debt per the agreement, through September 2002. As of June 30, 2000, the swap covers approximately 80% of the outstanding debt under the facilities agreement. If MCM were to borrow the full amount available on their facilities agreement, the fixed amounts of debt per the swap agreement would still cover approximately 70% of the outstanding debt. The MCM facilities agreement bears interest based on three-month LIBOR. As of June 30, 2000, three-month LIBOR was 6.77%. If three-month LIBOR increased by 10% to 7.45%, interest expense related to the term loan facility would increase by approximately $198,000. That increase in interest expense, however, would be offset by approximately $123,000 in payments the Company would be entitled to receive under the MCM swap agreement.

The revolving credit facility bears interest at (1) 2.25% per annum plus the applicable LIBOR or (2) 1.25% per annum plus the federal reserve reported overnight funds rate plus 0.5% per annum. As of June 30, 2000 the Company had an outstanding balance of $0.5 million under its revolving credit facility. Based upon the Company's anticipated utilization of its revolving credit facility through the year ending December 31, 2000, a 10% change in interest rates as of June 30, 2000 is not expected to materially affect the interest expense to be incurred on this facility during such period.

A change in interest rates would not have an effect on the interest expense to be incurred on the Dynamic Details senior subordinated notes, DDi Capital senior discount notes or the DDi Intermediate senior discount notes because each of these instruments bears a fixed rate of interest.

Foreign Currency Exchange Risk

With DDi Corp.'s acquisition of MCM (see Note 7 to the Condensed Consolidated Financial Statements), the Company now has operations in the United Kingdom.
The sales and expenses and financial results of those operations are denominated in British pounds. The Company has foreign currency translation risk equal to the Company's net investment in those operations. However, since nearly all of the Company's sales are denominated in each operation's local currency, the Company has relatively little exposure to foreign currency transaction risk with respect to sales made. Therefore, the effect of an immediate 10% change in exchange rates would not have an impact on the Company's operating results over the 12 month period ending June 30, 2001. The Company does not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and does not utilize any other derivative financial instruments for trading or speculative purposes.

                           PART II OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

The Company is currently not a party to any material legal actions or proceedings.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)  None

         (b)  None

         (c) DDi Corp. completed the acquisition of MCM on April 14, 2000. In connection with the acquisition, DDi Corp. issued an aggregate of 2,230,619 shares of common stock to MCM investors in exchange for all of the outstanding ordinary shares of MCM. The issuance of shares to MCM investors is exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S thereof.

         (d) Pursuant to Rule 463 and Item 701 (f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, the following information is provided in this report:

              (1) The Registration Statement on Form S-1 of DDi Corp. (File No. 333-95623) (the "Registration Statement") was declared effective by the Securities and Exchange Commission on April 11, 2000.

              (2) The offering contemplated by the prospectus contained in the Registration Statement (the "Offering") was consummated on April 14, 2000.

              (3) The managing underwriters in the Offering were Credit Suisse First Boston, Robertson Stephens, Chase H&Q and Lehman Brothers.

              (4) The Registration Statement related to shares of common stock, $0.01 par value ("Common Stock"), of DDi Corp.

              (5) The Registration Statement registered an aggregate of 13,800,000 shares of Common Stock; the aggregate gross offering price of the amount of shares registered was $193,200,000; DDi Corp. sold 12,000,000 shares pursuant to the Registration Statement for an aggregate gross offering price of $168,000,000. 1,800,000 of such shares of Common Stock registered under the Registration Statement were subject to an underwriters' over-allotment option that was not exercised by the underwriters and has expired.

              (6) Through the date of this report, DDi Corp. incurred estimated expenses (including underwriters' discount) of approximately $19.4 million in connection with the Offering, which included approximately $11.3 million in underwriters' discount and commissions and approximately $4.3 million of other expenses (including filing fees related to the Registration Statement and the National Association of Securities Dealers, Inc. and accounting, legal, printing and engraving and miscellaneous expenses).

              (7) Through the date of this report, of the net proceeds of approximately $156.7 million, (i) approximately $24.0 million was used to redeem a portion of the senior discount notes issued by DDi Intermediate (50% of which are held by a fund advised by an affiliate of Bain) and to pay associated redemption premiums and accrued and unpaid interest thereon;
                   (ii) approximately $100.0 million was used to reduce the indebtedness of the Dynamic Details senior credit facility;
                   (iii) approximately $23.7 million was used to repay the MCM investor loans, including accrued interest assumed in connection with the acquisition of MCM; (iv) approximately $4.8 million was used to pay cash consideration, including fees and expenses, in connection with the acquisition of MCM; and (v) approximately $4.2 million was used to pay expenses incurred in connection with the offering.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         DDI Corp.
         ---------

    (a) On April 6, 2000, there was an Action by Written Consent of the Sole Stockholder in Lieu of an Annual Meeting.

    (b) Among the resolutions in the consent was a Ratification of Election of Initial Directors, confirming the election by the incorporator of the following individuals to the Board of Directors: Prescott Ashe, Christopher Behrens, Mark
R. Benham, Edward W. Conard, Charles D. Dimick, David Dominik, Bruce D. McMaster, Stephen G. Pagliuca and Stephen M. Zide.

    (c) The following matters were included in the action by consent, each approved by the single vote of the sole stockholder:

         . Ratification of election of initial directors. As described above; . Merger with and into parent corporation. Approval of the Agreement and Plan of Merger between DDi Corp., a California corporation ("DDi-Cal"), and DDi Corp. (formerly DDi MergerCo.), a Delaware corporation and a wholly-owned subsidiary of DDi-Cal, whereby DDi-Cal was reincorporated as a Delaware corporation immediately prior to the closing of the initial public offering of its Common Stock.
         .  Employee stock plans. Approval of the form, terms and provisions of each of the DDi Corp. 2000 Equity Incentive Plan and the Employee
            Stock Purchase Plan.

    (d)  None.

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

Exhibit           Description
-------           -----------

 27.1    Financial Data Schedule for Dynamic Details, Incorporated
 27.2    Financial Data Schedule for DDi Capital Corp.
 27.3    Financial Data Schedule for DDi Corp./1999
 27.4    Financial Data Schedule for DDi Corp./2000

    (b)  Reports on Form 8-K:
         --------------------

         On April 12, 2000, DDi Capital and Dynamic Details filed a Report on Form 8-K dated April 11, 2000, (i) describing the April 11, 2000 filing with the SEC by their ultimate parent, DDi Corp., of Amendment No. 5 to its registration statement on Form S-1, and (ii) including a press release announcing the initial public offering of the common stock of its ultimate parent, DDi Corp.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 14th day of August, 2000.

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

        Signature                    Title                      Date
        ---------                    -----                      ----

/s/ Joseph P. Gisch         Vice President and             August 14, 2000
-----------------------     Chief Financial Officer
Joseph P. Gisch              (principal financial and
                             chief accounting officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 14th day of August, 2000.

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

        Signature                    Title                      Date
        ---------                    -----                      ----

/s/ Joseph P. Gisch         Vice President and             August 14, 2000
-----------------------     Chief Financial Officer
Joseph P. Gisch              (principal financial and
                             chief accounting officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dynamic Details, Incorporated, has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 14th day of August, 2000.

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

        Signature                    Title                      Date
        ---------                    -----                      ----

/s/ Joseph P. Gisch         Vice President and             August 14, 2000
-----------------------     Chief Financial Officer
Joseph P. Gisch              (principal financial and
                             chief accounting officer)