Form 10-Q
period 2000-09-30
DDI CAPITAL CORP/DYNAMIC DETAILS INC; DETAILS INC; DDI CORP
filed 2000-11-13
CIK 1050119, 1050117, 1104252

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the quarterly period ended September 30, 2000
                                      OR

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

As of September 30, 2000, all of the voting stock of Dynamic Details, Incorporated was held by DDi Capital Corp. and all of the voting stock of DDi Capital Corp. was held by DDi Intermediate Holdings Corp., which is wholly owned by DDi Corp. As of September 30, 2000, DDi Corp. also held all of the capital stock of MCM Electronics Limited.

As of September 30, 2000, DDi Corp. had 39,320,390 shares of common stock, par value $0.01 per share, outstanding.

As of September 30, 2000, Dynamic Details, Incorporated had 100 shares of common stock, par value $0.01 per share, outstanding and DDi Capital Corp. had 1,000 shares of common stock, par value $0.01 per share, outstanding.

                                   DDi Corp.
                               DDi Capital Corp.
                         Dynamic Details, Incorporated
                                   Form 10-Q

                               Table of Contents

PART I    Financial Information                                                               Page No.
                                                                                              --------
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2000
            and December 31, 1999                                                                 3

          Condensed Consolidated Statements of Operations for the three and
            nine months ended September 30, 2000 and 1999                                         4

          Consolidated Statements of Comprehensive Loss for the three and nine months             7
            ended September 30, 2000 and 1999

          Condensed Consolidated Statements of Cash Flows for the nine months ended
            September 30, 2000 and 1999                                                           8

          Notes to Condensed Consolidated Financial Statements                                    9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                        18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                             27


PART II   Other Information

Item 1.   Legal Proceedings                                                                      28

Item 2.   Changes in Securities and Use of Proceeds                                              28

Item 3.   Defaults upon Senior Securities                                                        28

Item 4.   Submission of Matters to a Vote of Security Holders                                    28

Item 5.   Other Information                                                                      28

Item 6    Exhibits and Reports on Form 8-K                                                       28

Signatures                                                                                       29

                          PART I FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED
                    Condensed Consolidated Balance Sheets
                                (In thousands)

                                                    Dynamic Details            DDi Capital                DDi Corp.
                                                    ---------------           -----------                 --------
                                             September 30,December 31, September 30, December 31,  September 30, December 31,
                                             ------------------------- --------------------------  --------------------------
                                                   2000         1999         2000          1999       2000          1999
                                                   ----         ----         ----          ----       ----          ----
Assets                                         (Unaudited)                (Unaudited)              (Unaudited)
Current assets:
   Cash and cash equivalents                    $     102    $     644    $     102    $     644    $   2,498    $     648
   Accounts receivable, net                        90,065       42,774       90,065       42,774      101,340       42,774
   Inventories                                     23,635       20,209       23,635       20,209       28,101       20,209
   Prepaid expenses and other                       4,017        2,498        4,017        2,498        4,920        2,499
   Deferred tax asset                               5,215        5,215        5,215        5,215        5,215        5,215
                                                ----------------------    ----------------------    ----------------------
       Total current assets                       123,034       71,340      123,034       71,340      142,074       71,345
Property, plant and equipment, net                 79,130       63,209       79,130       63,209       90,987       63,209
Debt issue costs, net                               6,898        9,490       10,469       13,152       10,781       13,833
Goodwill and other intangibles, net               204,340      205,462      204,340      205,462      267,666      205,462
Other                                               1,228          486        1,228          486        1,961          486
                                                ----------------------    ----------------------    ----------------------
       Total Assets                             $ 414,630    $ 349,987    $ 418,201    $ 353,649    $ 513,469    $ 354,335
                                                ======================    ======================    ======================
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Current maturities of long-term debt
        and capital lease obligations           $  11,079    $   7,035    $  11,079    $   7,035    $  14,423    $   7,035
   Current portion of deferred interest rate
        swap income                                   979        1,458          979        1,458          979        1,458
   Current maturities of deferred notes payable       935        2,514          935        2,514          935        2,514
   Revolving credit facility                        9,500           --        9,500           --        9,500           --
   Accounts payable                                32,954       18,055       32,954       18,055       43,754       18,055
   Accrued expenses                                36,311       22,263       36,311       22,263       40,129       22,311
   Income tax payable                              12,420          894        9,388          894        8,961          894
                                                ----------------------    ----------------------    ----------------------
       Total current liabilities                  104,178       52,219      101,146       52,219      118,681       52,267

Long-term debt and capital lease obligations      245,767      351,227      330,957      428,944      378,509      469,703
Deferred interest rate swap income                  2,369        3,881        2,369        3,881        2,369        3,881
Notes payable and other                             1,461        2,179        1,461        2,179        1,461        2,179
Deferred tax liability                             20,496       20,496       13,420       13,420       14,075       13,420
                                                ----------------------    ----------------------    ----------------------
       Total liabilities                          374,271      430,002      449,353      500,643      515,095      541,450
                                                ----------------------    ----------------------    ----------------------
Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, additional paid-in-capital
     and other                                    358,590      251,944      306,475      199,830      340,408      162,239
   Accumulated deficit                           (318,231)    (331,959)    (337,627)    (346,824)    (342,034)    (349,354)
                                                ----------------------    ----------------------    ----------------------
       Total stockholders' equity (deficit)        40,359      (80,015)     (31,152)    (146,994)      (1,626)    (187,115)
     Total Liabilities and Stockholders'
                                                ----------------------    ----------------------    ----------------------
      Equity (Deficit)                          $ 414,630    $ 349,987    $ 418,201    $ 353,649    $ 513,469    $ 354,335
                                                ======================    ======================    ======================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         DYNAMIC DETAILS, INCORPORATED
               Condensed Consolidated Statements of Operations
                                (In Thousands)
                                  (Unaudited)

                                                                    Three Months Ended        Nine Months Ended
                                                                      September 30,             September 30,
                                                                ------------------------  ----------------------
                                                                    2000         1999        2000         1999
                                                                    ----         ----        ----         ----
Net sales                                                       $ 132,227    $  82,919    $ 294,424    $ 213,838
Cost of goods sold                                                 83,886       57,163      189,269      149,197
                                                                ------------------------ -----------------------
   Gross profit                                                    48,341       25,756      105,155       64,641

Operating expenses:
   Sales and marketing                                             11,189        6,578       25,560       16,648
   General and administration                                       6,523        4,339       15,147       11,573
   Amortization of intangibles                                      4,719        5,937       14,835       17,763
                                                                ------------------------ -----------------------
Operating income                                                   25,910        8,902       49,613       18,657

Interest expense (net) and other expense (net)                      6,402        8,078       21,175       24,507
                                                                ------------------------ -----------------------
Income (loss) before income taxes                                  19,508          824       28,438       (5,850)
Income tax (expense) benefit                                       (9,430)        (583)     (14,040)          99
                                                                ------------------------ -----------------------
Income (loss) before extraordinary item                            10,078          241       14,398       (5,751)
Extraordinary loss on retirement of debt, net of tax                   --           --         (670)          --
                                                                ------------------------ -----------------------
Net income (loss)                                               $  10,078    $     241    $  13,728    $  (5,751)
                                                                ======================== =======================

  The accompanying notes are an integral part of these condensed consolidated finanicial statements.

                               DDi CAPITAL CORP.
               Condensed Consolidated Statements of Operations
                                (In Thousands)
                                  (Unaudited)

                                                                    Three Months Ended       Nine Months Ended
                                                                       September 30,            September 30,
                                                                -----------------------   ----------------------
                                                                   2000          1999        2000         1999
                                                                   ----          ----        ----         ----
Net sales                                                       $ 132,227    $  82,919    $ 294,424    $ 213,838
Cost of goods sold                                                 83,886       57,163      189,269      149,197
                                                                ----------------------    ----------------------
   Gross profit                                                    48,341       25,756      105,155       64,641

Operating expenses:
   Sales and marketing                                             11,189        6,578       25,559       16,648
   General and administration                                       6,523        4,339       15,147       11,573
   Amortization of intangibles                                      4,719        5,937       14,835       17,763
                                                                ----------------------    ----------------------
Operating income                                                   25,910        8,902       49,614       18,657


Interest expense (net) and other expense (net)                      9,007       10,357       28,739       31,113
                                                                ----------------------    ----------------------
Income (loss) before income taxes                                  16,903       (1,455)      20,875      (12,456)
Income tax benefit (expense)                                       (8,384)         326      (11,008)       2,751
                                                                ----------------------    ----------------------
Income (loss) before extraordinary item                             8,519       (1,129)       9,867       (9,705)
Extraordinary loss on retirement of debt, net of tax                   --           --         (670)          --
                                                                ----------------------    ----------------------
Net income (loss)                                               $   8,519    $  (1,129)   $   9,197    $  (9,705)
                                                                ======================    ======================

  The accompanying notes are an integral part of these condensed consolidated finanicial statements.

                                   DDi CORP.
                Condensed Consolidated Statements of Operations
              (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                                           Three Months Ended             Nine Months Ended
                                                                              September 30,                  September 30,
                                                                       --------------------------     -------------------------
                                                                          2000             1999           2000            1999
                                                                          ----             ----           ----            ----
Net sales                                                           $    149,582    $     82,919    $    326,400    $    213,838
Cost of goods sold                                                        95,132          57,404         210,620         149,849
                                                                    ----------------------------    ----------------------------
   Gross profit                                                           54,450          25,515         115,780          63,989

Operating expenses:
   Sales and marketing                                                    11,615           6,578          26,420          16,648
   General and administration                                              8,486           4,098          18,451          11,171
   Amortization of intangibles                                             5,519           5,937          16,445          17,763
                                                                    ----------------------------    ----------------------------
Operating income                                                          28,830           8,902          54,464          18,407

Interest expense (net) and other expense (net)                            10,427          11,720          33,115          35,021
                                                                    ----------------------------    ----------------------------
Income (loss) before income taxes                                         18,403          (2,818)         21,349         (16,614)
Income tax benefit (expense)                                              (8,983)            881         (11,478)          4,457
                                                                    ----------------------------    ----------------------------
Income (loss) before extraordinary item                                    9,420          (1,937)          9,871         (12,157)
Extraordinary loss on retirement of debt, net of tax                          --              --          (2,551)             --
                                                                    ----------------------------    ----------------------------
Net income (loss)                                                   $      9,420    $     (1,937)   $      7,320    $    (12,157)
                                                                    ============================    ============================

Income (loss) per share - basic:
   Before extraordinary item                                        $       0.24    $      (0.58)   $       0.20    $      (2.33)
   Extraordinary item                                               $         --    $         --    $      (0.09)   $         --
   Net income (loss)                                                $       0.24    $      (0.58)   $       0.11    $      (2.33)

Income (loss) per share - diluted:
   Before extraordinary item                                        $       0.22    $      (0.58)   $       0.19    $      (2.33)
   Extraordinary item                                               $         --    $         --    $      (0.09)   $         --
   Net income (loss )                                               $       0.22    $      (0.58)   $       0.10    $      (2.33)

Weighted average shares used to compute income (loss) per share:
   Basic                                                              39,320,390       9,843,985      27,904,918       9,797,448
   Diluted                                                            42,031,446       9,843,985      29,408,841       9,797,448

_____________________________

Pro forma basic net income (loss) per share (unaudited)             $       0.24    $      (0.08)   $       0.22    $      (0.49)
                                                                    ============================    ============================
Pro forma diluted net income (loss) per share (unaudited)           $       0.22    $      (0.08)   $       0.21    $      (0.49)
                                                                    ============================    ============================
Pro forma weighted average basic shares outstanding (unaudited)       39,320,390      24,750,000      33,836,658      24,750,000
                                                                    ============================    ============================
Pro forma weighted average diluted shares outstanding (unaudited)     42,031,446      24,750,000      35,340,581      24,750,000
                                                                    ============================    ============================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  DDi CORP.*
                Consolidated Statements of Comprehensive Loss
                                (In thousands)
                                  (Unaudited)

                                                         Three Months Ended        Nine Months Ended
                                                           September 30,              September 30,
                                                   --------------------------------------------------------
                                                         2000        1999            2000        1999
                                                         ----        ----            ----        ----
Net income (loss)                                    $  9,420    $ (1,937)        $  7,320    $(12,157)
Other comprehensive loss:
   Foreign currency translation adjustments            (3,042)         --           (4,208)         --
                                                   --------------------------------------------------------
Comprehensive income (loss)                          $  6,378    $ (1,937)        $  3,112    $(12,157)

      * DDi Capital and Dynamic Details do not have items which result in comprehensive income (loss).

  The accompanying notes are an integral part of these condensed consolidated financial statements.

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED
                Condensed Consolidated Statement of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                                      Dynamic Details            DDi Capital         DDi Corp.
                                                                      ---------------            -----------         ---------
                                                                      Nine Months Ended      Nine Months Ended    Nine Months Ended
                                                                         September 30,          September 30,       September 30,
                                                                     --------------------   -------------------  ------------------
                                                                       2000        1999       2000       1999      2000     1999
                                                                       ----        ----       ----       ----      ----     ----
Cash flows from operating activities:
  Net cash provided by operating activities                         $  40,332  $  15,690  $  40,332  $  15,690  $  44,089 $ 15,192
                                                                    --------------------  --------------------  ------------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                          (17,395)   (14,159)   (17,395)   (14,159)   (19,357) (14,159)
  Costs incurred in connection with the acquisition of DCI                 --       (337)        --       (337)        --     (323)
  Acquisition of MCM, net of cash acquired of $7,794                       --         --         --         --     (2,375)      --
  Acquisition of Automata                                             (19,805)        --    (19,805)        --    (19,805)      --
  Acquisition of Golden Manufacturing, net of cash acquired of $722   (11,867)        --    (11,867)        --    (11,867)      --
                                                                    --------------------  --------------------  ------------------
  Net cash used in investing activities                               (49,067)   (14,496)   (49,067)   (14,496)   (53,404) (14,482)
                                                                    --------------------  --------------------  ------------------
Cash flows from financing activities:
  Net principal payments on long-term debt                           (103,026)    (2,175)  (103,026)    (2,175)  (146,504)  (2,175)
  Net borrowings (repayments) on the revolving credit facility          9,500     (3,500)     9,500     (3,500)     9,500   (3,500)
  Payments of deferred note payable                                    (2,365)    (1,910)    (2,365)    (1,910)    (2,365)  (1,896)
  Principal payments on capital lease obligations                        (891)      (736)      (891)      (736)    (1,126)    (752)
  Payment of loan financing fees                                         (742)        --       (742)        --       (742)      --
  Capital contribution from (to) Parent, net                          106,645       (231)   106,645       (231)        --       --
  Due to affiliate                                                        339         --        339         --         --       --
  Shareholder repayments (borrowings)                                      --         --         --         --        (17)      16
  Escrow payable distribution                                          (1,267)        --     (1,267)        --     (1,267)      --
  Proceeds from interest rate swaps                                        --      6,062         --      6,062         --    6,062
  Proceeds from issuance of common stock
     through initial public offering                                       --         --         --         --    156,660       --
  Costs incurred in connection with the issuance of
     common stock through initial public offering                          --         --         --         --     (4,267)      --
  Issuance of common stock through Employee Stock
     Purchase Plan                                                         --         --         --         --        365       --
  Proceeds from exercise of stock options                                  --         --         --         --        602       39
                                                                    --------------------  --------------------  ------------------
Net cash provided by (used in) financing activities                     8,193     (2,490)     8,193     (2,490)    10,839   (2,206)
                                                                    --------------------  --------------------  ------------------

Effect of exchange rate changes on cash                                    --         --         --         --        326       --
                                                                    --------------------  --------------------  ------------------
Net increase (decrease) in cash and cash equivalents                     (542)    (1,296)      (542)    (1,296)     1,850   (1,496)

Cash and cash equivalents, beginning of year                              644      1,905        644      1,905        648    2,109
                                                                    --------------------  --------------------  ------------------

Cash and cash equivalents, end of period                            $     102  $     609  $     102  $     609  $   2,498  $   613
                                                                    ====================  ====================  ==================

Supplemental disclosure of cash flow information:

Non-cash operating activities:
  During the nine months ended September 30, 2000 depreciation and amortization expense was approximately $30 million for DDi Corp. and approximately $27 million for both DDi Capital and Dynamic Details.

  During the nine months ended September 30, 1999, DDi Corp., DDi Capital and Dynamic Details recorded approximately $30 million of depreciation and amortization expense.

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

NOTE 1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

BASIS OF PRESENTATION

The unaudited condensed financial statements for DDi Corp. include the accounts of its wholly-owned subsidiaries, DDi Intermediate Holdings Corp. ("Intermediate") and its subsidiaries and DDi Europe Limited (f/k/a MCM Electronics Limited) ("MCM"). The unaudited condensed consolidated financial statements for DDi Capital Corp. ("DDi Capital"), a wholly owned subsidiary of Intermediate, includes the accounts of its wholly owned subsidiaries Dynamic Details Incorporated and its subsidiaries ("Dynamic Details"). Collectively, DDi Corp. and its subsidiaries are referred to as the "Company". The unaudited consolidated financial statements of DDi Corp. for the three and nine month periods ended September 30, 2000 include the results of MCM commencing on April 14, 2000, the date of acquisition of MCM (see Note 7), Automata International, Inc. ("Automata") commencing on August 4, 2000, the date of the acquisition of Automata's assets (see Note 8) and Golden Manufacturing, Inc. ("Golden") commencing on September 15, 2000, the date of the acquisition of Golden's assets (see Note 9). All intercompany transactions have been eliminated in consolidation.

In October 1997, the predecessor of DDi Corp. incorporated Dynamic Details as a wholly-owned subsidiary and contributed substantially all of its assets, subject to certain liabilities, to Dynamic Details. In November 1997, the predecessor of DDi Corp. incorporated DDi Capital as a wholly-owned subsidiary and, in February 1998, contributed substantially all its assets (including the shares of common stock of Dynamic Details), subject to certain liabilities, including discount notes to DDi Capital. In July 1998, the predecessor of DDi Corp. incorporated Intermediate as a wholly-owned subsidiary and contributed all of the shares of common stock of DDi Capital to Intermediate. This report contains the third periodic presentation of financial data for DDi Corp., which consummated the initial public offering of its common stock on April 14, 2000. MCM, Dynamic Details and Dynamic Details Design, LLC, a wholly-owned subsidiary of Intermediate formed in 1998, represent the operating subsidiaries of DDi Corp.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 2000, and the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

This report on Form 10-Q for the quarter ended September 30, 2000 should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and with the audited financial statements contained in DDi Corp.'s final registration statements on Form S-1, filed April 14, 2000 and October 10, 2000. The Annual Report on Form 10-K was submitted on behalf of DDi Capital and Dynamic Details.

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

NATURE OF BUSINESS

The Company provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other electronics manufacturing service providers. The Company serves approximately 1,900 customers, primarily in the telecommunications, computer and networking industries.

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
              (In thousands, except share and per share amounts)

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

                          Dynamic Details and
                             DDi Capital                     DDi Corp.
                    -----------------------------  ----------------------------
                     September 30,   December 31,   September 30,  December 31,
                         2000           1999           2000           1999
                    -----------------------------  ----------------------------

Raw materials          $ 7,849        $11,828        $ 9,880        $11,828
Work-in-process         12,535          5,601         14,564          5,601
Finished goods           3,251          2,780          3,657          2,780
                    -----------------------------  ----------------------------
Total                  $23,635        $20,209        $28,101        $20,209
                    =============================  ============================

NOTE 3. LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

                                                   Dynamic Details                 DDi Capital                   DDi Corp.
                                            ----------------------------- ----------------------------- ---------------------------
                                             September 30,  December 31,   September 30,   December 31,  September 30, December 31,
                                                 2000         1999             2000           1999          2000          1999
                                            ----------------------------- ----------------------------- ---------------------------
Senior Term Facility (a)                       $ 148,712      $ 251,738       $ 148,712      $ 251,738    $ 148,712    $ 251,738
10.0% Senior Subordinated Notes                  100,000        100,000         100,000        100,000      100,000      100,000
12.5% Capital Senior Discount Notes (b)               --             --          85,190         77,717       85,190       77,717
13.5% Intermediate Senior Discount Notes (c)          --             --              --             --       22,597       40,759
MCM Facilities Agreement (d)                          --             --              --             --       27,653           --
Capital lease obligations                          8,134          6,524           8,134          6,524        8,780        6,524
                                               ------------------------       ------------------------    ----------------------
   Sub-total                                     256,846        358,262         342,036        435,979      392,932      476,738
Less current maturities                          (11,079)        (7,035)        (11,079)        (7,035)     (14,423)      (7,035)
                                               ------------------------       ------------------------    ----------------------
   Total                                       $ 245,767      $ 351,227       $ 330,957      $ 428,944    $ 378,509    $ 469,703
                                               ========================       ========================    ======================

(a) The Senior Term Facility, together with the Revolving Credit Facility, which had $9,500 outstanding as of September 30, 2000 and no amounts outstanding as of December 31, 1999, comprise the Senior Credit Facility. Interest rates are LIBOR-based and range from 8.37% to 9.12% as of September 30, 2000. 100% of the principal balance is fixed at 5.65% by an interest exchange agreement.

(b) Face amount of $110,000, net of unamortized discount of $24,810 and $32,283 at September 30, 2000 and December 31, 1999, respectively.

(c) Face amount of $33,405 and $66,810 at September 30, 2000 and December 31, 1999, respectively, net of unamortized discount of $10,808 and $26,051 at September 30, 2000 and December 31, 1999, respectively.

(d) Interest rates are LIBOR-based. 93% of the principal balance is fixed at 6.92% by an interest rate agreement.

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

In October 2000, in connection with DDi Corp.'s secondary public offering, the Company elected to terminate and concurrently replace an existing interest rate exchange agreement (see Note 14).

MCM entered into an interest rate swap agreement effective January 12, 2000 that represents an effective cash flow hedge of the variable rate of interest (3-month LIBOR) paid under the MCM facilities agreement, minimizing exposure to increases in interest rates related to this debt over the scheduled term of the swap, through September 2002. Under the swap terms, MCM pays a fixed rate of interest, an annual rate of 6.92%. This rate is applied to fixed amounts of debt per the agreement, which approximates 93% of the outstanding balance at September 30, 2000.

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

                                                                          Three Months Ended            Three Months ended
                                                                          September 30, 2000            September 30, 1999
                                                                    --------------------------      ---------------------------
     Numerator:                                                           Basic       Diluted           Basic        Diluted
                                                                          -----       -------           -----        -------
     Income (loss) before extraordinary item                        $     9,420   $     9,420       $   (1,937)    $   (1,937)
     Priority distribution due shares of Class L common stock                --            --           (3,771)        (3,771)
                                                                    -------------------------       -------------------------
     Income (loss) allocable to common stock                              9,420         9,420           (5,708)        (5,708)
     Extraordinary item                                                      --            --               --           --
                                                                    -------------------------       -------------------------
     Net income (loss) allocable to common stock                    $     9,420   $     9,420       $   (5,708)    $   (5,708)
                                                                    =========================       =========================

     Denominator:
     Weighted average shares of common stock outstanding             39,320,390    39,320,390        9,843,985      9,843,985
     Dilutive potential common shares:
     Stock options and warrants                                              --     2,711,056               --           --
                                                                    -------------------------       -------------------------
     Shares used in computing income (loss) per share                39,320,390    42,031,446        9,843,985      9,843,985
                                                                    =========================       =========================

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
              (In thousands, except share and per share amounts)

                                                                      Nine Months Ended               Nine Months Ended
                                                                      September 30, 2000              September 30, 1999
                                                                 ------------------------------   ---------------------------
Numerator:                                                           Basic         Diluted           Basic          Diluted
                                                                     -----         -------           -----          -------
Income (loss) before extraordinary item                          $     9,871     $     9,871      $  (12,157)     $  (12,157)
Priority distribution due shares of Class L common stock              (4,356)         (4,356)        (10,669)        (10,669)
                                                                 ---------------------------      --------------------------
Income (loss) allocable to common stock                                5,515           5,515         (22,826)        (22,826)
Extraordinary item                                                    (2,551)         (2,551)             --              --
                                                                 ---------------------------      --------------------------
Net income (loss) allocable to common stock                      $     2,964     $     2,964      $  (22,826)     $  (22,826)
                                                                 ===========================      ==========================

Denominator:
Weighted average shares of common stock outstanding               27,904,918      27,904,918       9,797,448       9,797,448
Dilutive potential common shares:                                         --              --              --              --
Stock options and warrants                                                --       1,503,923              --              --
                                                                 ---------------------------      --------------------------
Shares used in computing income (loss) per share                  27,904,918      29,408,841       9,797,448       9,797,448
                                                                 ===========================      ==========================

As a result of the loss before extraordinary item, after deducting priority distributions of Class L common stock, incurred by DDi Corp. during the three and nine months ended September 30, 1999, all potential common shares were anti-dilutive and excluded from the diluted net loss per share calculation for those periods.

Unaudited pro forma income (loss) per share - Unaudited pro forma basic and diluted net loss per share for the nine months ended September 30, 2000 and for the three and nine months ended September 30, 1999 have been calculated based on the net loss applicable to common stock assuming the reclassification of DDi Corp.'s Class A and L common stock (see Note 1), which occurred immediately prior to the completion of the initial public offering, had occurred at the beginning of the period.

NOTE 6. INITIAL PUBLIC OFFERING

On April 14, 2000, DDi Corp. completed an initial public offering of 12,000,000 shares of its common stock at $14.00 per share with proceeds of $156.7 million, net of underwriting discounts and commissions. The net proceeds were used to reduce the indebtedness of the Dynamic Details senior term loans, redeem a portion of the senior discount notes issued by DDi Intermediate, pay associated redemption premiums and accrued and unpaid interest thereon, finance a portion of the acquisition of MCM (see Note 7) and pay offering expenses. In conjunction with the redemption of debt, the Company recorded net extraordinary losses (see
Note 11).

NOTE 7. ACQUISITION OF MCM ELECTRONICS

On April 14, 2000, DDi Corp. completed the acquisition of MCM, a time-critical electronics manufacturing service provider based in the United Kingdom, for a total purchase price of approximately $82 million, excluding acquisition expenses of approximately $4 million, paid in a combination of cash of approximately $10 million, the issuance of 2,230,619 shares of DDi Corp. common stock totaling approximately $29 million, the repayment of outstanding indebtedness of MCM of approximately $24 million, and the assumption of approximately $23 million of MCM's remaining outstanding indebtedness (the "MCM Facilities Agreement") (net of cash acquired of approximately $8 million).

         DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        ----------------------------------------------------------------
               (In thousands, except share and per share amounts)


The acquisition of MCM was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 and accordingly, the results of operations of MCM since the date of acquisition are included in the accompanying consolidated financial statements of DDi Corp. The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. As of the filing of this report, management is assessing, with the assistance of an independent appraisal firm, fair value adjustments to the intangible assets acquired (including identifiable intangibles such as developed technologies, customer relationships/tradenames and assembled workforce) and in-process research and development. These intangibles will be amortized over their estimated useful lives. The residual value will be allocated to goodwill and will be amortized over its estimated useful life of 20 years.

Based upon the status of the Company's valuation efforts as of the date of this filing, a final valuation of the intangible assets has not been reflected in the accompanying consolidated financial statements. The Company anticipates making a final purchase price allocation in the fourth quarter of 2000 based upon completion of the independent appraisal and management's assessment. The excess of the purchase price over the fair value of MCM's tangible net assets is currently reflected as goodwill and is being amortized over its estimated useful life of 20 years.

NOTE 8.  ACQUISITION OF AUTOMATA INTERNATIONAL

On August 4, 2000, Dynamic Details completed the acquisition of substantially all the U.S. assets of Automata, a Virgina-based manufacturer of technologically advanced printed circuit boards. Dynamic Details acquired substantially all the U.S. assets of Automata for total cash consideration of approximately $19.5 million, plus fees and expenses of $0.3 million.

This transaction was accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 and accordingly, the results of operations of Automata since the date of the transaction are included in the accompanying consolidated financial statements of Dynamic Details. The total purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of the purchase price was allocated to goodwill and is being amortized over its estimated useful life of 20 years.

NOTE 9.  ACQUISITION OF GOLDEN MANUFACTURING

On September 15, 2000, Dynamic Details completed the acquisition of the assets of Golden, a Texas-based manufacturer of engineered metal enclosures and provider of value-added assembly services to communications and electronics original equipment manufacturers, for approximately $14.4 million paid in combination of cash of approximately $12.6 million and the assumption of approximately $1.8 million of Golden's outstanding capital lease liabilities (net of cash acquired of approximately $0.7 million).

This transaction was accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 and accordingly, the results of operations of Golden since the date of the transaction are included in the accompanying consolidated financial statements of Dynamic Details. The total purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of the purchase price was allocated to goodwill and is being amortized over its estimated useful life of 20 years.

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
       ----------------------------------------------------------------
              (In thousands, except share and per share amounts)


NOTE 10. UNAUDITED PRO FORMA INFORMATION

The accompanying condensed consolidated statements of operations of DDi Corp. include the accounts of MCM for the period April 14, 2000 through September 30, 2000, Automata for the period August 4, 2000 through September 30, 2000 and Golden for the period September 16, 2000 through September 30, 2000. The following pro forma information for the nine months ended September 30, 2000 and 1999 presents net sales, income (loss) before extraordinary item, and net income
(loss) for each of these periods as if the MCM and Automata transactions were consummated at the beginning of each period. The unaudited pro forma financial information does not reflect Golden's pre-acquisition results. As of the filing of this report, management is assessing, with the assistance of an independent appraisal firm, purchase price allocation adjustments to the intangible assets acquired (including identifiable intangibles and in-process research and development efforts) and to liabilities assumed in the MCM acquisition based on fair values. The following pro forma information does not reflect final purchase price allocation results. These results may have a material effect on the reported results of operations.

                                                                       Pro Forma                Pro Forma
                                                                  September, 30 2000       September, 30 1999
                                                                  ------------------       ------------------
                                                                  (in millions, except     (in millions, except
                                                                  per share amounts)       per share amounts)
     Net sales                                                        $377.5                   $ 301.5

     Income (loss) before extraordinary item                          $  6.9                    ($30.4)

     Net income (loss)                                                $  4.3                    ($30.4)

     Net income (loss) per share of common stock - basic              $ 0.15                    ($3.10)

     Net income (loss) per share of common stock - diluted            $ 0.15                    ($3.10)

NOTE 11. EXTRAORDINARY ITEM

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

NOTE 12. RELATED PARTY TRANSACTIONS

Pursuant to a management agreement among Bain Capital Partners V, L.P. ("Bain"), DDi Corp. and Dynamic Details (the "Management Agreement"), Bain was entitled to a management fee when it provided advisory services to the Company in connection with potential business acquisitions. In addition, Bain performed certain management consulting services at Bain's customary rates plus reimbursement for reasonable out-of-pocket expenditures. In this capacity, Bain received approximately $1.1 million in fees in fiscal year ended December 31, 1999. This management agreement was terminated by mutual consent of the parties in connection with the initial public offering by DDi Corp. on April 14, 2000. Bain was paid a fee of approximately $3 million in connection with the MCM transaction and related matters.

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
       ----------------------------------------------------------------
              (In thousands, except share and per share amounts)


NOTE 13. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATED FINANCIAL DATA

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

             SUPPLEMENTAL DYNAMIC DETAILS CONDENSED FINANCIAL DATA
                                  (Unaudited)

                           CONDENSED BALANCE SHEETS

                                                             September 30, 2000       December 31, 1999
                                                             ------------------       -----------------
Current assets                                                    $  39,231               $  22,472
Non-current assets                                                  308,135                 329,490
                                                                  ---------               ---------
   Total assets                                                   $ 347,366               $ 351,962
                                                                  =========               =========

Current liabilities                                               $  40,265               $  29,089
Non-current liabilities                                             239,690                 354,397
                                                                  ---------               ---------
   Total liabilities                                                279,955                 383,486
                                                                  ---------               ---------
   Total stockholders' equity (deficit)                              67,411                 (31,524)
                                                                  ---------               ---------
     Total liabilities and stockholders' equity (deficit)         $ 347,366               $ 351,962
                                                                  =========               =========

             SUPPLEMENTAL DYNAMIC DETAILS CONDENSED FINANCIAL DATA
                                  (Unaudited)

                      CONDENSED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended         Three Months Ended
                                                                  September 30, 2000         September 30, 1999
                                                                  ------------------         ------------------
Net sales                                                          $   40,244                    $   27,912
Cost of sales                                                          21,534                        14,256
                                                                   ----------                    ----------
Gross profit                                                           18,710                        13,656
Operating expenses                                                      6,573                         4,527
                                                                   ----------                    ----------
Income from operations                                                 12,137                         9,129
Interest expense, net                                                   6,231                         7,558
                                                                   ----------                    ----------
Income before taxes                                                     5,906                         1,571
Income tax expense                                                     (4,417)                         (608)
                                                                   ----------                    ----------
Income before equity in income (loss) of subsidiaries                   1,489                           963
Equity in income (loss) of subsidiaries                                 8,589                          (722)
                                                                   ----------                    ----------
Net income                                                         $   10,078                    $      241
                                                                   ==========                    ==========

                                                                  Nine Months Ended          Nine Months Ended
                                                                  September 30, 2000         September 30, 1999
                                                                  ------------------         ------------------
Net sales                                                              $   104,375                $   70,825
Cost of sales                                                               55,935                    37,341
                                                                       -----------                ----------
Gross profit                                                                48,440                    33,484
Operating expenses                                                          15,786                     9,646
                                                                       -----------                ----------
Income from operations                                                      32,654                    23,838
Interest expense, net                                                       20,983                    24,367
                                                                       -----------                ----------
Income (loss) before taxes                                                  11,671                      (529)
Income tax benefit (expense)                                                (5,278)                      149
                                                                       -----------                ----------
Income (loss) before extraordinary item and equity
   in income (loss) of subsidiaries                                          6,393                      (380)
Extraordinary item                                                            (670)                       --
                                                                       -----------                ----------
Income (loss) before equity in income (loss) of subsidiaries                 5,723                      (380)
Equity in income (loss) of subsidiaries                                      8,005                    (5,371)
                                                                       -----------                ----------
Net income (loss)                                                      $    13,728                $   (5,751)
                                                                       ===========                ==========

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
       ----------------------------------------------------------------
              (In thousands, except share and per share amounts)


NOTE 14. SUBSEQUENT EVENTS

On October 16, 2000, DDi Corp. completed a secondary public offering of 6,000,000 shares of its common stock, with 4,608,121 shares issued by DDi Corp. and the remainder offered by selling shareholders. The shares were offered at $27.875 per share, generating proceeds to DDi Corp. of $120.0 million, net of underwriting discounts, commissions and expenses. The net proceeds were used to redeem the remaining $17.5 million of the Intermediate Senior Discount Notes, pay associated redemption premiums of $3.8 million and accrued and unpaid interest thereon of $5.2 million, and repurchase a portion of the Capital Senior Discount Notes, with an accreted balance of $35.6 million, for $37.6 million. The remaining net proceeds of approximately $56 million will be used for general corporate purposes, including potential future acquisitions. DDi Corp. contributed approximately $35 million of the $56 million to Dynamic Details.

In October 2000, concurrent with the closing of the secondary public offering, Dynamic Details entered into an amendment to the Dynamic Details senior credit facility with the Bankers Trust Company and Chase Manhattan Bank, as agents. The amendment permitted DDi Corp. to use the proceeds of its secondary public offering as described above and in its registration statement on Form S-1. The amendment also modified certain debt covenants, increased the interest rate margin by 50 basis points and made available a $30 million uncommitted incremental borrowing facility.

In October 2000, in connection with DDi Corp.'s secondary public offering, the Company elected to terminate and concurrently replace an existing interest rate exchange agreement. The replacement of the swap agreement reduces the notional amount hedged and the fixed rate of interest to be paid over the effective period of January 1, 2002 through the scheduled maturity of the senior term loans in April 2005. The Company paid $2.0 million to terminate the existing swap agreement. Such payment will be amortized into interest expense as a yield adjustment. There will be no material impact from these transactions on the Company's earnings for 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
---------------

OVERVIEW

The Company provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other electronics manufacturing service providers. The Company serves approximately 1,900 customers, primarily in the telecommunications, computer and networking industries.

This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Capital's and Dynamic Details' Annual Report on Form 10-K for the year ended December 31, 1999, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp's Post-Effective Amendment No. 1 to Form S-1 filed April 14, 2000 and in DDi Corp.'s Amendment No. 2 to Form S-1 filed October 10, 2000.

The results of operations of MCM are included only in the financial data of DDi Corp., which directly owns all of the capital stock of MCM.

The Company's results of operations presented herein do not reflect the use of the net proceeds of DDi Corp.'s secondary equity offering, which was consummated on October 16, 2000.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to the Three Months ended September 30, 1999

Net Sales -
Dynamic Details and DDi Capital net sales increased $49.3 million (59%) to $132.2 million for the three months ended September 30, 2000, from $82.9 million for the same period in 1999. Such increase is primarily attributable to: (i) the production of more complex and larger panels, which increased the average sales price per panel and (ii) the impact of the Automata and Golden acquisitions. DDi Corp. net sales increased $66.7 million (80%) to $149.6 million for the three months ended September 30, 2000, from $82.9 million for the same period in 1999. Such increase reflects the higher level of sales achieved by Dynamic Details and the impact of the acquisition of MCM. In aggregate, the Automata, Golden and MCM acquisitions contributed $36.7 million to DDi Corp. net sales for the three months ended September 30, 2000.


Gross Profit -
Dynamic Details and DDi Capital gross profit increased $22.5 million (87%) to $48.3 million for the three months ended September 30, 2000, from $25.8 million for the same period in 1999. Such increase in gross profit resulted from the higher level of sales, an improvement in production yields in the Company's pre-production operations, and the impact of the Automata and Golden acquisitions. DDi Corp. gross profit increased $29.0 million (114%) to $54.5 million for the three months ended September 30, 2000, from $25.5 million for the same period in 1999. Such increase reflects the improvements in gross profit achieved by Dynamic Details and the impact of the acquisition of MCM.

Sales and Marketing Expenses -
Dynamic Details and DDi Capital sales and marketing expenses increased $4.6 million (70%) to $11.2 million for the three months ended September 30, 2000, from $6.6 million for the same period in 1999. Such increase is due to: (i) growth in our sales force to accommodate existing and anticipated near-term increases in customer demand and higher commissions and related variable expenses due to our increased sales volume and (ii) the impact of the Automata and Golden acquisitions. DDi Corp. sales and marketing expenses increased $5.0 million (76%) to $11.6 million for the three months ended September 30, 2000, from $6.6 million for the same period in 1999. Such increase reflects the increase in sales and marketing expenses incurred by Dynamic Details and the impact of the acquisition of MCM.

General and Administration Expenses -
Dynamic Details and DDi Capital general and administration expenses increased $2.2 million (51%) to $6.5 million for the three months ended September 30, 2000, from $4.3 million for the same period in 1999. The increase in expenses is attributable to higher staffing costs and other back-office expenditures to support our growth, and the impact of the Automata and Golden acquisitions. Such increases were partially offset by the elimination of management fees in connection with a management agreement terminated in connection with the initial public offering by DDi Corp. DDi Corp. general and administration expenses increased $4.4 million (107%) to $8.5 million for the three months ended

September 30, 2000, from $4.1 million for the same period in 1999. Such increase reflects the increase in general and administration expenses incurred by Dynamic Details and the impact of the acquisition of MCM.

Amortization of Intangibles -
Dynamic Details and DDi Capital amortization of intangibles decreased $1.2 million (20%) to $4.7 million for the three months ended September 30, 2000, from $5.9 million for the same period in 1999. The decrease is due to the use of accelerated amortization methods with regard to certain identifiable intangibles. DDi Corp. amortization of intangibles decreased $0.4 million (7%) to $5.5 million for the three months ended September 30, 2000, from $5.9 million for the same period in 1999. Such decrease reflects the decrease in amortization of intangibles incurred by Dynamic Details, partially offset by amortization attributable to the acquisition of MCM.

Net Interest Expense -
Dynamic Details net interest expense decreased $1.7 million (21%) to $6.4 million for the three months ended September 30, 2000, from $8.1 million for the same period in 1999. Such decrease is due to the redemption of Senior Term Facility principal resulting from the DDi Corp. initial public offering in April 2000, partially offset by an increase in interest rates. DDi Capital net interest expense decreased $1.4 million (13%) to $9.0 million for the three months ended September 30, 2000, from $10.4 million for the same period in 1999. Such decrease reflects the decrease in net interest expense incurred by Dynamic Details, partially offset by the impact of discount accretion on the Capital Senior Discount Notes. DDi Corp. net interest expense decreased $1.3 (11%) to $10.4 million for the three months ended September 30, 2000, from $11.7 million for the same period in 1999. Such decrease reflects the decrease in net interest expense incurred by DDi Capital and the redemption of Intermediate Senior Discount Notes principal resulting from the DDi Corp. initial public offering in April 2000. These decreases were partially offset by the impact of the acquisition of MCM. Interest on debt assumed in the acquisition of MCM was $0.6 million for the three months ended September 30, 2000.

Income Taxes -
Dynamic Details income taxes increased $8.8 million to $9.4 million for the three months ended September 30, 2000, from $0.6 million for the same period in 1999. DDi Capital income taxes increased $8.7 million to $8.4 million for the three months ended September 30, 2000, from a tax benefit of $0.3 million for the same period in 1999. The increased provisions for both Dynamic Details and DDi Capital reflect a higher level of taxable income earned in the current period. DDi Corp. income taxes increased $9.9 million to $9.0 million for the three months ended September 30, 2000, from a tax benefit of $0.9 million for the same period in 1999. Such increase reflects the increased DDi Capital provision and the impact of the acquisition of MCM, which generated $0.9 million in tax expense for the three months ended September 30 2000. The provisions for income taxes are based upon the Company's expected effective tax rate in the respective fiscal year.

Nine Months Ended September 30, 2000 Compared to the Nine Months ended September 30, 1999

Net Sales -
Dynamic Details and DDi Capital net sales increased $80.6 million (38%) to $294.4 million for the nine months ended September 30, 2000, from $213.8 million for the same period in 1999. Such increase is attributable to: (i) the production of more complex and larger panels, which increased the average sales price per panel and (ii) the impact of the Automata and Golden acquisitions. DDi Corp. net sales increased $112.6 million (53%) to $326.4 million for the nine months ended September 30, 2000, from $213.8 million for the same period in 1999. Such increase reflects the higher level of sales achieved by Dynamic Details and the impact of the acquisition of MCM. In aggregate, the Automata, Golden and MCM acquisitions contributed $51.3 million to DDi Corp. net sales for the nine months ended September 30, 2000.

Gross Profit -
Dynamic Details and DDi Capital gross profit increased $40.6 million (63%) to $105.2 million for the nine months ended September 30, 2000, from $64.6 million for the same period in 1999. Such increase in gross profit resulted from the higher level of sales, an improvement in production yields in the Company's pre-production operations, and the impact of the Automata and Golden acquisitions. DDi Corp. gross profit increased $51.8 million (81%) to $115.8 million for the nine months ended September 30, 2000, from $64.0 million for the same period in 1999. Such increase reflects the improvements in gross profit achieved by Dynamic Details and the impact of the acquisition of MCM.

Sales and Marketing Expenses -
Dynamic Details and DDi Capital sales and marketing expenses increased $9.0 million (54%) to $25.6 million for the nine months ended September 30, 2000, from $16.6 million for the same period in 1999. Such increase is due to: (i) growth in our sales force to accommodate existing and anticipated near-term increases in customer demand and higher commissions and related variable expenses due to our increased sales volume and
(ii) the impact of the Automata and Golden acquisitions. DDi Corp. sales and marketing expenses increased $9.8 million (59%) to $26.4 million for the nine months ended September 30, 2000, from $16.6 million for the same period in 1999. Such increase reflects the increase in sales and marketing expenses incurred by Dynamic Details and the impact of the acquisition of MCM.

General and Administration Expenses -
Dynamic Details and DDi Capital general and administration expenses increased $3.5 million (30%) to $15.1 million for the nine months ended September 30, 2000, from $11.6 million for the same period in 1999. The increase in expenses is attributable to higher staffing costs and other back-office expenditures to support our growth, and the impact of the Automata and Golden acquisitions. Such increases were partially offset by the elimination of management fees in connection with a management agreement terminated in connection with the MCM transaction and related matters. DDi Corp. general and administration expenses increased $7.3 million (65%) to $18.5 million for the nine months ended September 30, 2000, from $11.2 million for the same period in 1999. Such increase reflects the increase in general and administration expenses incurred by Dynamic Details and the impact of the acquisition of MCM.

Amortization of Intangibles -
Dynamic Details and DDi Capital amortization of intangibles decreased $3.0 million (17%) to $14.8 million for the nine months ended September 30, 2000, from $17.8 million for the same period in 1999. The decrease is due to the use of accelerated amortization methods with regard to certain identifiable intangibles. DDi Corp. amortization of intangibles decreased $1.4 million (8%) to $16.4 million for the nine months ended September 30, 2000, from $17.8 million for the same period in 1999. Such decrease reflects the decrease in amortization of intangibles incurred by Dynamic Details, partially offset by amortization attributable to the acquisition of MCM.

Net Interest Expense -
Dynamic Details net interest expense decreased $3.3 million (13%) to $21.2 million for the nine months ended September 30, 2000, from $24.5 million for the same period in 1999. Such decrease is due to the redemption of Senior Term Facility principal resulting from the DDi Corp. initial public offering in April 2000, partially offset by an increase in interest rates. DDi Capital net interest expense decreased $2.4 million (8%) to $28.7 million for the nine months ended September 30, 2000, from $31.1 million for the same period in 1999. Such decrease reflects the decrease in net interest expense incurred by Dynamic Details, partially offset by the impact of discount accretion on the Capital Senior Discount Notes. DDi Corp. net interest expense decreased $1.9 million (5%) to $33.1 million for the nine months ended September 30, 2000, from $35.0 million for the same period in 1999. Such decrease reflects the decrease in net interest expense incurred by DDi Capital. and the redemption of Intermediate Senior Discount Notes principal resulting from the DDi Corp. initial public offering in April 2000. Such increases were largely offset by the impact of the acquisition of MCM. Interest on debt assumed in this acquisition was $1.3 million for the nine months ended September 30, 2000.

Income Taxes -
Dynamic Details income taxes increased $14.1 million to $14.0 million for the nine months ended September 30, 2000, from a tax benefit of $0.1 million for the same period in 1999. DDi Capital income taxes increased $13.8 million to $11.0 million for the nine months ended September 30, 2000, from a tax benefit of $2.8 million for the same period in 1999. The increased provisions for both Dynamic Details and DDi Capital reflect a higher level of taxable income earned in the current period. DDi Corp. income taxes increased $16.0 million to $11.5 million for the nine months ended September 30, 2000, from a tax benefit of $4.5 million for the same period in 1999. Such increase reflects the increased DDi Capital provision and the impact of the acquisition of MCM, which generated $1.7 million in tax expense for the nine months ended September 30 2000. The provisions for income taxes are based upon the Company's expected effective tax rate in the respective fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, cash and cash equivalents were $2.5 million for DDi Corp., and $0.1 million for both DDi Capital and Dynamic Details, compared to $0.6 million for the Company as of December 31, 1999. The principal source of liquidity to fund ongoing operations for the nine months ended September 30, 2000 was cash provided by operations.

Net cash provided by operating activities for the nine months ended September 30, 2000 was $44.1 million for DDi Corp., and $40.3 million for DDi Capital and Dynamic Details, compared to $15.2 million for DDi Corp. and $15.7 million for DDi Capital and Dynamic Details for the nine months ended September 30, 1999.

Capital expenditures for the nine months ended September 30, 2000 were $19.4 million for DDi Corp., and $17.4 million for DDi Capital and Dynamic Details, compared to $14.2 million for the Company for the nine months ended September 30, 1999.

As of September 30, 2000, DDi Corp., DDi Capital and Dynamic Details had long-term borrowings of $378.5 million, $331.0 million and $245.8 million, respectively. Dynamic Details has $45 million available for borrowing under its revolving credit facility for revolving credit loans, letters of credit and swing line loans, less amounts that may be in use from time-to-time. At September 30, 2000, Dynamic Details had $9.5 million outstanding under this revolving credit facility and had $0.7 million reserved against the facility for a letter of credit. In October 2000, Dynamic Details entered into an amendment to the Dynamic Details senior credit facility which made available a $30 million uncommitted incremental borrowing facility (see Note 14 to the Condensed Consolidated Financial Statements).

On April 14, 2000, DDi Corp. consummated an initial public offering of its common stock (see Note 7 to the Condensed Consolidated Financial Statements). The net proceeds were used to reduce the indebtedness of the Dynamic Details Senior Term Facility by $100.0 million, redeem $17.5 million of the Senior Discount Notes issued by Intermediate, pay associated redemption premiums of $2.8 million and accrued and unpaid interest thereon of $3.7 million, and to finance a portion of the acquisition of MCM (see Note 7 to the Condensed Consolidated Financial Statements) and pay offering expenses.

On October 16, 2000, DDi Corp. completed a secondary public offering of its common stock (see Note 14 to the Condensed Consolidated Financial Statements). The net proceeds were used to redeem the remaining $17.5 million of the Intermediate Senior Discount Notes, pay associated redemption premiums of $3.8 million and accrued and unpaid interest thereon of $5.2 million, and repurchase a portion of the Capital Senior Discount Notes, with an accreted balance of $35.6 million, for $37.6 million. The remaining net proceeds of approximately $56 million will be used for general corporate purposes, including potential future acquisitions. DDi Corp. contributed approximately $35 million of the $56 million to Dynamic Details. The financial statements included elsewhere in this report do not reflect the net proceeds of this offering.

Based upon the current level of operations, management believes that cash generated from operations, available cash and amounts available under its senior credit facility will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. Accordingly, there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available to enable the Company to service its indebtedness. The Company remains leveraged, and its future operating performance and ability to service or refinance its indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond the Company's control.

COLORADO FACILITY

In December 1999, the Company's management implemented a plan to consolidate its Colorado operations into its Texas facility, resulting in the closure of the Colorado facility. In conjunction with the closure of the Colorado facility, the Company recorded charges in the fourth quarter of 1999 totaling $7.0 million, consisting of $4.5 million for severance and other exit costs and $2.5 million related to the impairment of net property, plant and equipment. The exit costs were accrued for as of December 31, 1999. The closure of the facility was effectively complete as of March 31, 2000. The accrued exit costs remaining as of September 30, 2000 are approximately $0.5 million, representing expenses principally related to net rental payments through scheduled maturities of real property operating leases.

RISKS ASSOCIATED WITH INTANGIBLE ASSETS

At September 30, 2000, intangible assets were $268 million for DDi Corp. and $204 million for DDi Capital and Dynamic Details. These amounts represented a substantial portion of each company's total assets at that date. The intangible assets consist of goodwill and other identifiable intangibles relating to acquisitions. Additional intangible assets may be added in future periods, principally from the consummation of further acquisitions. Amortization of these additional intangibles will, in turn, have a negative impact on earnings. In addition, the Company continuously evaluates whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of its intangible assets, which could have a material adverse effect on the results of the Company during the periods in which such a reduction is recognized. There can be no assurance that the Company will not be required to write down intangible assets in future periods.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes that adopting SAB 101 does not have a material impact on its financial position or results of operations.


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

SUBSTANTIAL INDEBTEDNESS

The Company has substantial indebtedness. As of September 30, 2000, indebtedness was approximately $393 million for DDi Corp., $342 million for DDi Capital and $257 million for Dynamic Details. As of September 30, 2000, there was $34.8 million available under the Dynamic Details senior credit facility for future borrowings for general corporate purposes and working capital needs. See "Liquidity and Capital Resources." On October 16, 2000, DDi Corp. consummated a secondary equity offering, and the Company used a portion of the net proceeds of the offering to reduce indebtedness through the paydown of debt with an accreted balance of approximately $58.3 million. In addition, subject to the restrictions in the DDi Capital senior discount notes, Dynamic Details senior subordinated notes and Dynamic Details senior credit facility, the Company may incur additional indebtedness in an unrestricted amount from time to time to finance acquisitions or capital expenditures or for other purposes.

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

The Company anticipates that its operating cash flow, together with the net proceeds from DDi Corp.'s secondary equity offering and borrowings under the Dynamic Details senior credit facility will be sufficient to meet its operating expenses and to service its debt requirements as they become due. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all.


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

DEPENDENCE ON A CORE GROUP OF SIGNIFICANT CUSTOMERS

Although the Company has a large number of customers, net sales, during the nine months ended September 30, 2000, to its largest customer accounted for approximately 9.6% of net sales for DDi Corp. and 8.2% of net sales for both DDi Capital and Dynamic Details. Net sales, during the same period, to the ten largest customers accounted for approximately 39.3% of net sales for the Company. The Company may depend upon a core group of customers for a material percentage of net sales in the future. Substantially all sales are made on the basis of purchase orders rather than long-term agreements. There can be no assurance that significant customers will order services from the Company in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact revenues. In addition, the Company generates significant accounts receivable in connection with providing services to customers. If one or more significant customers were to become insolvent or otherwise were unable to pay for the services provided; results of operations would be adversely affected.

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

ABILITY TO INTEGRATE ACQUIRED BUSINESSES AND MANAGE EXPANSION

Since December 1997, the Company has consummated a merger and four acquisitions, including the acquisition of MCM and the acquisition of the assets of Automata and Golden. The Company has a limited history of owning and operating its businesses on a consolidated basis. There can be no assurance that it will be able to meet performance expectations or successfully integrate acquired businesses on a timely basis without disrupting the quality and reliability of service to customers or diverting management resources. This rapid growth has placed and may continue to place a significant strain on management, financial resources and information, operating and financial systems. If the Company is unable to manage this growth effectively, its rate of growth and its revenues may be adversely affected.

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

DEPENDENCE ON KEY MANAGEMENT

The Company's success will continue to depend to a significant extent on its executive and other key management personnel. Most of our executive officers are no longer party to employment agreements with the Company. Although the Company does not expect any of these officers to leave in the near future, there can be no assurance that the Company will be able to retain its executive officers and key personnel or attract additional qualified management in the future.

CONTROLLING STOCKHOLDERS

After the completion of DDi Corp.'s secondary equity offering (see Note 14 to the Condensed Consolidated Financial Statements), investors affiliated with Bain Capital, Inc., Celerity Partners, LLC and The Chase Manhattan Bank together hold approximately 32% of the outstanding voting stock of DDi Corp., the sole stockholder of Intermediate, which is the sole stockholder of DDi Capital which, in turn, is the sole stockholder of Dynamic Details. By virtue of such stock ownership, these entities have significant influence over all matters submitted to stockholders of DDi Corp. and its subsidiaries, including the election of directors of DDi Corp. and its subsidiaries, and to exercise significant control over the business, policies and affairs of the Company.

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

Under the terms of the current swap agreements, Dynamic Details pays a maximum annual rate of interest applied to a notional amount equal to the principal balance of the term facility portion of the Dynamic Details senior credit facility for the period June 30, 1999 through December 31, 2001. During this period, the maximum annual rate is 5.65% for a given month, unless one-month LIBOR for that month equals or exceeds 7.00%, in which case the Company pays 7.00% for that month. From January 1, 2002 through the scheduled maturity of the senior term facility in 2005, the Company pays a fixed annual rate of 7.35% applied to a notional amount equal to 83% of the principal balance of the senior term facility during that period. The term loan facility portion of the Dynamic Details senior credit facility bears interest based on one-month LIBOR. As of September 30, 2000, one-month LIBOR was 6.62%. If one-month LIBOR increased by 10% to 7.28%, interest expense related to the term loan facility portion would increase by approximately $1 million over the twelve months ending September 30, 2001. Since the increased rate would exceed 7.00%, that increase in interest expense would be offset by approximately $0.4 million in payments the Company would be entitled to receive under the Dynamic Details swap agreement.

Under the terms of the current swap agreement, MCM pays a maximum annual rate of interest equal to 6.92% applied to fixed amounts of debt per the agreement, through September 2002. As of September 30, 2000, the swap covers approximately 93% of the outstanding debt under the facilities agreement. If MCM were to borrow the full amount available on their facilities agreement, the fixed amounts of debt per the swap agreement would still cover approximately 70% of the outstanding debt. The MCM facilities agreement bears interest based on three-month LIBOR. As of September 30, 2000, three-month LIBOR was 6.81%. If three-month LIBOR increased by 10% to 7.49%, interest expense related to the term loan facility would increase by approximately $188,000. That increase in interest expense, however, would be offset by approximately $158,000 in payments the Company would be entitled to receive under the MCM swap agreement.

The revolving credit facility bears interest at (1) 2.25% per annum plus the applicable LIBOR or (2) 1.25% per annum plus the federal reserve reported overnight funds rate plus 0.5% per annum. As of September 30, 2000 the Company had an outstanding balance of $9.5 million under its revolving credit facility. Based upon the Company's anticipated utilization of its revolving credit facility through the year ending December 31, 2000, a 10% change in interest rates as of September 30, 2000 is not expected to materially affect the interest expense to be incurred on this facility during such period.

In October 2000, in connection with DDi Corp.'s secondary public offering, the Company elected to terminate and concurrently replace an existing interest rate agreement. The replacement of the swap agreement does not affect interest rate risk (see Note 14 to the Condensed Consolidated Financial Statements).

A change in interest rates would not have an effect on the interest expense to be incurred on the Dynamic Details senior subordinated notes, DDi Capital senior discount notes or the DDi Intermediate senior discount notes because each of these instruments bears a fixed rate of interest.

Foreign Currency Exchange Risk

With DDi Corp.'s acquisition of MCM (see Note 7 to the Condensed Consolidated Financial Statements), the Company now has operations in the United Kingdom. The sales and expenses and financial results of those operations are denominated in British pounds. The Company has foreign currency translation risk equal to the Company's net investment in those operations. However, since nearly all of the Company's sales are denominated in each operation's local currency, the Company has relatively little exposure to foreign currency transaction risk with respect to sales made. Therefore, the effect of an immediate 10% change in exchange rates would not have a material impact on the Company's operating results over the 12 month period ending September 30, 2001. The Company does not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and does not utilize any other derivative financial instruments for trading or speculative purposes.

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

          (b) Reports on Form 8-K:
              --------------------

          On August 9, 2000, DDi Capital and Dynamic Details filed a Report on Form 8-K dated August 9, 2000, (i) describing the Dynamic Details' acquisition of the assets of Automata International, Inc. and (ii) including a press release announcing the acquisition.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 13th day of November, 2000.

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

        Signature               Title                          Date
        ---------               -----                          ----

  /s/ Joseph P. Gisch     Vice President and               November 13, 2000
  -------------------
                          Chief Financial Officer
  Joseph P. Gisch         (principal financial and
                          chief accounting officer)

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 13th day of November, 2000.

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

        Signature                  Title                         Date
        ---------                  -----                         ----

   /s/ Joseph P. Gisch         Vice President and           November 13, 2000
   -------------------
                               Chief Financial Officer
   Joseph P. Gisch               (principal financial and
                                 chief accounting officer)

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dynamic Details, Incorporated. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 13th day of November, 2000.


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

        Signature                  Title                             Date
        ---------                  -----                             ----

   /s/ Joseph P. Gisch         Vice President and              November 13, 2000
   -------------------
                               Chief Financial Officer
   Joseph P. Gisch               (principal financial and
                                 chief accounting officer)