Form 10-K
period 2000-12-31
DDI CAPITAL CORP/DYNAMIC DETAILS INC; DETAILS INC; DDI CORP
filed 2001-03-30
CIK 1050119, 1050117, 1104252

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                           Commission file numbers:

               DDi Corp.                                000-30241
           DDi Capital Corp.                            333-41187
     Dynamic Details, Incorporated                      333-41211

                               ---------------

                                   DDi CORP.
                               DDi CAPITAL CORP.
                         DYNAMIC DETAILS, INCORPORATED
          (Exact names of registrants as specified in their charters)

                Delaware                               06-1576013
               California                              33-0780382
               California                              33-0779123
      (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification Nos.)

 1220 Simon Circle Anaheim, California                   92806
(Address of Principal Executive Offices)               (Zip Code)

                                (714) 688-7200
             (Registrants' telephone number, including area code)

                               ---------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

               DDi Corp.-Common Stock, par value $.01 per share
               ------------------------------------------------
                               (Title of class)

                               ---------------

  Indicate by check mark whether DDi Corp., DDi Capital Corp. and Dynamic Details, Incorporated: (1) have filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days: Yes [X] No [_].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

  The aggregate market value of the DDi Corp.'s voting Common Stock held by non-affiliates of DDi Corp. was approximately $942,278,871 (computed using the closing price of $25.4375 per share of Common Stock on March 6, 2001, as reported by The Nasdaq Stock Market, Inc.). On March 6, 2001, all of the voting stock of Dynamic Details, Incorporated was held by DDi Capital Corp., all of the voting stock of DDi Capital Corp. was held by DDi Intermediate Holdings Corp., and all of the voting stock of DDi Intermediate Holdings Corp. was held by DDi Corp. As of March 6, 2001, DDi Corp. had outstanding 47,507,942 shares of Common Stock.

  As of March 6, 2001, DDi Corp. had 47,507,942 shares of common stock, par value $0.01 per share, outstanding. As of March 6, 2001, Dynamic Details, Incorporated had 100 shares of common stock, par value $.01 per share, outstanding and DDi Capital Corp. had 1,000 shares of common stock, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of DDi Corp.'s Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 2001 are incorporated by reference into Part III of this Form 10-K.

  This Annual Report on Form 10-K is a combined annual report being filed separately by three registrants: DDi Corp ("DDi Corp." f/k/a DDi Holdings Corp.), DDi Capital Corp. ("DDi Capital") and Dynamic Details, Incorporated ("Dynamic Details"). Except where the context clearly indicates otherwise, any references in this report to "DDi Corp." includes all subsidiaries of DDi Corp. including DDi Capital and Dynamic Details. DDi Capital and Dynamic Details make no representation as to the information contained in this report in relation to DDi Corp. and its subsidiaries other than DDi Capital and Dynamic Details, respectively.

  DDi Capital and Dynamic Details meet the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K, and are filing this form with the reduced disclosure format pursuant to General Instruction I(2).

===============================================================================

                                   DDi CORP.
                               DDi CAPITAL CORP.
                         DYNAMIC DETAILS, INCORPORATED

                                FORM 10-K INDEX

                                                                          Page
                                                                          ----
                                     PART I

 Item 1   Business......................................................    3
 Item 1A  Executive Officers of the Registrant..........................   13
 Item 2   Properties....................................................   14
 Item 3   Legal Proceedings.............................................   14
 Item 4   Submission of Matters to a Vote of Security Holders...........   14

                                    PART II

 Item 5   Market for the Registrants' Common Equity and Related
          Stockholder Matters...........................................   15
 Item 6   Selected Financial Data.......................................   16
 Item 7   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   20
 Item 7A  Quantitative and Qualitative Disclosures About Market Risk....   36
 Item 8   Financial Statements and Supplementary Data...................   37
 Item 9   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure......................................   37

                                    PART III

 Item 10  Directors and Executive Officers of the Registrant............   38
 Item 11  Executive Compensation........................................   38
 Item 12  Security Ownership of Certain Beneficial Owners and
          Management....................................................   38
 Item 13  Certain Relationships and Related Transactions................   38

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   39

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

                                    PART I

ITEM 1. BUSINESS

Overview

  DDi Corp., formerly known as DDi Holdings Corp. ("DDi Corp."), provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other providers of electronics manufacturing services. Operating through our primary operating subsidiaries, Dynamic Details, Incorporated ("Dynamic Details") and DDi Europe Limited ("DDi Europe"), we target the fast-growing communications and networking equipment industries, which are characterized by aggressive new product development programs demanding the rapid application of advanced technology and design.

  Our customers use our services to develop and produce a wide variety of end products, including communications switching and transmission equipment, wireless base stations, work stations, high-end computing equipment and data networking equipment. The technologically advanced, time-critical segment of the electronics manufacturing services industry in which we operate is characterized by rapid growth, high margins and significant customer diversity.

  DDi Corp's predecessor corporation was incorporated in California in 1978. In 1991, new management, led by our President and Chief Executive Officer, Bruce D. McMaster, began to focus primarily on the time-critical segment of the electronics manufacturing services industry. In January 1996, we were recapitalized by Chase Manhattan Capital, LLC and its affiliates. In October 1997, we were recapitalized again by investors led by Bain Capital, Inc., Celerity Partners, L.L.C. and Chase Capital Partners. DDi Corp. was reincorporated in Delaware in April 2000.

  In October 1997, in connection with our second recapitalization, DDi Corp. incorporated Dynamic Details as a new, wholly-owned subsidiary, and contributed substantially all of its assets, subject to certain liabilities, to Dynamic Details. In November 1997, DDi Corp. organized DDi Capital Corp. ("DDi Capital") as a wholly-owned subsidiary, and in February 1998, DDi Corp. contributed substantially all of its assets (consisting primarily of all of the shares of capital stock of Dynamic Details), subject to certain liabilities, including senior discount notes, to DDi Capital. In July 1998, DDi Corp. organized DDi Intermediate Holdings Corp. ("Intermediate") as a wholly-owned subsidiary and contributed its ownership of DDi Capital to Intermediate.

  In December 1997, Dynamic Details acquired all of the outstanding shares of common stock of Colorado Springs Circuits, Inc., a Colorado corporation d/b/a Dynamic Details, Inc. - Colorado Springs ("NTI"). The acquisition of NTI is described in more detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Company History and Significant Transactions--Colorado Facility (formerly NTI)."

  In July 1998, Dynamic Details merged with Dynamic Circuits, Inc. ("DCI"), a Delaware corporation. DCI was primarily a manufacturer of complex printed circuit boards and related components based in Silicon Valley and with additional facilities in Texas, Georgia and Massachusetts. The merger with DCI is described in more detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Company History and Significant Transactions--DCI Merger."

  In December 1999, Dynamic Details implemented a plan to consolidate its Colorado operations into its Texas facility and to close the Colorado facility. The closure of this facility was effectively complete as of

March 31, 2000. Dynamic Details is currently serving the majority of the customers who were serviced by the Colorado facility out of the Texas facility. By combining Texas and Colorado operations, Dynamic Details eliminated lower-margin product lines and decreased overhead costs, and gained efficiency through better capacity utilization and streamlined management.

  On April 14, 2000, DDi Corp. completed an initial public offering of 12,000,000 shares of its common stock. The initial public offering is described in more detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Company History and Significant Transactions-Initial Public Offering of DDi Corp."

  Concurrent with the closing of its initial public offering, DDi Corp. acquired MCM Electronics Limited, ("MCM"), a time-critical electronics manufacturing service provider based in the United Kingdom. MCM has been combined with our other European operations and does business as DDi Europe Limited ("DDi Europe"). The acquisition of MCM is described in more detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Company History and Significant Transactions-MCM Electronics Acquisition."

  On August 4, 2000, Dynamic Details acquired substantially all the U.S. assets of Automata International, Inc. ("Automata"), a Virgina-based manufacturer of technologically advanced printed circuit boards. The acquisition of Automata's assets is described in more detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Company History and Significant Transactions-Automata Acquisition."

  On September 15, 2000, Dynamic Details acquired substantially all the assets of Golden Manufacturing, Inc. ("Golden"), a Texas-based manufacturer of engineered metal enclosures and provider of value-added assembly services to communications and electronics original equipment manufacturers. The acquisition of Golden's assets is described in more detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Company History and Significant Transactions-Golden Acquisition."

  On October 16, 2000, DDi Corp. completed a follow-on public offering of 6,000,000 shares of its common stock, with 4,608,121 shares issued by DDi Corp. and the remainder offered by selling shareholders. The follow-on public offering is described in more detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Company History and Significant Transactions-October 2000 Follow-On Public Offering of DDi Corp."

  This report is a combined annual report filed separately by three registrants, DDi Corp., DDi Capital and Dynamic Details. Dynamic Details is a wholly-owned subsidiary of DDi Capital, DDi Capital is a wholly-owned subsidiary of Intermediate, and Intermediate is a wholly-owned subsidiary of DDi Corp. Each registrant has its principal executive offices at 1220 Simon Circle, Anaheim, California and their telephone number is (714) 688-7200.

  As used herein, the "Company," "we," or "us" means DDi Corp. and its wholly-owned subsidiaries, including DDi Capital and Dynamic Details, or their predecessor entities as the context requires.

Recent Developments

  On February 14, 2001, DDi Corp. and some of its shareholders completed a follow-on public offering of 6,000,000 shares of its common stock, with 3,000,000 shares issued by DDi Corp. and the remainder sold by selling shareholders. The shares were sold at $23.50 per share, generating proceeds to us of $67.0 million, net of underwriting discounts, commissions and expenses. Concurrently, DDi Corp. issued 5 1/4% convertible subordinated notes due March 1, 2008 with an aggregate principal of $100.0 million. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $30.00 per share, subject to certain adjustments. These notes generated proceeds to us of $97.0 million, net of underwriting discounts, commissions and expenses. The net proceeds of both transactions have been used to repurchase all of the Dynamic Details senior subordinated notes and will be used to repurchase a portion of the Capital senior discount notes, to repay a portion of the Dynamic Details senior credit facility or for general corporate purposes.

  On March 5, 2001, DDi Europe completed the acquisition of Thomas Walter Limited ("Thomas Walter"), a leading printed circuit board manufacturer based in Marlow, England for approximately $30 million. Thomas Walter is a well-established provider of complex, quick-turn rigid and rigid-flex printed circuit boards for the European electronics industry. We believe that Thomas Walter's core competencies in time-critical delivery and complex technology will complement our quick-turn manufacturing and assembly operations in the U.K. In particular, Thomas Walter's leading edge technological expertise supports our high-end microvia laser technology, which will enhance pre-production services in our European prototype division.

Industry Background

  Electronics manufacturing services, or EMS, companies provide a range of services to electronics original equipment manufacturers, or OEMs. The EMS industry is growing rapidly, and industry revenues have increased from approximately $22 billion in 1993 to approximately $101 billion in 2000. Technology Forecasters, Inc. expects industry revenues to grow at approximately 27% annually to approximately $260 million in 2004. Industry growth is fueled by increases in the rate of outsourcing combined with steady, underlying growth in the electronics equipment industry. In 2000, approximately 13.1% of the cost of goods sold by electronics OEMs was attributable to components and products outsourced to EMS providers. Technology Forecasters, Inc. expects this percentage to reach 25.9% by 2004.

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

  .  accessing advanced manufacturing capabilities and process technologies;
     and

  .  improving access to global markets.

  The fast-growing communications and networking equipment industries represent large and attractive markets for electronic manufacturing services. These industries are characterized by increasingly rapid product introductions driven by, among other factors, the demand for network infrastructure to handle increased voice and data traffic created by the Internet. Communications equipment manufacturers are at a relatively early stage of the outsourcing trend, and Technology Forecasters, Inc. predicts these manufacturers will double their use of EMS providers, such as ourselves, between 2000 and 2004 for design, development and manufacturing services.

The DDi Customer Solution

  We engineer technologically advanced materials for customers within extremely short turnaround times, which distinguishes us from traditional electronics manufacturing service providers, and provides our customers with a competitive advantage in delivering their new products to market quickly. Our customers benefit from the following components of the DDi customer solution:

  . Time-critical Service. Based on industry data, we believe we are one of the largest providers of quick-turn complex printed circuit boards in the United States. We can deliver highly complex printed circuit boards to customers in as little as 24 hours. Approximately 50% of our net sales in 2000 were generated from services delivered in 10 days or less.

  . Advanced Technology. The focus on time-critical design, development and manufacturing services requires our engineers to remain on the cutting edge of electronics technology, and our customers benefit from the expertise we have developed as they seek to introduce new products. Approximately 60% of our net sales in 2000 involved the design or manufacture of printed circuit boards with at least eight layers, an industry-accepted measure of complexity. In addition, many of our lower layer-count boards are complex as a result of the incorporation of other technologically advanced features.

  . Proactive Sales Force. Our knowledgeable and innovative sales force, based in Silicon Valley, enables current and prospective customers to understand and exploit a wide range of services provided by our facilities across the country and in Europe. Our salespeople helped to add approximately 375 customers in 2000, exclusive of acquisitions.

  . Relationships with Research and Development Personnel. In many cases, we have design engineers stationed on-site in customers' product development divisions. As a result, we help customers develop workable technical solutions to their concepts for next generation products.

  . Experienced and Incentivized Management. Our management team, led by Charles D. Dimick and Bruce D. McMaster, collectively has more than 100 years of experience in the electronics manufacturing services industry.

  We believe that these attributes allow us to consistently meet and exceed our customers' expectations and that, as a result, we will continue to attract leading original equipment manufacturers and other providers of electronics manufacturing services as customers.

Our Strategy

  Our goal is to be the leading provider of technologically advanced, time-critical electronics manufacturing services. To achieve this goal, we will:

  Continue the Focus on the Fast-Growing Communications and Networking Equipment Industries. We focus marketing efforts on the fast-growing communications and networking equipment industries, and target established original equipment manufacturers, emerging providers of next-generation technology and electronics manufacturing service providers serving these industries. The communications and networking equipment industries represented approximately 61% of our net sales for the year ended December 31, 2000.

  Capitalize on Strong Customer Relationships and Design Expertise to Participate in Future Product Introductions and Further Outsourcing
Programs. We have served established original equipment manufacturers for many years, through multiple product generations. We have positioned ourselves as a strategic partner in our customers' new product initiatives by focusing on direct relationships with our customers' research and development personnel. As a result, we have developed expertise and gained knowledge of our customers' new product design programs, all of which position us as a preferred service provider for future product generations.

  Strengthen Technology and Process Management Leadership in the Time-Critical Segment of the Electronics Manufacturing Services Industry and Continue to Improve Quality and Delivery Times by Incorporating Emerging Technologies and Consistently Refining Manufacturing Processes. We have consistently been among the earliest users of new developments in printed circuit board design, development and manufacturing and are continuously incorporating new technology into our manufacturing processes in order to further improve quality and reduce delivery times. Because we concentrate on cutting-edge methods, we have the ability to service emerging providers of next-generation technology. This ability allows us to build customer relationships with companies with the potential for significant growth and enables us to provide these cutting-edge methods to customers accustomed to more traditional methods. We have developed process management expertise over time and are continuously enhancing our ability to quickly adapt design and production facilities on demand to serve time-critical customer needs. We believe this expertise and ability position us as an industry leader in providing flexible and responsive technologically advanced, time-critical services.

  Pursue Selected Acquisition Opportunities, Including Asset Divestitures by Original Equipment Manufacturers. We have actively pursued acquisitions to enhance service offerings, expand geographic presence and increase production capabilities. An increasing number of original equipment manufacturers are divesting their production capabilities as an integral part of their manufacturing strategy. We have completed three acquisitions in 2000: MCM, Automata and Golden. On March 5, 2001, we completed the acquisition of Thomas Walter. We intend to continue to pursue strategic acquisition opportunities, including asset divestitures by original equipment manufacturers, that we believe will complement internal growth.

  Leverage Leadership in Quick-Turn Design and Manufacturing Services to Further Expand Assembly Operations and Other Value-Added Services. As a quick-turn design and manufacturing service provider, we gain early access to our customers' product development processes, giving us the opportunity to leverage the provision of design services into providing other value-added services including assembly of printed circuit boards and other electronic components and total system assembly and integration of electronics products. We predominantly use these additional capabilities in our customers' new product development programs to enable them to further reduce their time to market and overall cost.

  Expand International Presence to Better Serve the Needs of Customers Seeking to Outsource Their Worldwide Design and Manufacturing Activities. We have served a growing number of European customers from DDi Europe's four U.K. facilities. On March 5, 2001, DDi Europe completed the acquisition of
Thomas Walter, a leading printed circuit board manufacturer based in Marlow, England. Thomas Walter is a recognized technology leader in manufacturing complex quick-turn interconnect products for the European electronics industry. We believe European markets offer significant growth opportunities as large electronics equipment manufacturers are increasing their global distribution and are seeking electronics manufacturing service providers with the ability to operate in multiple markets. We are actively pursuing other acquisition possibilities in Europe and targeting opportunities for geographic expansion in Japan and other Asian markets, increasing our capability to serve customers in these geographic areas.

Services

  We provide a suite of value-added, integrated services, used by our customers predominantly in the development of their new products, including:

  On-campus and In-the-field Design of Complex Printed Circuit Boards. We target design and development engineering services primarily at the earliest stages of the new product development process. We provide design and engineering assistance early in new product development to ensure that both mechanical and electrical considerations are integrated into a cost-effective manufacturing solution. We design and develop printed circuit boards that meet or exceed established operating parameters for new products. In doing so, we often recommend and assist in implementing design changes to reduce manufacturing costs and lead times, increase manufacturing yields and improve the quality of the finished product.

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

  Time-critical Development and Fabrication of Prototype Complex Printed Circuit Boards. Our time-critical, or quick-turn, services are used in the design, test and launch phases of new electronics product development and are generally delivered within 10 to 20 days or in as little as 24 hours. Larger volumes of printed circuit boards are needed as a product progresses past the testing, design and pre-production phases. The advanced design, development and manufacturing technologies we employ facilitate quick-turn production of complex, multi-layered printed circuit boards utilizing technologically-advanced methods. See "Technology, Development and Processes." Our ability to provide these services on a quick-turn and longer lead-time delivery basis involves working closely with customers from the initial design of new products through development and launch.

   Assembly of Printed Circuit Boards, Backpanels and Other Components of Electronics Products. We assemble printed circuit boards, backpanels, card cages and wire harnesses on a low volume, quick-turn basis. Backpanels are large printed circuit boards, and card cages and wire harnesses integrate wires with connectors and terminals to transmit electricity between two or more points. As the electronics industry has worked to increase component speed and performance, the design of these components has become more integrated. We have responded to this trend and provide these additional assembly services to complement design and development capabilities.

  Assembly and Integration of Customers' Complete Systems and Products. We provide full system assembly services, predominantly for products in development by original equipment manufacturers. These services require logistical capabilities and supply chain management to rapidly acquire components, assemble prototype products, perform complex testing and deliver products to the customer.

Our Customers and Markets

   We believe that we have one of the broadest customer bases in the electronics manufacturing services industry. As of December 31, 2000, we had more than 2,000 original equipment manufacturers and electronics manufacturing services customers representing a wide range of end-user markets. We have added over 375 customers in 2000, excluding increases resulting from acquisitions. Our customers principally consist of leading communications and networking equipment and computer manufacturers, as well as medical, automotive, industrial and aerospace equipment manufacturers. During 2000, sales to our largest customer, Alcatel, accounted for approximately 10% of net sales, and sales to our ten largest customers accounted for approximately 42% of our net sales. We have been successful at retaining customers and have worked with our three largest customers since 1991.

  Approximately 76% of our net sales are made to original equipment manufacturers, and the remainder are to electronics manufacturing service providers. The following table shows, for the periods indicated, the percentage of our sales in each of the principal end-user markets we served for the years ended December 31, 1998, 1999 and 2000.

                                                                 Year Ended
                                                                December 31,
                                                               ----------------
End-User Markets                                               1998  1999  2000
----------------                                               ----  ----  ----
Communications and networking equipment.......................  53%   55%   61%
Computer and peripherals......................................  24    21    25
Medical, automotive, industrial and test instruments..........  11     9     9
Aerospace equipment...........................................   3     2     2
Other.........................................................   9    13     3
                                                               ---   ---   ---
  Total....................................................... 100%  100%  100%
                                                               ===   ===   ===

  The following table indicates, for the year ended December 31, 2000, our largest original equipment manufacturers, or OEMs, and electronics manufacturing services, or EMS, customers in terms of net sales, in alphabetical order, and the primary end products for which we provided our services.

OEM Customers              End Products
-------------              ------------
Alcatel................... Communications switching and transmission equipment, networking equipment
Ericsson.................. Communications Equipment
IBM....................... Network servers
Intel..................... Personal computers
Marconi Communications.... Communications switching and transmission equipment, networking equipment
EMS Customers              End Products
-------------              ------------
Celestica................. Communications and computing equipment
Jabil..................... Communications and computing equipment
Solectron................. Communications and computing equipment

Technology, Development and Processes

  We maintain a strong commitment to research and development and focus our efforts on enhancing existing capabilities as well as developing new technologies. Our close involvement with our customers in the early stages of their product development positions us at the leading edge of technical innovation in the design of quick-turn and complex printed circuit boards. Our staff of approximately 300 experienced engineers, chemists and laboratory technicians works in conjunction with our sales staff to identify specific needs and develop innovative, high performance solutions to customer issues. This method of product development allows customers to augment their own internal development teams while providing us with the opportunity to gain an in-depth understanding of our customers' businesses and enabling us to better anticipate and serve our customers' future needs.

  The market for our products and services is characterized by rapidly changing technology and continuing process development. In recent years, the trend in the electronics equipment industry has been to increase speed and performance of components while at the same time reducing their size. This trend requires increasingly complex printed circuit boards with higher densities. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, develop and market products and services that meet changing customer needs, and successfully anticipate or respond to technological changes on a cost-effective and timely basis. In the last three years, we have made substantial investments in equipment and technology to meet these needs and maintain our competitive advantage.

  We believe the highly specialized equipment we use is among the most advanced in the industry. We provide a number of advanced technologies, including:

  . Laser Direct Imaging. Laser direct imaging is a new process that allows us to increase board density through the use of increasingly small and accurate laser technology.

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

   We are qualified under various industry standards, including Bellcore compliance for communications products and UL (Underwriters Laboratories) approval for electronics products. In addition, all of our production facilities are ISO-9002 certified. These certifications require that we meet standards related to management, production and quality control, among others.

Manufacturing

  We produce highly complex, technologically advanced multi-layer and low-layer printed circuit boards, backpanel assemblies, printed circuit board assemblies, card cage and wire harness assemblies and full system assembly and integration that meet increasingly tight tolerances and specifications demanded by original equipment manufacturers. The manufacture of printed circuit boards involves several steps: etching the circuit image on copper-clad epoxy laminate, pressing the laminates together to form a panel, drilling holes and depositing copper or other conducive material to form the inter-layer electrical connections and, lastly, cutting the panels to shape. Our advanced interconnect products require additional critical steps, including dry film imaging, photoimageable soldermask processing, computer-controlled laser drilling and routing, automated plating and process controls and achievement of controlled impedance.

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

  Manufacture of printed circuit boards used in backpanel assemblies requires specialized expertise and equipment because of the larger size of the backpanel relative to other printed circuit boards and the increased number of holes for component mounting. We have no patents for these proprietary techniques and rely primarily on trade secret protection.

  Accomplishing these operations in time-critical situations, as we do, requires the attention of highly-qualified personnel. Furthermore, our manufacturing systems are managed to maximize flexibility to accommodate widely varying projects for different customers with minimal or no turnover time. We seek to maximize the use of our production and manufacturing capacity through the efficient management of time-critical production schedules.

Sales and Marketing

  Our marketing strategy focuses on developing close working relationships with customers early in the design phase and throughout the lifecycle of the product. Accordingly, our senior management personnel and engineering staff advise our customers with respect to applicable technology, manufacturing feasibility of designs and cost implications through on-line computer technical support and direct customer communication. We have focused our marketing efforts on developing long-term relationships with research and development personnel at key customers in high-growth segments of the electronics equipment industry.

  We employ a targeted sales effort to help optimize our market share at the customer level. In order to establish individual salesperson accountability for each client, each customer is assigned one member of the sales staff for all services across all facilities. We have developed a comprehensive database and allocation process to control calling and cross-selling effort, and have a global account program for coordinating sales to our top 20 customers. The success of our sales strategy is demonstrated by the addition of over 350 customers in 2000, excluding the 400 customers added through the acquisition of MCM.

  We market our design, development and manufacturing services through an internal sales force of approximately 200 individuals and an expansive sales network consisting of 14 organizations comprised of approximately 70 manufacturers' representatives across the United States. Approximately 37% of our net sales in 2000 were generated through manufacturers' representatives. For many of these manufacturers' representatives, we are the largest revenue source and the exclusive supplier of quick-turn and pre-production printed circuit boards. In 1997, we opened a sales office in London, England. Following our acquisition of MCM, we integrated MCM's sales force into our pre-existing European staff and we plan to continue expanding our international sales efforts. The financial information for geographic areas is included in Note 2 to the Consolidated Financial Statements under the caption "Segment Reporting."

Our Suppliers

  Our raw materials inventory is small relative to sales and must be regularly and rapidly replenished. We use just-in-time procurement practices to maintain raw materials inventory at low levels, and work closely with our suppliers to incorporate technological advances in the raw materials we purchase. Because we provide primarily lower-volume quick-turn services, this inventory policy does not hamper our ability to complete customer orders. Although we have preferred suppliers for some raw materials, multiple sources exist for all materials. Adequate amounts of all raw materials have been available in the past and we believe this will continue in the foreseeable future.

  The primary raw materials that we use in production are core materials (copperclad layers of fiberglass of varying thickness impregnated with bonding materials) and chemical solutions (copper, gold, etc.) for plating operations, photographic film and carbide drill bits.

Competition

  The electronics manufacturing services industry is highly fragmented and characterized by intense competition. We principally compete in the time-critical segment of the industry against independent, small private companies and integrated subsidiaries of large, broadly based volume producers, as well as the internal capacity of original equipment manufacturers. Competition in the market segment we serve, unlike in the electronics manufacturing services industry, generally is not driven by price. Instead, because customers are willing to pay a premium for a responsive, broad-reaching capability to produce customized complex products in a very short time, we compete primarily on the basis of quick turnaround, product quality and customer service. In addition, we do not compete in the high volume production manufacturing aspect of the industry and as a result are less exposed to competition from low cost manufacturers who compete on price in the commodity segment of this market.

  Competition in the complex and time-critical segment of our industry has increased due to consolidation, resulting in potentially better capitalized competitors. Our basic technology is generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market.

Backlog

  Although we obtain firm purchase orders from our customers, our customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be rescheduled or canceled.

Governmental Regulation

  Our operations are subject to certain federal, state and local regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. In particular, we are subject to regulations promulgated by:

  . the Occupational Safety and Health Administration pertaining to health and safety in the workplace;

  . the Environmental Protection Agency pertaining to the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing processes; and

  .  corresponding state agencies.

  To date the costs of compliance and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation were found to exist, we may be required to incur substantial additional expenditures.

Employees

  As of December 31, 2000, we had approximately 3,200 employees, none of whom are represented by unions. Of these employees, approximately 2,600 were involved in manufacturing and engineering, 200 worked in sales and marketing and 400 worked in accounting, systems and other support capacities. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.

Item 1A. EXECUTIVE OFFICERS OF DDi CORP.

  The following table sets forth the executive officers of DDi Corp., their ages as of March 6, 2001, and the positions currently held by each person:

 Name              Age Office
 ----              --- ------
 Bruce D. McMaster  39 President, Chief Executive Officer and Director
 Charles D. Dimick  44 Chairman and Director
 Joseph P. Gisch    44 Chief Financial Officer, Secretary and Treasurer
 John Peters        46 Vice President, Sales and Marketing
 Greg Halvorson     38 Vice President, Operations
 Terry L. Wright    41 Vice President and Chief Technology Officer

  The President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer are elected annually by the Board of Directors at its first meeting following the annual meeting of stockholders. Other executive officers may be appointed by the Board of Directors at such meeting or at any other meeting. All executive officers serve at the pleasure of the Board of Directors.

  Bruce D. McMaster joined us in 1985 and has served as our President since 1991 and as a Director and our Chief Executive Officer since 1997. Mr. McMaster also serves as President and Chief Executive Officer of Dynamic Details. He has over 21 years of experience in the EMS industry. Before becoming our President, Mr. McMaster worked in various management capacities in our engineering and manufacturing departments.

  Charles D. Dimick joined us in 1998 upon our merger with DCI. He is our Chairman, a Director and the President of our subsidiary, Dynamic Details Incorporated, Silicon Valley. He has over 21 years of experience in the EMS industry. Mr. Dimick founded DCI in 1991 and served as its president and chief executive officer until the merger. Previously, he was a senior vice president of sales and marketing at Sigma Circuits.

  Joseph P. Gisch has served as our Chief Financial Officer since 1995. Mr. Gisch also serves as Vice President, Chief Financial Officer and Treasurer of Dynamic Details. From 1986 to 1995, Mr. Gisch was a partner at the accounting firm of McGladrey & Pullen, LLP where he was responsible for the audit, accounting and information systems for a variety of manufacturing clients. Mr. Gisch was responsible for our general accounting and income tax matters. Mr. Gisch has not been responsible for any of our audit services since 1991.

  John Peters joined us in 1998 upon our merger with DCI. He has been our Vice President, Sales and Marketing, since 1999. He was the senior vice president of sales and marketing of our subsidiary, Dynamic Details Incorporated, Silicon Valley from 1998 to 1999. Mr. Peters served as vice president of sales and marketing of DCI from 1992 to 1998.

  Greg Halvorson joined us in 1998 upon our merger with DCI as our Vice President, Operations, and the Senior Vice President of Operations of our subsidiary, Dynamic Details Incorporated, Silicon Valley. Prior to joining us, Mr. Halvorson served as vice president of operations of DCI from 1995 to 1998. Mr. Halvorson spent six years at Pacific Circuits as plant manager and head of engineering before which he was manager of computer-aided manufacturing at Sigma Circuits.

  Terry L. Wright joined us in 1991 and has served as our Vice President, Engineering since 1995 and Chief Technology Officer since 2000. Prior to joining us, Mr. Wright was a general manager at Applied Circuit Solutions and a quality assurance manager at Sigma Circuits.

  There are no arrangements or understandings pursuant to which any of the persons listed in the table above were selected as executive officers.

ITEM 2. PROPERTIES

  We conduct our operations within approximately 828,500 square feet of building space. Our significant facilities are as follows:

                                                                                   Remaining
Location                    Function                                Square Feet    Lease Term
--------                    --------                                ----------- ----------------
Anaheim, California         Quick-turn printed circuit boards         150,000   1 to 5 years (a)
Milpitas, California        Quick-turn printed circuit boards          45,000         1 year (b)
Tewkesbury, England         Quick-turn printed circuit boards          30,000           18 years
Sterling, Virginia          Quick-turn printed circuit boards         100,000            2 years
Garland, Texas              Longer lead-time printed circuit boards    93,000            N/A (c)
Tolworth, England           Longer lead-time printed circuit boards    35,000         11.5 years
Milpitas, California        Design and assembly                        41,000          2.5 years
Dallas, Texas               Assembly                                   49,000          1.3 years
Marlborough, Massachusetts  Assembly                                   32,500          5.5 years
La Grange, Georgia          Assembly                                   30,000        1 month (b)
Calne, England              Assembly                                   90,000         22.5 years
Hoddesdon, England          Assembly                                   22,000             1 year
Dallas, Texas               Assembly                                   90,000         2.75 years
                                                                      -------
                                                                      807,500

--------
(a) All of these leases have an option to renew or to purchase the property at fair market value after a specified date during the lease term.

(b) All of these leases have an option to renew for a period ranging from one to ten years.

(c) The Company owns this facility.

  In addition to the facilities listed above, we also occupy space for our design operations in various states aggregating approximately 21,000 square feet.

  We believe our facilities are currently adequate for our operating needs.

ITEM 3. LEGAL PROCEEDINGS

  We are a party to various legal actions arising in the ordinary course of our business. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON STOCK

  DDi Corp.'s common stock has been quoted on the Nasdaq National Market under the symbol "DDIC" since April 11, 2000. Prior to that time, there was no public market for DDi Corp.'s common stock. The following table sets forth the high and low sales prices of DDi Corp.'s common stock for the periods indicated as reported on the Nasdaq National Market.

                                                                  Common Stock
                                                                      Price
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------
April 11, 2000 through June 30, 2000............................. $31.25 $ 9.50
July 1, 2000 through September 30, 2000.......................... $45.94 $21.81
October 1, 2000 through December 31, 2000........................ $45.87 $19.13

  We presently intend to retain earnings to finance future operations, expansion and capital investment and to reduce indebtedness. There were approximately 171 record holders of our common stock as of March 6, 2001.

  There is no established trading market for the common stock of Dynamic Details or DDi Capital. As of December 31, 2000, Dynamic Details had 100 shares of common stock, par value $.01 per share, outstanding, all of which were held by DDi Capital, and DDi Capital had 1,000 shares of common stock, par value $.01 per share outstanding, all of which were held by Intermediate, which is a wholly-owned subsidiary of DDi Corp.

  We have not declared or paid a cash dividend on common stock since January 1996 and do not anticipate paying any cash dividends during at least the next five years. Our existing debt instruments restrict our ability to pay dividends. Dynamic Details' ability to pay dividends is limited under its senior credit facilities and was limited under an indenture dated as of November 18, 1997 between Dynamic Details and State Street Bank & Trust Co. as trustee (the "Senior Subordinated Note Indenture") through March 9, 2001 when we completed the tender offer to repurchase all of these notes. DDi Capital's ability to pay dividends is limited under an indenture dated November 18, 1997, as supplemented by a supplemental indenture dated February 10, 1998 among DDi Corp., DDi Capital and State Street Bank & Trust Co. as trustee (the "Indenture"). DDi Corp.'s 5 1/4% Convertible Subordinated Notes, issued February 14, 2001, does not restrict their ability to pay dividends, however, the conversion price on these notes may be adjusted if dividends exceed certain amounts. See "Description of Indebtedness" within Managements' Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data as of and for the dates and periods indicated have been derived from the consolidated financial statements of Dynamic Details, DDi Capital and DDi Corp. The Pre-Recapitalization Company in 1996 represents the predecessor corporation to both DDi Capital and Dynamic Details, as described in "Company History and Significant Transactions" within Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data with respect to the consolidated statement of operations data for the years ended December 31, 1996 and 1997 and the consolidated balance sheet data as of December 31, 1996, 1997 and 1998 is not included herein. The selected historical consolidated statement of operations data for the years ended December 31, 1998, 1999 and 2000 and the historical consolidated balance sheet data as of December 31, 1999 and 2000 were derived from the audited historical consolidated financial statements of Dynamic Details, DDi Capital and DDi Corp. included elsewhere herein. You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto appearing elsewhere herein.

                                                          Year Ended December 31,
                   -------------------------------------------------------------------------------------------------------
                         Pre-                  DDi
                   Recapitalization           Corp. &
                       Company      Dynamic    DDi    Dynamic    DDi     DDi    Dynamic    DDi     DDi    Dynamic    DDi
                   ---------------- Details  Capital  Details  Capital  Corp.   Details  Capital  Corp.   Details  Capital
                         1996        1997      1997    1998     1998     1998    1999     1999     1999    2000     2000
                   ---------------- -------  -------- -------  -------  ------  -------  -------  ------  -------  -------
                                                      (in millions, except share data)
Consolidated
 Statement of
 Operations Data:
Net sales........       $67.5       $ 78.8    $ 78.8  $174.9   $174.9   $174.9  $292.5   $292.5   $292.5  $448.4   $448.4
Cost of goods
 sold............        30.5         38.7      38.7   119.3    119.3    119.6   201.4    201.4    202.4   274.7    274.7
                        -----       ------    ------  ------   ------   ------  ------   ------   ------  ------   ------
Gross profit.....        37.0         40.1      40.1    55.6     55.6     55.3    91.1     91.1     90.1   173.7    173.7
Operating
 expenses:
 Sales and
  marketing......         6.0          7.3       7.3    12.8     12.8     12.8    23.6     23.6     23.6    38.7     38.7
 General and
  administration..        1.9          2.1       2.1     8.5      8.5      8.4    16.1     16.1     15.3    30.4     30.4
 Amortization of
  intangibles....         --           --        --     10.9     10.9     10.9    22.3     22.3     22.3    19.5     19.5
 Restructuring
  and related
  charges(a).....         --           --        --      --       --       --      7.0      7.0      7.0     --       --
 Stock
  compensation
  and related
  bonuses(b).....         --          31.3      31.3     --       --       --      --       --       --      --       --
 Compensation to
  the former
  CEO............         1.1          2.1       2.1     --       --       --      --       --       --      --       --
 Write-off of
  acquired in-
  process
  research and
  development(c)..        --           --        --     39.0     39.0     39.0     --       --       --      --       --
                        -----       ------    ------  ------   ------   ------  ------   ------   ------  ------   ------
Operating income
 (loss)..........        28.0         (2.7)     (2.7)  (15.6)   (15.6)   (15.8)   22.1     22.1     21.9    85.1     85.1
Interest expense,
 net.............         9.4         17.8      25.2    27.5     35.3     37.4    32.5     41.4     46.7    27.0     36.3
                        -----       ------    ------  ------   ------   ------  ------   ------   ------  ------   ------
Income (loss)
 before taxes and
 extraordinary
 loss............        18.6        (20.5)    (27.9)  (43.1)   (50.9)   (53.2)  (10.4)   (19.3)   (24.8)   58.1     48.8
Income tax
 benefit
 (expense).......        (6.2)         8.0      10.9    (0.4)     2.6      3.5     1.9      5.2      7.4   (27.2)   (23.4)
                        -----       ------    ------  ------   ------   ------  ------   ------   ------  ------   ------
Income (loss)
 before
 extraordinary
 loss............        12.4        (12.5)    (17.0)  (43.5)   (48.3)   (49.7)   (8.5)   (14.1)   (17.4)   30.9     25.4
Extraordinary
 loss............         --          (1.6)     (1.6)   (2.4)    (2.4)    (2.4)    --       --       --     (0.7)    (2.2)
                        -----       ------    ------  ------   ------   ------  ------   ------   ------  ------   ------
Net income
 (loss)..........       $12.4       $(14.1)   $(18.6) $(45.9)  $(50.7)  $(52.1) $ (8.5)  $(14.1)  $(17.4) $ 30.2   $ 23.2
                        =====       ======    ======  ======   ======   ======  ======   ======   ======  ======   ======
                    DDi
                   Corp.
                    2000
                   -------
Consolidated
 Statement of
 Operations Data:
Net sales........  $497.7
Cost of goods
 sold............   306.2
                   -------
Gross profit.....   191.5
Operating
 expenses:
 Sales and
  marketing......    39.7
 General and
  administration..   36.2
 Amortization of
  intangibles....    22.8
 Restructuring
  and related
  charges(a).....     --
 Stock
  compensation
  and related
  bonuses(b).....     --
 Compensation to
  the former
  CEO............     --
 Write-off of
  acquired in-
  process
  research and
  development(c)..    --
                   -------
Operating income
 (loss)..........    92.8
Interest expense,
 net.............    41.2
                   -------
Income (loss)
 before taxes and
 extraordinary
 loss............    51.6
Income tax
 benefit
 (expense).......   (25.0)
                   -------
Income (loss)
 before
 extraordinary
 loss............    26.6
Extraordinary
 loss............    (6.4)
                   -------
Net income
 (loss)..........  $ 20.2
                   =======

                                                               Year Ended December 31,
                  --------------------------------------------------------------------------------------------------------
                        Pre-                      DDi
                  Recapitalization              Corp. &
                      Company      Dynamic        DDi        Dynamic       DDi          DDi        Dynamic       DDi
                  ---------------- Details      Capital      Details     Capital       Corp.       Details     Capital
                        1996        1997         1997         1998        1998         1998         1999        1999
                  ---------------- -------     ---------     -------     -------     ---------     -------     -------
                                                          (in millions, except share data)
Consolidated
 Statement of
 Operations Data
 (continued):
Net income
 (loss)
 allocable to
 common stock...            --                 $   (19.7)                            $   (58.4)
Net income
 (loss) per
 share of common
 stock (basic)..            --                 $   (3.71)                            $   (7.68)
Net income
 (loss) per
 share of common
 stock
 (diluted)......            --                 $   (3.71)                            $   (7.68)
Weighted average
 shares
 outstanding
 (basic)........            --                 5,299,600                             7,607,024
Weighted average
 shares
 outstanding
 (diluted)......            --                 5,299,600                             7,607,024
Net income per
 common share
 (basic)(d).....     $    1,254                      --                                    --
Net income per
 common share
 (diluted)(d)...     $    1,228                      --                                    --
Weighted average
 shares
 outstanding
 (basic)(d).....      9,854,000                      --                                    --
Weighted average
 shares
 outstanding
 (diluted)(d)...     10,059,000                      --                                    --

Other Financial
 Data:
Depreciation....     $      2.0    $   2.6     $     2.6     $   9.2     $   9.2     $     9.2     $ 14.4      $  14.4
Capital
 expenditures...           10.2        6.6           6.6        18.0        18.0          18.0       18.2         18.2

Supplemental
 Data:
Adjusted
 EBITDA(e)......           31.2       33.3          33.3        45.4        45.4          44.1       68.8         68.8
Net cash from
 operating
 activities.....           12.2        9.1           9.1        18.9        18.9          16.7       24.8         24.8
Net cash used in
 investing
 activities.....           (3.6)     (44.9)        (44.9)     (194.8)     (194.8)       (194.8)     (18.5)       (18.5)
Net cash from
 (used in)
 financing
 activities.....           (8.9)      41.1          41.1       172.4       172.4         174.9       (7.5)        (7.5)
Ratio of
 earnings to
 fixed
 charges(f).....           3.0x        --  (g)       --  (g)     --  (g)     --  (g)       --  (g)    --  (g)      --  (g)

Consolidated
 Balance Sheet
 Data:
Cash and cash
 equivalents....     $      0.2    $   5.4     $     5.4     $   1.9     $   1.9     $     2.1     $  0.6      $   0.6
Working capital
 (deficit)......           (3.5)      20.8          23.6        13.2        13.2          15.3       19.1         19.1
Total assets....           27.5      102.6         108.9       358.5       362.2         365.0      350.0        353.6
Total debt,
 including
 current
 maturities.....           94.1      212.6         273.5       369.5       438.3         466.9      358.3        436.0
Stockholders'
 equity
 (deficit)(h)...          (72.7)    (136.5)       (191.2)      (77.9)     (138.0)       (169.8)     (80.0)      (147.0)
                     DDi        Dynamic    DDi       DDi
                    Corp.       Details  Capital    Corp.
                    1999         2000     2000       2000
                  ------------- -------- -------- -----------
Consolidated
 Statement of
 Operations Data
 (continued):
Net income
 (loss)
 allocable to
 common stock...  $   (31.5)                      $     15.8
Net income
 (loss) per
 share of common
 stock (basic)..  $   (3.21)                      $     0.50
Net income
 (loss) per
 share of common
 stock
 (diluted)......  $   (3.21)                      $     0.47
Weighted average
 shares
 outstanding
 (basic)........  9,831,042                       31,781,536
Weighted average
 shares
 outstanding
 (diluted)......  9,831,042                       33,520,447
Net income per
 common share
 (basic)(d).....        --                               --
Net income per
 common share
 (diluted)(d)...        --                               --
Weighted average
 shares
 outstanding
 (basic)(d).....        --                               --
Weighted average
 shares
 outstanding
 (diluted)(d)...        --                               --

Other Financial
 Data:
Depreciation....  $    14.4     $ 16.7   $ 16.7   $     18.7
Capital
 expenditures...       18.2       24.0     24.0         27.2

Supplemental
 Data:
Adjusted
 EBITDA(e)......       66.7      121.7    121.7        134.8
Net cash from
 operating
 activities.....       24.8       62.1     61.1         64.8
Net cash used in
 investing
 activities.....      (18.6)     (56.2)   (56.2)       (62.0)
Net cash from
 (used in)
 financing
 activities.....       (7.7)      33.1     34.1         61.2
Ratio of
 earnings to
 fixed
 charges(f).....        --  (g)    3.1x     2.3x         2.2x

Consolidated
 Balance Sheet
 Data:
Cash and cash
 equivalents....  $     0.6     $ 39.6   $ 39.6   $     66.9
Working capital
 (deficit)......       19.1       83.3     83.3        108.0
Total assets....      354.3      457.8    459.8        581.4
Total debt,
 including
 current
 maturities.....      476.7      255.1    305.5        333.2
Stockholders'
 equity
 (deficit)(h)...     (187.1)     105.1     62.7        136.4

-------
(a) The 1999 restructuring and related charges represent the charge recorded in December 1999 in connection with the announced consolidation of the Colorado operations into the Texas facility and the closure of the Colorado facility. The charge consists of $4.5 for severance and other exit costs and $2.5 related to the impairment of net property, plant and equipment.
(b) Represents the charge for stock compensation and related bonuses recorded for vested stock options exchanged in conjunction with the recapitalization in 1997.

(c) Represents the allocation of a portion of the purchase price in the DCI merger to in-process research and development. At the date of the merger, technological feasibility of the in-process research and development projects had not been reached and the technology had no alternative future uses. Accordingly, Dynamic Details expensed the portion of the merger consideration allocated to in-process research and development.

(d) Given the changes in DDi Corp.'s capital structure in connection with its recapitalization in 1997, historical earnings per share of common stock for the year ended December 31, 1996 is not comparable to subsequent years.

(e) EBITDA means earnings before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is presented because management believes it is an indicator of the ability to incur and service debt and is used by the Company's lenders in determining compliance with financial covenants. However, adjusted EBITDA should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with generally accepted accounting principles. The definition of adjusted EBITDA may differ from definitions of adjusted EBITDA used by other companies.

    The following table sets forth a reconciliation of EBITDA to adjusted EBITDA for each period included herein:

                                                Year Ended December 31,
                             --------------------------------------------------------------
                                            Dynamic         Dynamic         Dynamic
                                           Details &       Details &       Details &
                                              DDi     DDi     DDi     DDi     DDi     DDi
                                            Capital  Corp.  Capital  Corp.  Capital  Corp.
                                           --------- ----- --------- ----- --------- ------
                             1996* 1997**    1998    1998    1999    1999    2000     2000
                             ----- ------  --------- ----- --------- ----- --------- ------
                                                     (in millions)
   EBITDA..................  $30.1 $(0.1)    $43.5   $43.3   $58.8   $58.6  $121.2   $134.3
   Former CEO
    compensation(1) .......    1.1   2.1       --      --      --      --      --       --
   Management fee(2).......    --    --        --      --      1.1     1.1     --       --
   Executive severance(3)..    --    --        0.8     0.8     --      --      --       --
   Stock compensation and
    bonuses(4).............    --   31.3       --      --      --      --      --       --
   Restructuring and
    related charges(5).....    --    --        --      --      7.0     7.0     0.5      0.5
   Non-cash expense
    allocations and
    other(6)...............    --    --        1.1     --      1.9     --      --       --
                             ----- -----     -----   -----   -----   -----  ------   ------
   Adjusted EBITDA.........  $31.2 $33.3     $45.4   $44.1   $68.8   $66.7  $121.7   $134.8
                             ===== =====     =====   =====   =====   =====  ======   ======

  --------
  *   Pre-Recapitalization Company
  **  Dynamic Details, DDi Capital and DDi Corp.
  (1) Reflects elimination of compensation to the former CEO whose employment agreement was terminated in October 1997.
  (2) Reflects elimination of the Bain management fee incurred under the Bain management agreement, which was terminated in connection with the closing of DDi Corp.'s initial public offering.
  (3) Reflects one-time severance payments to two executives who were terminated as a result of redundancies created by the DCI merger.
  (4) Reflects elimination of the charge for stock compensation and related bonuses recorded for vested stock options exchanged in conjunction with the recapitalization.
  (5) Reflects elimination of the charges recorded for the consolidation and closure of the Colorado facility. See note (a) above. The charge of $0.5 incurred in 2000 was recorded in cost of goods sold.
  (6) Reflects non-cash expense allocations to Dynamic Details and DDi Capital by its parent, Intermediate, of $0.8 and $1.9 million in 1998 and 1999, respectively, and approximately $0.3 million of non-operating income adjustments recorded in 1998.

(f) For purposes of computing this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense and the estimated interest portion of rent expense.

(g) Historical earnings were deficient in covering fixed charges for Dynamic Details, DDi Capital and DDi Corp. by $20.5 million, $27.9 million and $27.9 million, respectively, in 1997, by $43.1 million, $50.9 million and $53.3 million, respectively, in 1998 and by $10.4 million, $19.3 million and

    $24.8 million, respectively, in 1999. On a pro forma basis, assuming the DDi Capital senior subordinated notes and senior discount notes were outstanding at the beginning of 1997 and after eliminating the non recurring stock compensation and related bonuses, the ratio of earnings to fixed charges would have been 3.2x for Dynamic Details and 2.4x for both DDi Capital and DDi Corp. in 1997. On a pro forma basis, assuming the merger with DCI was consummated at the beginning of 1998 and after eliminating the non-recurring $39 million write off of acquired in-process research and development related to the merger with DCI, the ratio of earnings to fixed charges would have been 0.8x for Dynamic Details and 0.6x for both DDi Capital and DDi Corp. in 1998. On a pro forma basis, after eliminating the non-recurring $7 million restructuring and related charges related to the closure of the Colorado facility, the ratio of earnings to fixed charges would have been 0.9x, 0.7x and 0.6x for Dynamic Details, DDi Capital and DDi Corp., respectively, in 1999.

(h) The decrease in net capital deficiency from December 31, 1999 to December 31, 2000 reflects net income earned by Dynamic Details, DDi Capital and DDi Corp. for the year ended December 31, 2000, as well as the initial and follow-on offerings of DDi Corp.'s common stock during 2000. The increase in the net capital deficiency from December 31, 1998 to December 31, 1999 reflects the net losses incurred by Dynamic Details, DDi Capital and DDi Corp. for the year ended December 31, 1999. The decrease in the net capital deficiency from December 31, 1997 to December 31, 1998 reflects capital contributions in connection with the DCI merger (see Note 14 to the Consolidated Financial Statements), partially offset by the net losses incurred by Dynamic Details, DDi Capital and DDi Corp. for the year ended December 31, 1998. The net capital deficiency as of December 31, 1997 reflects the Recapitalization that took place in October of 1997 and the net capital deficiency as of December 31, 1996 reflects the Initial Recapitalization that took place in January of 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  We provide technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other electronics manufacturing service providers. We target the fast-growing communications and networking equipment industries, which are characterized by aggressive new product development programs demanding the rapid application of advanced technology and design.

  Time-critical. We can deliver highly complex printed circuit boards to customers in as little as 24 hours. Approximately 50% of our net sales for the year ended December 31, 2000 were generated from services delivered in 10 days or less.

  Technologically advanced. Approximately 60% of our net sales during the same period involved the design or manufacture of printed circuit boards with at least eight layers, an industry-accepted measure of complexity. In addition, many lower layer-count boards are complex as a result of the incorporation of technologically advanced features.

  Growth rate. Our net sales have grown at a compound annual growth rate of 61% for Dynamic Details and DDi Capital and 65% for DDi Corp. from $67.5 million for the year ended December 31, 1996 to $448.4 million for Dynamic Details and DDi Capital and $497.7 million for DDi Corp. for the year ended December 31, 2000, inclusive of the growth attributable to the acquisition of Colorado Springs Circuits, Inc., or NTI, in 1997, the merger with
Dynamic Circuits, Inc., or DCI, in 1998 and the acquisitions of MCM Electronics (by DDi Corp.), Automata and Golden Manufacturing in 2000.

  Due to our use of debt to finance recapitalizations, acquisitions and the merger with DCI, our net interest expense has increased from 1995 to 1999. In 2000, our net interest expense decreased due to the repayment of a portion of indebtedness using the net proceeds of DDi Corp.'s initial public offering in April 2000 and follow-on public offering of common stock in October 2000. In 2000, DDi Corp.'s net income of $20.2 million reflected $41.2 million of net interest expense, DDi Capital's net income of $23.2 million reflected $36.3 million of net interest expense and Dynamic Details' net income of $30.2 million reflected $27.0 million of net interest expense. In 1999, DDi Corp.'s net loss of $17.4 million reflected $46.7 million of net interest expense, DDi Capital's net loss of $14.1 million reflected $41.5 million of net interest expense and Dynamic Details' net loss of $8.5 million reflected $32.5 million of net interest expense. Beginning in 1998, our results of operations have also been impacted by the amortization of intangibles resulting from the NTI acquisition and the DCI merger. Beginning in 2000, results of operations have also been impacted by the amortization of intangibles resulting from the acquisitions of MCM, Automata and Golden. Net income in 2000 for DDi Corp., DDi Capital and Dynamic Details reflected $22.8 million, $19.5 million and $19.5 million, respectively, of amortization of intangibles and net losses in 1999 reflected $22.3 million of amortization of intangibles and a $7.0 million charge related to the Colorado consolidation.

  Revenue recognition--We recognize revenue when there is persuasive evidence of an arrangement with the customer which states a fixed and determinable sales price and terms, delivery of the product has occurred in accordance with the terms of the sale and collectibility of the sale is reasonably assured. We provide a normal warranty on its products and accrues an estimated amount for this expense at the time of the sale.

  From time to time, we engage in discussions concerning prospective acquisitions.

Company History and Significant Transactions

  Our predecessor corporation was organized in 1978. In 1991, we installed new management, headed by Bruce D. McMaster, and began to focus primarily on time-critical electronics manufacturing services.

 Recapitalization

  In October 1997, we were recapitalized by investors led by Bain Capital, Celerity Partners and Chase Capital Partners, which collectively invested $62.4 million. After completing the recapitalization, investment funds associated with these entities owned stock representing approximately 72.5% of DDi Corp.'s fully-diluted equity; and management owned stock and options representing approximately 27.5% of DDi Corp.'s fully-diluted equity.

  In connection with the recapitalization, we incurred the following nonrecurring charges:

  .  fees and interest charges on bridge loans (aggregating $14.5 million);

  . $31.3 million for the accelerated vesting of variable employee stock options and related bonuses;

  . $2.7 million for the early extinguishment of long-term debt, before income taxes; and

  .  $1.2 million for the buyout of our former CEO's employment contract.

 Colorado Facility (formerly NTI)

  In December 1997, Dynamic Details acquired Colorado Springs Circuits, Inc., or NTI, for approximately $38.9 million. NTI manufactured printed circuit boards requiring lead times of twenty days or more for original equipment manufacturers. At that time, the acquisition provided us with additional capacity and access to new customers.

  We accounted for the NTI acquisition under the purchase method of accounting and recorded approximately $27 million in goodwill (which is being amortized over a period of twenty-five years).

  In December 1999, we implemented a plan to consolidate our Colorado operations into our Texas facility and to close our Colorado facility, which operated at a loss in 1999. We are currently serving a majority of the customers who were serviced by our Colorado facility out of our Texas facility. By combining the Texas and Colorado operations, we eliminated lower-margin product lines and decreased overhead costs, and we have gained efficiency through better capacity utilization and streamlined management. We completed the consolidation of our Colorado and Texas operations on March 31, 2000.

 DCI Merger

  On July 23, 1998, Dynamic Details merged with Dynamic Circuits, Inc., or DCI, for an aggregate consideration paid to DCI stockholders of approximately $250 million. A portion of the consideration was paid in cash, and the balance of the consideration (approximately $73 million) was paid through the issuance of DDi Corp. capital stock. Concurrent with this transaction, DDi Corp. contributed its investment in DCI through Intermediate and through DDi Capital to Dynamic Details.

  DCI provided design and manufacturing services relating to complex printed circuit boards, backpanel assemblies and electromechanical interconnect devices with operations in California, Texas, Georgia and Massachusetts. It was led by Charles D. Dimick, who became DDi Corp.'s Chairman following the merger. DCI experienced a growth in net sales of more than 67% during 1997, and its net sales for the six months ended June 30, 1998 were more than double its net sales for the six months ended June 30, 1997.

  We accounted for the DCI merger under the purchase method of accounting and Dynamic Details recorded approximately $120 million in goodwill (which is being amortized over 20 years), approximately $60 million of identifiable intangible assets (which are being amortized over their estimated useful lives of 10 years, using an accelerated method of amortization, reflecting the relative contribution of each developed technology in periods following the acquisition date), and approximately $21 million and $4 million, respectively, of intangible assets associated with DCI's customer relationships and tradenames and assembled workforce assets (which are being amortized on a straight-line basis over their estimated useful lives of 18 years and 4 years, respectively). Dynamic Details also identified $39 million of acquired in-process research and development investments, which was expensed in the fourth quarter ended December 31, 1998.

  Since the DCI merger, we have continued to invest in the development of the various in-process research and development technologies that existed at DCI at the time of the merger. We believe that our research and development efforts are reasonably consistent with DCI's plans at the time of the merger, inclusive of the expected post-merger total costs to complete the projects and related project development time frames, given the inherent uncertainties involved in estimating the technological hurdles of developing next-generation technologies. These investments have enabled us to market products incorporating some of the technologies included in DCI's plan. No significant adjustments have been made in the economic assumptions or expectations on which we based our merger decision.

 Initial Public Offering of DDi Corp.

  On April 14, 2000, DDi Corp. completed the initial public offering of its common stock. We used net proceeds of approximately $156.6 million to repay a portion of our debt and finance a portion of the MCM Electronics acquisition.

 MCM Electronics Acquisition

  On April 14, 2000, DDi Corp. acquired MCM Electronics Limited, headquartered in the United Kingdom, for total consideration of approximately $82 million in DDi Corp.'s common stock and cash, including repayment of some of MCM Electronics' debt and the assumption of the remainder of its debt. MCM Electronics, which has been combined with other European operations and renamed DDi Europe Limited, focuses on the technologically advanced, time-critical segment of the electronics manufacturing industry.

  Under purchase accounting, the total purchase price has been allocated to the underlying assets and liabilities assumed based upon their respective fair values at the date of acquisition. We have allocated to tangible assets (aggregating approximately $30 million), acquired and liabilities assumed (aggregating approximately $46 million), with the remaining consideration consisting primarily of goodwill and identifiable intangible assets.

  The identifiable intangibles consist of developed technologies, non-compete agreements, and assembled workforce. The fair value of the developed technology assets at the date of acquisition was $1 million and represents the aggregate fair value of individually identified technologies that were fully developed at the time of acquisition. Developed technology assets are being amortized over an estimated useful life of 5 years. The non-compete agreement and assembled workforce assets were assigned values as of the acquisition date of approximately $1 million and $2 million, respectively, and are being amortized over their estimated useful lives of 1 year and 5 years, respectively. Goodwill generated in the acquisition of MCM has an assigned value of approximately $65 million and is being amortized over its estimated useful life of 20 years.

 Automata Acquisition

  On August 4, 2000, Dynamic Details acquired substantially all the U.S. assets of Automata International, Inc., a Virginia-based complex printed circuit boards manufacturer, for approximately $19.5 million in cash, net of fees and expenses. For the twelve months ended July 1, 2000, these assets generated revenues of $55.6 million and an operating loss of $5.4 million. The acquisition provides additional capacity for high density, high layer count printed circuit boards and gives us a significant presence on the east coast. Since completing the acquisition, we have successfully increased average selling prices and has streamlined its operations to increase yields from approximately 50% to almost 90% per panel. In addition, we have shifted products from our other facilities to the 100,000 square foot Virginia facility to increase volume and free up capacity at our other facilities.

  Under purchase accounting, the total purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of the purchase price was allocated to goodwill and is being amortized over its estimated useful life of 20 years.

 Golden Acquisition

  On September 15, 2000, Dynamic Details acquired substantially all of the assets of Golden Manufacturing, Inc., a Texas-based manufacturer of engineered metal enclosures and value-added assembly services to communications and electronics original equipment manufacturers, for approximately $14.9 million in cash, net of fees and expenses. For the twelve months ended December 31, 1999, on an unaudited basis, these assets generated approximately $13.5 million in revenues and an operating profit of $0.4 million. The acquisition, which provides us with over 70,000 square feet of production capacity, complements our existing Texas facilities by providing metal enclosure assembly capabilities for our customers.

  Under purchase accounting, the total purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of the purchase price was allocated to goodwill and is being amortized over its estimated useful life of 20 years.

 October 2000 Follow-On Public Offering of DDi Corp.

  On October 16, 2000, DDi Corp. completed a public offering of 4,608,121 shares of its common stock. We used net proceeds of approximately $119.9 million to repay a portion of our debt and for general corporate purposes. We evaluate acquisition opportunities from time to time, and as of December 31, 2000, we had not yet used any of the net proceeds of the October 2000 offering for acquisitions. On March 5, 2001, we used a portion of the proceeds for the acquisition of Thomas Walter Limited (see Note 20 to the Consolidated Financial Statements).

 February 2001 Follow-On Public Offering of DDi Corp.

  On February 14, 2001, DDi Corp. and some of its shareholders completed a follow-on public offering of 6,000,000 shares of its common stock, with 3,000,000 shares issued by DDi Corp. and the remainder sold by selling shareholders. The shares were sold at $23.50 per share, generating proceeds to us of $67.0 million, net of underwriting discounts, commissions and expenses. Concurrently, DDi Corp. issued 5 1/4% Convertible Subordinated Notes due March 1, 2008 with an aggregate principal of $100.0 million. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $30.00 per share, subject to certain adjustments. These notes generated proceeds to us of $97.0 million, net of underwriting discounts, commissions and expenses. The net proceeds of both transactions have been used to repurchase all of the Dynamic Details Senior Subordinated Notes and will be used to repurchase a portion of the Capital Senior Discount Notes, to repay a portion of the Dynamic Details Senior Credit Facility or for general corporate purposes.

 Thomas Walter Acquisition

  On March 5, 2001, DDi Europe completed the acquisition of Thomas Walter Limited, a leading printed circuit board manufacturer based in Marlow, England for approximately $30 million. Thomas Walter is a well-established provider of complex, quick-turn rigid and rigid-flex printed circuit boards for the European electronics industry. We believe that Thomas Walter's core competencies in time-critical delivery and complex technology will complement our quick-turn manufacturing and assembly operations in the U.K. In particular, Thomas Walter's leading edge technological expertise supports our high-end microvia laser technology, which will enhance pre-production services in our European prototype division.

Results of Operations

  The following table sets forth income statement data expressed as a percentage of net sales for the periods indicated:

                                               Year Ended December 31,
                          ---------------------------------------------------------------------------
                          Dynamic    DDi     DDi    Dynamic    DDi     DDi    Dynamic    DDi     DDi
                          Details  Capital  Corp.   Details  Capital  Corp    Details  Capital  Corp.
                           1998     1998    1998     1999     1999    1999     2000     2000    2000
                          -------  -------  -----   -------  -------  -----   -------  -------  -----
Net sales...............   100.0%   100.0%  100.0%   100.0%   100.0%  100.0%   100.0%   100.0%  100.0%
Cost of goods sold......    68.2     68.2    68.4     68.8     68.8    69.2     61.3     61.3    61.5
                           -----    -----   -----    -----    -----   -----    -----    -----   -----
Gross profit............    31.8     31.8    31.6     31.2     31.2    30.8     38.7     38.7    38.5
Operating expenses:
 Sales and marketing....     7.3      7.3     7.3      8.1      8.1     8.1      8.6      8.6     8.0
 General and
  administration........     4.8      4.8     4.8      5.5      5.5     5.2      6.8      6.8     7.3
 Amortization of
  intangibles...........     6.3      6.3     6.2      7.6      7.6     7.6      4.3      4.3     4.6
 Restructuring and
  related charges.......     --       --      --       2.4      2.4     2.4      --       --      --
 Write-off of acquired
  in-process research
  and development.......    22.3     22.3    22.3      --       --      --       --       --      --
                           -----    -----   -----    -----    -----   -----    -----    -----   -----
Operating income
 (loss).................    (8.9)    (8.9)   (9.0)     7.6      7.6     7.5     19.0     19.0    18.6
Interest expense (net)..    15.7     20.2    21.4     11.1     14.2    16.0      6.0      8.1     8.3
                           -----    -----   -----    -----    -----   -----    -----    -----   -----
Income (loss) before
 income taxes and
 extraordinary loss.....   (24.6)   (29.1)  (30.4)    (3.5)    (6.6)   (8.5)    13.0     10.9    10.3
Income tax benefit
 (expense)..............    (0.3)     1.5     2.0      0.6      1.8     2.5     (6.1)    (5.2)   (5.0)
Extraordinary loss, net
 of income tax benefit..    (1.4)    (1.4)   (1.4)     --       --      --      (0.1)    (0.4)   (1.3)
                           -----    -----   -----    -----    -----   -----    -----    -----   -----
Net income (loss).......   (26.3)%  (29.0)% (29.8)%   (2.9)%   (4.8)%  (6.0)%    6.8 %    5.3 %   4.0 %
                           =====    =====   =====    =====    =====   =====    =====    =====   =====

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

 Net Sales

  Dynamic Details and DDi Capital net sales increased $155.9 million (53%) to $448.4 million in 2000, from $292.5 million in 1999. Such increase is attributable to: (i) the production of more complex and larger panels, which increased the average sales price per panel and (ii) the impact of the Automata and Golden acquisitions, which contributed $60.6 million to our net sales. DDi Corp. net sales increased $205.2 million (70%) to $497.7 million in 2000, from $292.5 million in 1999. Such increase reflects the higher level of sales achieved by Dynamic Details and the impact of the acquisition of MCM. In aggregate, the Automata, Golden and MCM acquisitions contributed $109.9 million to DDi Corp. net sales for 2000. Excluding the acquisitions, our net sales increased $95.3 million (33%).

 Gross Profit

  Dynamic Details and DDi Capital gross profit increased $82.6 million (91%) to $173.7 million in 2000, from $91.1 million in 1999. Such increase in gross profit resulted from the higher level of sales, an improvement in production yields in our pre-production operations, and the impact of the Automata and Golden acquisitions. DDi Corp. gross profit increased $101.4 million (113%) to $191.5 million in 2000, from $90.1 million in 1999. Such increase reflects the improvements in gross profit achieved by Dynamic Details and the impact of the acquisition of MCM.

 Sales and Marketing Expenses

  Dynamic Details and DDi Capital sales and marketing expenses increased $15.1 million (64%) to $38.7 million in 2000, from $23.6 million in 1999. Such increase is due to: (i) growth in our sales force to accommodate existing and anticipated near-term increases in customer demand and related variable expenses due to our increased sales volume and (ii) the impact of the Automata and Golden acquisitions. DDi Corp. sales and marketing expenses increased $16.1 million (68%) to $39.7 million in 2000, from $23.6 million in 1999. Such increase reflects the increase in sales and marketing expenses incurred by Dynamic Details and the impact of the acquisition of MCM.

 General and Administration Expenses

  Dynamic Details and DDi Capital general and administration expenses increased $14.3 million (89%) to $30.4 million in 2000, from $16.1 million in 1999. The increase in expenses is attributable to higher staffing costs and other back-office expenditures to support our growth (approximately $3.4 million), the impact of the Automata and Golden acquisitions (approximately $2.1 million), higher incentive compensation expense (approximately $3 million), and an increase in bad debt expense (approximately $7.9 million). The increase in credit related losses resulted from the current economic softening, particularly in the telecommunications sector. Such increases were partially offset by the elimination of management fees in connection with the termination of a management agreement at the time of the initial public offering by DDi Corp. (resulting in a reduction in expense of $1.1 million). DDi Corp. general and administration expenses increased $20.7 million (135%) to $36.1 million in 2000, from $15.4 million in 1999. Such increase reflects the increase in general and administration expenses incurred by Dynamic Details, the impact of the acquisition of MCM, and approximately $0.7 million in costs incurred in streamlining our UK operations.

 Amortization of Intangibles

  Dynamic Details and DDi Capital amortization of intangibles decreased $2.8 million (13%) to $19.5 million in 2000, from $22.3 million in 1999. The decrease is due to the use of accelerated amortization methods with regard to certain identifiable intangibles, partially offset by the additional amortization resulting from the Automata and Golden acquisitions (approximately $0.2 million). DDi Corp. amortization of intangibles increased $0.5 million (2%) to $22.8 million in 2000, from $22.3 million in 1999. Such decrease reflects the decrease in amortization of intangibles incurred by Dynamic Details, partially offset by amortization attributable to the acquisition of MCM.

 Restructuring and Related Charges

  Restructuring and related charges were $7.0 million in 1999, representing one-time costs incurred in connection with management's decision to close our Colorado facility. These charges consist of $4.5 million for severance and other exit costs and $2.5 million of costs related to the impairment of net property, plant and equipment. See Note 15 to our Consolidated Financial Statements for further information about these charges.

 Net Interest Expense

  Dynamic Details net interest expense decreased $5.5 million (17%) to $27 million in 2000, from $32.5 million in 1999. Such decrease is due to the redemption of Senior Term Facility principal resulting from the DDi Corp. equity offering in April 2000, partially offset by an increase in interest rates. DDi Capital net interest expense decreased $5.2 (13%) to $36.3 million in 2000, from $41.5 million in 1999. Such decrease reflects the decrease in net interest expense incurred by Dynamic Details, partially offset by the impact of discount accretion on the Capital Senior Discount Notes. DDi Corp. net interest expense decreased $5.5 million (12%) to $41.2 million in 2000, from $46.7 million in 1999. Such decrease reflects the decrease in net interest expense incurred by DDi Capital, the redemption of Intermediate Senior Discount Notes principal resulting from the DDi Corp. initial public offering in April 2000 and follow-on offering in October 2000 and the repurchase of

Capital Senior Discount Notes resulting from the DDi Corp. follow-on offering in October 2000. These decreases were largely offset by the impact of the acquisition of MCM. Interest on debt assumed in this acquisition was $2.0 million in 2000.

 Income Taxes

  Dynamic Details income taxes increased $29.1 million to a tax expense of $27.2 million in 2000, from a tax benefit of $1.9 million in 1999. DDi Capital income taxes increased $28.6 million to a tax expense of $23.4 million in 2000, from a tax benefit of $5.2 million in 1999. The increased provisions for both Dynamic Details and DDi Capital reflect a higher level of taxable income earned in the current period. DDi Corp. income taxes increased $32.4 million to a tax expense of $25.0 million in 2000, from a tax benefit of $7.4 million in 1999. Such increase reflects the increased DDi Capital provision and the impact of the acquisition of MCM, which generated $2.8 million in tax expense in 2000. See Note 12 to the Consolidated Financial Statements for a reconciliation of the tax expense or benefit recorded in each period to the corresponding amount of income tax determined by applying the U.S. Federal income tax rate to the earnings or loss before income taxes.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

 Net Sales

  Net sales increased $117.6 million (67%) to $292.5 million in 1999, from $174.9 million in 1998. Of this increase, $31.0 million resulted from internal sales growth. The balance resulted from the inclusion in 1999 of a full year of DCI sales. Sales growth accelerated in the second half of 1999 as production of more complex and larger panels increased average sales price per panel. On a pro forma basis giving effect to the DCI merger, net sales increased by over 25% for the six months ended December 31, 1999 as compared to the corresponding six months in 1998.

 Gross Profit

  Dynamic Details and DDi Capital gross profit increased $35.5 million (64%) to $91.1 million in 1999, from $55.6 million in 1998, and DDi Corp. gross profit increased $34.8 million (63%) to $90.1 million in 1999, from $55.3 million in 1998. The increase resulted from the merger with DCI, which contributed $32.8 million to the increase. Partially offsetting this increase was a $0.6 million gross loss in our Colorado facility in 1999 due to a decrease in panel production in that operation, compared to a $1.6 million gross profit in that facility in 1998. We announced our plan to close our Colorado facility in December 1999. See "--Company History and Significant Transactions--Colorado Facility (formerly NTI)." Dynamic Details experienced increased pricing pressure early in the first quarter of 1999, with increased competition following the slowdown in Asian markets in late 1998. Pricing stabilized late in the first quarter of 1999 and recovered strongly through the remainder of 1999.

 Sales and Marketing Expenses

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

 General and Administration Expenses

  Dynamic Details and DDi Capital general and administration expenses increased $7.5 million (89%) to $16.1 million in 1999, from $8.5 million in 1998, and DDi Corp. general and administration expenses increased $6.9 million (82%) to $15.3 million in 1999, from $8.4 million in 1998. The increase is due to the inclusion of

DCI's results for the full year ended December 31, 1999 (approximately $4.9 million), an increase in staffing and other back-office expenditures to support growth in the design operations and the company as a whole (approximately $2.4 million for Dynamic Details and DDi Capital and approximately $1.7 million for DDi Corp.) and an increase in fees under the management agreement with an affiliate of Bain Capital, Inc. (approximately $1.1 million). Partially offsetting these increases was a non-recurring charge of approximately $0.8 million recorded in 1998, representing severance-related costs for certain executives terminated as a result of the DCI merger.

 Amortization of Intangibles

  Amortization of intangibles increased $11.4 million (105%) to $22.3 million in 1999, from $10.9 million in 1998. The merger with DCI accounts for $11.2 million of this increase.

 Restructuring and Related Charges

  Restructuring and related charges were $7.0 million in 1999, representing one-time costs incurred in connection with our decision to close our Colorado facility. These charges consist of $4.5 million for severance and other exit costs and $2.5 million of costs related to the impairment of net property, plant and equipment. See Note 15 to the Consolidated Financial Statements for further information about these charges.

  Write-off of acquired in-process research and development totaled $39.0 million in 1998. This charge represents the appraised value of the in-process research and development component of the total purchase price paid in the DCI merger. See Note 14 to our Consolidated Financial Statements for further information about this charge. There was no comparable expense in 1999.

 Net Interest Expense

  Net interest expense increased $5.0 million (18%) to $32.5 million in 1999 for Dynamic Details, from $27.5 million in 1998. Net interest expense increased $6.2 million (18%) to $41.5 million in 1999 for DDi Capital, from $35.3 million in 1998. Net interest expense increased $9.3 million (25%) to $46.7 million in 1999 for DDi Corp., from $37.4 million in 1998. The increase in net interest expense is attributable to the increased level of borrowings in connection with the merger with DCI.

 Income Taxes

  The income tax benefit was $1.9 million in 1999 for Dynamic Details, as compared to income tax expense of $0.5 million in 1998. The income tax benefit was $5.2 million in 1999 for DDi Capital, as compared to a benefit of $2.7 million in 1998. The income tax benefit was $7.4 million in 1999 for DDi Corp., as compared to a benefit of $3.5 million in 1998. The difference between the effective tax rate and the statutory federal tax rate of 35% is attributable to the acquired in-process research and development charge recorded in 1998 and goodwill amortization in each period. As these expenses are non-deductible, no related income tax benefit is recorded. Due to the consolidation of our Colorado and Texas operations and the closure of our Colorado facility in December 1999, we believe that a portion of our Colorado net operating loss carryforwards may not be realized. Accordingly, a valuation allowance was established in 1999 for deferred income tax benefits related to these carryforwards. See Note 12 to the Consolidated Financial Statements for a reconciliation of the tax benefit recorded in each period to the corresponding amount of income tax determined by applying the U.S. Federal income tax rate to the loss before income taxes and for additional information relating to our Colorado net operating loss carryforwards.

Quarterly Financial Information

  The following tables present selected quarterly financial information for each of the twelve quarters ended December 31, 2000. This information is unaudited but, in our opinion, reflects all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this information, in accordance with generally accepted accounting principles. These quarterly results are not necessarily indicative of future results.

                                              Dynamic Details and DDi Capital, Three Months Ended
                 --------------------------------------------------------------------------------------------------------------
                 Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31,
                   1998     1998     1998      1998     1999     1999     1999      1999     2000     2000     2000      2000
                 -------- -------- --------- -------- -------- -------- --------- -------- -------- -------- --------- --------
                                                                 (in millions)
Net sales.......  $28.3    $26.3     $61.2    $59.1    $59.2    $71.7     $82.9    $78.7    $75.3    $86.9    $132.2    $154.0
Cost of goods
 sold...........   16.4     16.1      41.4     45.4     41.8     50.2      57.2     52.2     49.0     55.9      83.9      85.9
                  -----    -----     -----    -----    -----    -----     -----    -----    -----    -----    ------    ------
Gross profit....  $11.9    $10.2     $19.8    $13.7    $17.4    $21.5     $25.7    $26.5    $26.3    $31.0    $ 48.3    $ 68.1
                  =====    =====     =====    =====    =====    =====     =====    =====    =====    =====    ======    ======

                                                         DDi Corp., Three Months Ended
                 --------------------------------------------------------------------------------------------------------------
                 Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31,
                   1998     1998     1998      1998     1999     1999     1999      1999     2000     2000     2000      2000
                 -------- -------- --------- -------- -------- -------- --------- -------- -------- -------- --------- --------
                                                                 (in millions)
Net sales.......  $28.3    $26.3     $61.2    $59.1    $59.2    $71.7     $82.9    $78.7    $75.3    $101.5   $149.6    $171.3
Cost of goods
 sold...........   16.4     16.1      41.6     45.5     42.0     50.4      57.4     52.6     49.0      66.5     95.1      95.6
                  -----    -----     -----    -----    -----    -----     -----    -----    -----    ------   ------    ------
Gross profit....  $11.9    $10.2     $19.6    $13.6    $17.2    $21.3     $25.5    $26.1    $26.3    $ 35.0   $ 54.5    $ 75.7
                  =====    =====     =====    =====    =====    =====     =====    =====    =====    ======   ======    ======

  The quarterly financial information provided above does not present income
(loss) before extraordinary items, net income (loss) and related per share data. Such information is not presented because it does not allow for meaningful comparisons among quarters; the data fluctuates greatly from quarter to quarter due the reclassification of our Class A and Class L common stock in connection with our initial public offering and due to the changes in our net interest expense ( and related tax expense) as a result of the reduction in debt with the use of proceeds from our equity offerings. Further quarterly financial information not presented above is presented in our Form 10-Q's.

Liquidity and Capital Resources

  As of December 31, 2000, cash and cash equivalents were $66.9 million for DDi Corp., and $39.6 million for both DDi Capital and Dynamic Details, compared to $0.6 million for the Company as of December 31, 1999. Our principal source of liquidity to fund ongoing operations for the year ended December 31, 2000 was cash provided by operations.

  Net cash provided by operating activities for the year ended December 31, 2000 was $64.8 million for DDi Corp., $61.1 million for DDi Capital and $62.1 million for Dynamic Details, compared to $24.8 million for the Company for the year ended December 31, 1999.

  Capital expenditures for the year ended December 31, 2000 were $27.2 million for DDi Corp., and $24.0 million for DDi Capital and Dynamic Details, compared to $18.2 million for the Company for the year ended December 31, 1999.

  As of December 31, 2000, DDi Corp., DDi Capital and Dynamic Details had long-term borrowings of $316.3 million, $291.8 million and $241.5 million, respectively. Dynamic Details has $45.0 million available for borrowing under its revolving credit facility for revolving credit loans, letters of credit and swing line loans, less amounts that may be in use from time-to-time. At December 31, 2000, Dynamic Details had no borrowings outstanding under this revolving credit facility and had $0.7 million reserved against the facility for a letter of credit. In addition, at December 31, 2000, Dynamic Details had available a $30.0 million uncommitted incremental borrowing facility (see Note 6 to the Consolidated Financial Statements).

  On April 14, 2000, DDi Corp. consummated an initial public offering of its common stock (see Note 18 to the Consolidated Financial Statements). The net proceeds were used to reduce the indebtedness of the Dynamic Details Senior Term Facility by $100.0 million, redeem $17.5 million of the Intermediate Senior Discount Notes, pay associated redemption premiums of $2.8 million and accrued and unpaid interest thereon of $3.7 million, and to finance a portion of the acquisition of MCM (see Note 14 to the Consolidated Financial Statements) and pay offering expenses.

  On October 16, 2000, DDi Corp. completed a follow-on public offering of its common stock (see Note 18 to the Consolidated Financial Statements). The net proceeds were used to redeem the remaining $17.5 million of the Intermediate Senior Discount Notes, pay associated redemption premiums of $3.8 million and accrued and unpaid interest thereon of $5.2 million, and repurchase a portion of the Capital Senior Discount Notes, with an accreted balance of $36.5 million, for $37.6 million. The remaining net proceeds of approximately $56.0 million will be used for general corporate purposes, including potential future acquisitions. DDi Corp. contributed approximately $35.0 million of the $56.0 million to Dynamic Details.

  On February 14, 2001, DDi Corp. and some of its shareholders completed a follow-on public offering of 6,000,000 shares of its common stock, with 3,000,000 shares issued by the DDi Corp. and the remainder sold by selling shareholders. The shares were sold at $23.50 per share, generating proceeds to us of $67.0 million, net of underwriting discounts, commissions and expenses. Concurrently, DDi Corp. issued 5 1/4% Convertible Subordinated Notes due March 1, 2008 with an aggregate principal of $100.0 million. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $30.00 per share, subject to certain adjustments. These notes generated proceeds to the Company of $97.0 million, net of underwriting discounts, commissions and expenses. The net proceeds of both transactions have been used to repurchase all of the Dynamic Details Senior Subordinated Notes and will be used to repurchase a portion of the Capital Senior Discount Notes, to repay a portion of the Dynamic Details Senior Credit Facility or for general corporate purposes. (See Note 20 to the Consolidated Financial Statements).

  Based on our current level of operations, we believe that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet our debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. We remain leveraged, and our future operating performance and our ability to service or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

Description of Indebtedness

 Dynamic Details Senior Credit Facility

  Dynamic Details has entered into a credit agreement, for which The Chase Manhattan Bank is the collateral, co-syndication and administrative agent and for which Bankers Trust Company is the documentation and co-syndication agent. The lenders are a syndicate comprised of various banks, financial institutions or other entities which hold transferable interests in the senior credit facility. The senior credit facility, as of December 31, 2000 consists of:

  .  Tranche A term facility of up to approximately $58.8 million;

  .  Tranche B term facility of up to $88.9 million; and

  . a revolving line of credit of up to $45.0 million, including revolving credit loans, letters of credit and swing line loans.

  .  a $30.0 million uncommitted incremental borrowing facility.

  The Dynamic Details senior credit facility is jointly and severally guaranteed by DDi Capital and its subsidiaries and secured by the assets of all of our domestic subsidiaries, and future domestic subsidiaries of

Dynamic Details will guarantee the senior credit facility and secure that guarantee with their assets. The senior credit facility requires Dynamic Details to meet financial ratios and benchmarks and to comply with other restrictive covenants.

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

  Borrowings under the Dynamic Details senior credit facility bear interest at varying rates based, at our option, on either LIBOR plus 225 basis points or the bank rate plus 125 basis points (in the case of Tranche A) and LIBOR plus 300 basis points or the bank rate plus 150 basis points (in the case of Tranche B). The overall effective interest rate at December 31, 2000 was 9.3%. Dynamic Details is required to pay to the lenders under the senior credit facility a commitment fee on the average unused portion of the revolving credit facility and a letter of credit fee on each letter of credit outstanding. Dynamic Details may apply proceeds of sales of debt, equity or material assets to prepayment on its senior credit facility, subject to some exceptions, and must also, in some circumstances, pay excess cash flow to the lenders under its senior credit facility.

  In February 2001, concurrent with the closing of the public offering of its common stock, the Company entered into an amendment to the Dynamic Details senior credit facility with Bankers Trust Company and Chase Manhattan Bank, as agents. The amendment permits the Company to use the proceeds of DDi Corp.'s February 2001 public offering as the Company described in its prospectus for the offering. The amendment also eased certain restrictions to facilitate the Company's growth, increased to the $45.0 million Revolving Credit Facility to $75.0 million and increased the $30.0 million Uncommitted Incremental Borrowing Facility to $50.0 million.

 Dynamic Details Senior Subordinated Notes

  The Dynamic Details senior subordinated notes were issued in an aggregate principal amount of $100,000,000 and will mature on November 15, 2005. The senior subordinated notes were issued under an indenture dated as of November 18, 1997 between Dynamic Details, as issuer, and State Street Bank and Trust Company, as trustee, and are senior subordinated unsecured obligations of Dynamic Details. Cash interest on the senior subordinated notes accrues at the rate of 10% per annum and is payable semi-annually in arrears on each May 15 and November 15 of each year.

  On or after November 15, 2001, the senior subordinated notes may be redeemed at the option of Dynamic Details, in whole at any time or in part from time to time, at a redemption price that is greater than the accreted value of the notes, plus accrued and unpaid interest, if any, to the redemption date.

  On March 9, 2001, we completed a tender offer to repurchase the aggregate principal amount of these notes of $100.0 million for $107.5 million, using a portion of the proceeds from DDi Corp.'s February 14, 2001 follow-on public offering and issuance of convertible subordinated notes (see Note 20 to the Consolidated Financial Statements).

 DDi Capital Senior Discount Notes

  The DDi Capital senior discount notes were issued in an aggregate principal amount at maturity of $110,000,000 and will mature on November 15, 2007. The senior discount notes were issued under an indenture dated as of November 18, 1997 between DDi Corp., as issuer, and State Street Bank and Trust Company, as trustee, as supplemented by the supplemental indenture dated as of February 10, 1998 between DDi Capital and the trustee. The senior discount notes are senior unsecured obligations of DDi Capital. The senior discount notes were issued at a discount to their aggregate principal amount at maturity and will accrete in value until November 15, 2002 at a rate per annum equal to 12.5%, compounded semi-annually. Cash interest on the senior discount notes will not accrue prior to November 15, 2002. Thereafter, interest will accrue at the rate of 12.5% per annum, payable semi-annually in arrears on each May 15 and November 15 of each year commencing May 15, 2003 to the holders of record on the immediately preceding May 1 and November 1, respectively.

  On or after November 15, 2002, the senior discount notes may be redeemed at the option of DDi Capital, in whole at any time or in part from time to time, at a redemption price that is greater than the accreted value of the notes, plus accrued and unpaid interest, if any, to the redemption date. We used some of the proceeds from DDi Corp.'s October 2000 follow-on public offering to repurchase a portion of the DDi Capital senior discount notes with an aggregate principal amount at maturity of $47.0 million.

 DDi Europe Facilities Agreement

  In connection with DDi Corp.'s acquisition of MCM Electronics, DDi Corp. assumed MCM Electronics' debt obligations under a facilities agreement dated May 27, 1999 between MCM Electronics and the Governor of the Bank of Scotland, as arranger, agent, security trustee, term loan bank and working capital bank. MCM Electronics has been combined with our other European operations to form DDi Europe Limited. This facility consists of:

  . Tranche A term loan facility of up to an aggregate principal amount of (Pounds)17.25 million;

  . Tranche B term loan facility of up to an aggregate principal amount of (Pounds)2.5 million;

  . Tranche C term loan facility of up to an aggregate principal amount of (Pounds)3.0 million; and

  . working capital facilities of an aggregate maximum principal amount of (Pounds)4.0 million.

  The term loan facilities require DDi Europe to meet financial ratios and to comply with other restrictive covenants. All the assets of DDi Europe are pledged as collateral under the DDi Europe facilities agreement.

  As of December 31, 2000, an aggregate of (Pounds)18.3 million, or $27.2 million, was outstanding under the facilities.

  The Tranche A term loan facility is repayable in increasing quarterly installments beginning in June 2000 with the final payment payable in September 2006. The Tranche B term loan facility is repayable in full in June 2007. The Tranche C term loan facility is repayable in annual installments between March 2001 and March 2006. The working capital facility is available until July 2002.

  Borrowings under the facilities bear interest at varying rates, comprising LIBOR at the dates of commencement of the relevant quarterly interest period plus a margin of 200 basis points in the case of Tranche A, 350 basis points in the case of Tranche B, 200 basis points in the case of Tranche C and 200 basis points in the case of the working capital facility. The agreement requires DDi Europe to make interest hedging arrangements and consequently DDi Europe has entered into an interest rate swap agreement covering approximately 93% of its borrowings under these facilities.

  DDi Europe is required to pay non-utilization fees on the average unused portion of each of the facilities.

                          FORWARD-LOOKING STATEMENTS

  A number of the matters and subject areas discussed in this Form 10-K are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from our actual future experience involving any one or more of such matters and subject areas. We wish to caution readers that all statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial position and business strategy, may constitute forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) inability to consummate acquisitions on attractive terms; (4) loss or retirement of key members of management;
(5) increases in our cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; and (8) ability to sustain historical margins as the industry develops. We have attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, our business and results of operations are subject to the rules and uncertainties described under the heading "Factors That May Affect Future Results" contained herein, however, the operations and results of our business also may be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in our reports filed with the Securities and Exchange Commission.

                  FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

Substantial Indebtedness

  We have a substantial amount of indebtedness. As of December 31, 2000, our total debt was approximately $333.2 million for DDi Corp., $305.5 million for DDi Capital and $255.1 million for Dynamic Details. As of December 31, 2000, we had $44.3 million available under the senior credit facility for future borrowings for general corporate purposes and working capital needs. In addition, subject to the restrictions in the DDi Capital senior discount notes, Dynamic Details senior subordinated notes and Dynamic Details senior credit facility, we may incur additional indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes.

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

  . our flexibility in planning for, or reacting to, changes in its business and industry will be limited;

  . we are sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates; and

  . our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

  Our ability to pay principal and interest on our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control, as well as the availability of revolving credit borrowings under our senior credit facility or successor facilities. We anticipate that our operating cash flow, together with borrowings under our senior credit facility and the proceeds of DDi Corp.'s public offerings, will be sufficient to meet our operating expenses and to service our debt requirements as they become due. If we are unable to service our indebtedness, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness (which could include the DDi Capital senior discount notes), or seeking additional equity capital. There is no assurance that we can effect any of these remedies on satisfactory terms, or at all.

Restrictions Imposed by Terms of Indebtedness

  The terms of our indebtedness restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. DDi Europe, DDi Capital and Dynamic Details are also required to maintain specified financial ratios and satisfy certain financial condition tests. Their ability to meet those financial ratios and tests can be affected by events beyond their control, and there can be no assurance that they will meet those tests. A breach of any of these covenants could result in a default under some or all of our indebtedness agreements. Upon the occurrence of an event of default, lenders under such indebtedness could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable. If we were unable to repay such amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all the assets of Dynamic Details and its subsidiaries are pledged as security under the Dynamic Details senior credit facility. All the assets of DDi Europe are pledged as security under the DDi Europe facilities agreement.

Technological Change and Process Development

  The market for our products and services is characterized by rapidly changing technology and continuing process development. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market products and services that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. Research and development expenses are expected to increase as manufacturers make demands for products and services requiring more advanced technology on a quicker turnaround basis. We are more leveraged than some of our principal competitors, and therefore may not be able to respond to technological changes as quickly as these competitors.

  In addition, the electronics manufacturing services industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. We cannot assure you that we will effectively respond to the technological requirements of the changing market. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require us to make significant capital investments. We cannot assure you that we will be able to obtain capital for these purposes in the future or that any investments in new technologies will result in commercially viable technological processes.

Dependence on a Core Group of Significant Customers

  Although we have a large number of customers, net sales to our largest customer accounted for approximately 10% of our net sales in 2000. Net sales to our ten largest customers accounted for approximately 42% of our net sales during the same period. We may depend upon a core group of customers for a material percentage of our net sales in the future. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact our revenues. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the services provided, our results of operations would be adversely affected.

Dependence on Acquisition Strategy

  As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions of other companies, assets or product lines that complement or expand our existing business. Competition for attractive companies in our industry is substantial. We cannot assure you that we will be able to identify suitable acquisition candidates or to finance and complete transactions that we select. In addition, existing credit facilities restrict our ability to acquire the assets or business of other companies. The attention of our management may be diverted, and operations may be otherwise disrupted. If we fail to effectively execute this acquisition strategy, the growth of our revenues may suffer and the price of DDi Corp.'s common stock may decline.

Ability to Integrate Acquired Businesses and Manage Expansion

  Since December 1997, we have completed a merger and acquired four companies. We have a limited history of owning and operating our businesses on a consolidated basis. We cannot assure that we will be able to meet performance expectations without disrupting the quality and reliability of service to customers or diverting management resources. Our expected growth has placed and may continue to place a significant strain on our management, financial resources and information, operating and financial systems. If we are unable to manage this growth effectively, its rate of growth and revenues may be adversely affected.

Costs of International Expansion

  We have expanded into new foreign markets and intend to continue our international expansion. We completed our acquisition of MCM, a United Kingdom Company, on April 14, 2000. Entry into foreign markets may require considerable management time as well as, in the case of new operations, start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, operations in new foreign markets may achieve low margins or may be unprofitable. We will be unable to utilize net operating losses incurred by foreign operations to reduce our U.S. income taxes. Therefore, as we continue to expand internationally, we may not generate the revenues we expect, and our operating margins may be negatively impacted and DDi Corp.'s common stock price may decline.

Variability of Orders

  Our operating results have fluctuated in the past because we sell on a purchase-order basis rather than pursuant to long-term contracts. We are therefore sensitive to variability in demand by our customers. Because we time our expenditures in anticipation of future sales, our operating results may be less than we estimate if the timing and volume of customer orders do not match our expectations. Furthermore, we may not be able to capture all potential revenue in a given period if our customers' demand for quick-turnaround services exceeds our capacity during that period. Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. Because a significant portion of our operating expenses are fixed, even a small revenue shortfall can have a disproportionate effect on our operating results. It is possible that, in future periods, our results may be below the expectations of public market analysts and investors. This could cause the market price of the DDi Corp.'s common stock to decline.

  A substantial portion of our net sales are derived from quick-turn services for which we provide both the materials and the manufacturing services. As a result, we often bear the risk of fluctuations in the cost of materials, and the risk of generating scrap and excess inventory, which can affect gross profit margins. We forecast future inventory needs based upon the anticipated demands of our customers. Inaccuracies in making these forecasts or estimates could result in a shortage or an excess of materials, either of which could negatively affect production schedules and margins.

Intellectual Property

  Our success depends in part on proprietary technology and manufacturing techniques. We have no patents for these proprietary techniques and rely primarily on trade secret protection. Litigation may be necessary to protect our technology and determine the validity and scope of the proprietary rights of competitors. Intellectual property litigation could result in substantial costs and diversion of our management and other resources. If any infringement claim is asserted against us, we may seek to obtain a license of the other party's intellectual property rights. We cannot assure you that a license would be available on reasonable terms or at all.

Environmental Matters

  Our operations are regulated under a number of federal, state and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because we use in our manufacturing process materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. In addition, because we are a generator of hazardous wastes, we may be subject to potential financial liability for costs associated with an investigation and any remediation of sites at which we have arranged for the disposal of hazardous wastes if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, solder stripping solutions and hydrochloric acid solution containing palladium; waste water which contains heavy metals, acids, cleaners and conditioners; and filter cake from equipment used for on-site waste treatment. Violations of environmental laws could subject us to revocation of its effluent discharge permits. Any such revocations could require us to cease or limit production at one or more of its facilities, thereby negatively impacting revenues and potentially causing the market price of DDi Corp.'s common stock to decline.

Competition

  The printed circuit board industry is highly fragmented and characterized by intense competition. We principally competes with independent and captive manufacturers of complex quick-turn and longer-lead printed circuit boards. Our principal competitors include other independent small private companies and integrated subsidiaries of more broadly based volume producers, that also manufacture multilayer printed circuit boards and other electronic assemblies. Some of our principal competitors are less highly-leveraged than us and may have greater financial and operating flexibility. Moreover, we may face additional competitive pressures as a result of changes in technology.

  Competition in the complex quick-turn and longer-lead printed circuit board industry has increased due to the consolidation trend in the industry, which results in potentially better capitalized and more effective competitors. Our basic technology is generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, financial condition and results of operations.

Dependence on Key Management

  We depend on the services of our senior executives, including Charles D. Dimick, Chairman, and Bruce D. McMaster, President and Chief Executive Officer. We cannot assure that we will be able to retain these and other executive officers and key personnel or attract additional qualified management in the future. Mr. McMaster is not a party to an employment agreement with us, and Mr. Dimick's employment agreement expires in July 2001. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly engineering and sales personnel, due to our focus on the technologically advanced and time-critical segment of the electronics manufacturing services industry. In addition, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

Controlling Stockholders

  Investment funds affiliated with Bain Capital, Inc. beneficially own approximately 14% of the outstanding common stock of DDi Corp. In addition, of the eight directors who serve on our board, three are current representatives of Bain Capital, Inc. and two are former representatives of Bain Capital, Inc. By virtue of such stock ownership and board representation, these entities will continue to have a significant influence over all matters submitted to our stockholders, including the election of our directors, and to exercise significant control over our business, policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

  The DDi Europe facilities agreement and the Dynamic Details senior credit facility bear interest at a floating rate; the Dynamic Details senior subordinated notes and DDi Capital senior discount notes bear interest at fixed rates. We reduce our exposure to interest rate risks through swap agreements.

  The revolving credit facility bears interest at (i) 2.25% per annum plus the applicable LIBOR or (ii) 1.25% per annum plus the federal reserve reported overnight funds rate plus 0.5% per annum. As of December 31, 2000, we had no amount outstanding under our revolving credit facility. Based upon our anticipated utilization of our revolving credit facility through the year ending December 31, 2001, a 10% change in interest rates is not expected to materially affect our interest expense on this facility during such period.

  Under the terms of our current swap agreements, Dynamic Details pays a maximum annual rate of interest applied to a notional amount equal to the principal balance of the term facility portion of the Dynamic Details senior credit facility for the period June 30, 1999 through December 31, 2001. During this period, the maximum annual rate is 5.65% for a given month through December 31, 2000 and 5.75% effective January 1, 2001, unless one-month LIBOR for that month equals or exceeds 7.00%, in which case we pay 7.00% for that month. From January 1, 2002 through the scheduled maturity of the senior term facility in 2005, we pay a fixed annual rate of 6.58% applied to a notional amount equal to 50% of the principal balance of the senior term facility during that period. The term loan facility portion of the Dynamic Details senior credit facility bears interest based on one-month LIBOR. As of December 31, 2000, one-month LIBOR was 6.64%. If one-month LIBOR increased by 10% to 7.30%, interest expense related to the term loan facility portion would increase by approximately $1 million over the twelve months ending December 31, 2001. Since the increased rate would exceed 7.00%, that increase in interest expense would be offset by approximately $0.4 million in payments we would be entitled to receive under the Dynamic Details swap agreement.

  Under the terms of the current swap agreement, DDi Europe pays a maximum annual rate of interest equal to 6.92% applied to fixed amounts of debt per the agreement, through September 2002. As of December 31, 2000, the swap covers approximately 93% of the outstanding debt under the facilities agreement. If DDi Europe were to borrow the full amount available on their facilities agreement, the fixed amounts of debt per the swap agreement would still cover approximately 62% of the outstanding debt. The DDi Europe facilities agreement bears interest based on three-month LIBOR. As of December 31, 2000, three-month LIBOR was 6.40%. If three-month LIBOR increased by 10% to 7.04%, interest expense would increase by approximately $174,000. That increase in interest expense, however, would be offset by approximately $34,000 in payments we would be entitled to receive under the DDi Europe swap agreement.

  In October 2000, in connection with DDi Corp.'s follow-on public offering, we elected to terminate and concurrently replace an existing interest rate agreement. The replacement of the swap agreement does not affect interest rate risk (see Note 8 to the Consolidated Financial Statements).

  A change in interest rates would not have an effect on our interest expense on the Dynamic Details senior subordinated notes or the DDi Capital senior discount notes because each of these instruments bears a fixed rate of interest.

Foreign Currency Exchange Risk

  With DDi Corp.'s acquisition of MCM (see Note 14 to the Consolidated Financial Statements), we now have operations in the United Kingdom. The sales and expenses and financial results of those operations are denominated in British pounds. We have foreign currency translation risk equal to our net investment in those operations. However, since nearly all of our sales are denominated in each operation's local currency, we have relatively little exposure to foreign currency transaction risk with respect to sales made. Therefore, the effect of an immediate 10% change in exchange rates would not have a significant impact on our operating results over the 12 month period ending December 31, 2001. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

Recently Issued Accounting Standards

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No 137, issued by the FASB in July 1999, establishes a new effective date for SFAS No. 133. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and is therefore effective for us beginning with our fiscal quarter ending March 31, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." SFAS No. 138 addresses a limited number of issues causing implentation difficulties for SFAS No. 133. SFAS No. 138 is required to be adopted concurrently with SFAS No. 133 and is therefore effective for us beginning with our fiscal quarter ending March 31, 2001. Based upon the nature of the financial instruments and hedging activities in effect as of December 31, 2000, this pronouncement would require us to reflect the fair value of our derivative instruments (see Note 8 to the Consolidated Financial Statements) on the consolidated balance sheet. The initial difference between book value and fair value in these instruments at the date of adoption (January 1, 2001) will be reported as a cumulative-effect-type adjustment to accumulated other comprehensive income. Thereafter, changes in fair value of these instruments will be reflected as a component of comprehensive income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statement information required by this Item 8 is set forth on pages F-1 to F-45 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8. The Quarterly Financial Information required by this Item 8 is set forth in Item 7 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) DDi Corp.

  The information set forth under the captions "ELECTION OF DIRECTORS" and "TRANSACTIONS WITH MANAGEMENT AND OTHERS--Section 16(a) Beneficial Ownership Reporting Compliance" in DDi Corp.'s definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Stockholders scheduled to be held in June 2001, is incorporated herein by reference. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Fiscal 2000. Information regarding DDi Corp.'s executive officers is included in Part I of this report under the caption "Executive Officers of DDi Corp."

  (b) Dynamic Details and DDi Capital.

  The information called for by this Item 10 with respect to each of Dynamic Details and DDi Capital is omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  (a) DDi Corp.

  Except as specifically provided, the information set forth under the captions "COMPENSATION OF EXECUTIVE OFFICERS" and "INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD--Compensation of Directors" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 2000. The Performance Graph set forth under the caption "COMPENSATION OF EXECUTIVE OFFICERS" in the Proxy Statement shall not be deemed incorporated by reference herein and shall not otherwise be deemed "filed" as part of this Annual Report on Form 10-K.

  (b) Dynamic Details and DDi Capital.

  The information called for by this Item 11 with respect to each of Dynamic Details and DDi Capital is omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a) DDi Corp.

  The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 2000.

  (b) Dynamic Details and DDi Corp.

  The information called for by this Item 12 with respect to each of Dynamic Details and DDi Corp. is omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  (a) DDi Corp.

  The information set forth under the caption "TRANSACTIONS WITH MANAGEMENT AND OTHERS" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 2000.

  (b) Dynamic Details and DDi Corp.

  The information called for by this Item 13 with respect to each of Dynamic Details and DDi Corp. is omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................  F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999.............  F-2
Consolidated Statements of Operations for the Years Ended December 31,
 2000, 1999 and 1998.....................................................  F-3
Consolidated Statements of Comprehensive Income (Loss) for the Years
 Ended December 31, 2000, 1999 and 1998..................................  F-6
Consolidated Statements of Stockholders' Equity (Deficit) for the Years
 Ended December 31, 2000, 1999 and 1998..................................  F-7
Consolidated Statements of Cash Flows for the Years Ended December 31,
 2000, 1999 and 1998..................................................... F-10
Notes to Consolidated Financial Statements............................... F-13

  (a)(2) Financial Statement Schedules.

  Schedule II--Valuation and Qualifying Accounts

  All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

  (a)(3) Exhibits.

  The exhibits listed below are hereby filed with the Commission as part of this Annual Report on Form 10-K. Certain of the following exhibits have been previously filed with the Commission pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expense in furnishing such exhibit.

 Exhibit Description
 ------- -----------
 3.1     Certificate of Incorporation of DDi Merger Co.

 3.2     Amended and Restated By-laws of DDi Corp.

 3.3 Certificate of Merger of DDi Corp., a California corporation, with and into DDi Merger Co., a Delaware corporation.

 3.4 DDi Capital Corp. Articles of Incorporation, as amended. (Previously filed with the Commission on November 26, 1997 as Exhibit 3.1 to DDi
         Capital's Registration Statement on Form S-4, Registration No. 333-
         41187.)

 3.5     Amendment to the Articles of Incorporation of DDi Capital Corp. dated
         December 15, 1998. (Previously filed with the Commission on March 31,
         1999 as Exhibit 3.1.1 to DDi Capital's and Dynamic Details' combined
         Annual Report on Form 10-K.)

 3.6     DDi Capital Corp. By-laws. (Previously filed with the Commission on
         November 26, 1997 as Exhibit 3.2 to DDi Capital's Registration
         Statement on Form S-4, Registration No. 333-41187.)

 3.7     Dynamic Details, Incorporated Articles of Incorporation, as amended.
         (Previously filed with the Commission on November 26, 1997 as Exhibit
         3.1 to Dynamic Details' Registration Statement on Form S-4,
         Registration No. 333-41211.)

 Exhibit Description
 ------- -----------

 3.8     Amendment to the Articles of Incorporation of Dynamic Details,
         Incorporated dated December 15, 1998. (Previously filed with the
         Commission on March 31, 1999 as Exhibit 3.3.1 to DDi Capital's and
         Dynamic Details' combined Annual Report on Form 10-K.)

 3.9     Dynamic Details, Incorporated By-laws. (Previously filed with the
         Commission on November 26, 1997 as Exhibit 3.2 to Dynamic Details'
         Registration Statement on Form S-4, Registration No. 333-41211.)

 4.1     Stockholders Agreement dated as of March 31, 2000.

 4.2 Amendment, dated as of October 2, 2000, to the Stockholders Agreement dated as of March 31, 2000.

 4.3 Amendment, dated as of January 29, 2001, to the Stockholders Agreement dated as of March 31, 2000.

 4.4 Form of certificate representing shares of Common Stock. (Previously filed with the Commission on April 6, 2000 as Exhibit 4.2 to Amendment
         No. 3 to DDi Corp.'s Registration Statement on Form S-1, Registration
         No. 333-95623.)

 4.5     Subordinated Indenture dated February 20, 2001 between DDi Corp. and
         State Street Bank and Trust Company Relating to Subordinated Debt
         Securities.

 4.6     Supplemental Indenture dated February 20, 2001 between DDi Corp. and
         State Street Bank and Trust Company Relating to 5 1/4% Convertible
         Subordinated Notes due 2008.

 4.7     Indenture dated as of November 18, 1997 between Details Holdings Corp.
         and State Street Bank and Trust Company Relating to 12 1/2% Senior
         Discount Notes due 2007. (Previously filed with the Commission on November 26, 1997 as Exhibit 4.1 to DDi Capital's Registration
         Statement on Form S-4, Registration No. 333-41187.)

 4.8     Exchange and Registration Rights Agreement dated as of November 18,
         1997, regarding Details Holdings Corp. 12 1/2% Senior Discount Notes due 2007. (Previously filed with the Commission on November 26, 1997 as Exhibit 4.3 to DDi Capital's Registration Statement on Form S-4,
         Registration No. 333-41187.

 4.9     First Supplemental Indenture dated February 10, 1998 between Details
         Holdings Corp. and State Street Bank and Trust Company.

 4.10    Indenture dated as of November 18, 1997 between Details, Inc. and
         State Street Bank and Trust Company Relating to 10% Senior
         Subordinated Notes due 2005. (Previously filed with the Commission on November 26, 1997 as Exhibit 4.1 to Dynamic Details' Registration
         Statement on Form S-4, Registration No. 333-41211.)

 4.11    Exchange and Registration Rights Agreement dated as of November 18,
         1997, regarding Details. Inc. 10% Senior Subordinated Notes due 2005.
         (Previously filed with the Commission on November 26, 1997 as Exhibit
         4.2 to Dynamic Details' Registration Statement on Form S-4,
         Registration No. 333-41211.)

 4.12    First Supplemental Indenture dated as of July 23, 1998 , between
         Details, Inc., Dynamic Circuits Inc., Colorado Springs Circuits, Inc.,
         Cuplex, Inc. and State Street Bank and Trust Company. (Previously filed with the Commission on March 2, 2000 as Exhibit 10.35 to Amendment No. 1 to DDi Corp.'s Registration Statement on Form S-1,
         Registration No. 333-95623.)

 4.13    Second Supplemental Indenture dated as of January 31, 2001 between
         Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia,
         DDi Sales Corp., Dynamic Details Texas, L.P., Dynamic Details, L.P., the 1998 Guarantors, and State Street Bank and Trust Company relating to Dynamic Detail's 10% Senior Subordinated Notes due 2005.

 4.14    Third Supplemental Indenture dated as of February 23, 2001 between
         Dyamic Details, Incorporated, Dynamic Details Incorporated, Virginia,
         DDi Sales Corp., Dynamic Details Texas, L.P., Dynamic Details, L.P., the 1998 Guarantors, and State Street Bank and Trust Company (Relating to Dynamic Details 10% Senior Subordinated Notes due 2005.)

 Exhibit Description
 ------- -----------

Material Contracts Relating to Management Compensation Plans or Arrangements

 10.1    Employment Agreement dated July 23, 1998 between Details Holdings
         Corp. and Charles D. Dimick.

 10.2 Details Holdings Corp.-Dynamic Circuits 1996 Stock Option Plan dated as of July 23, 1998. (Previously filed with the Commission on March
         31, 1999 as Exhibit 10.6 to DDi Capital's and Dynamic Details' combined Annual Report on Form 10-K.)

 10.3 Details Holdings Corp.-Dynamic Circuits 1997 Stock Option Plan dated as of July 23, 1998. (Previously filed with the Commission on March
         31, 1999 as Exhibit 10.7 to DDi Capital's and Dynamic Details' combined Annual Report on Form 10-K.)

 10.4    Details Holdings Corp. Bonus Plan dated as of July 23, 1998.
         (Previously filed with the Commission on March 31, 1999 as Exhibit
         10.8 to DDi Capital's and Dynamic Details' combined Annual Report on
         Form 10-K.)

 10.5    DDi Corp. 2000 Equity Incentive Plan. (Previously filed with the
         Commission on March 22, 2000 as Exhibit 10.8 to Amendment No. 2 to DDi
         Corp.'s Registration Statement on Form S-1, Registration No. 333-
         95623.)

 10.6 The 1997 Details, Inc. Equity Incentive Plan. (Previously filed with the Commission on November 26, 1997 as Exhibit 10.7 to DDi Capital's
         Registration Statement on Form S-4, Registration No. 333-41187.)

 10.7 Details, Inc. 1996 Employee Stock Option Plan. (Previously filed with the Commission on November 26, 1997 as Exhibit 10.8 to DDi Capital's
         Registration Statement on Form S-4, Registration No. 333-41187.)

 10.8 Details, Inc. 1996 Performance Stock Option Plan. (Previously filed with the Commission on November 26, 1997 as Exhibit 10.9 to DDi
         Capital's Registration Statement on Form S-4, Registration
         No. 333-41187.)

Other Material Contracts

 10.9    Amended and Restated Recapitalization Agreement dated as of October 4,
         1997 among DI Acquisition Corp. each of the Persons or Entities
         Identified on Annex I Thereto and Details, Inc.

 10.10 Stock Contribution and Merger Agreement dated July 23, 1998 by and among Details Holding Corp. and Dynamic Circuits Inc. and the
         Stockholders of Dynamic Circuits Inc. (Previously filed with the
         Commission on August 7, 1998 as Exhibit 2.1 to DDi Capital's and
         Dynamic Details' combined Current Report on Form 8-K.)

 10.11 First Amendment, dated as of March 21, 2000, to the Stock Contribution and Merger Agreement dated as of July 23, 1998, by and among DDi
         Corp., formerly known as Details Holdings Corp., Dynamic Details
         Incorporated, Silicon Valley, a Delaware corporation formerly known as Dynamic Circuits, Inc., and the former Stockholders of DCI.

 10.12 Credit Agreement, dated as of July 23, 1998 (and as amended and restated as of August 28, 1998), among Details Capital Corp., Details,
         Inc., Dynamic Circuits, Inc., the several banks and other financial institutions or entities from time to time parties to this Agreement, Bankers Trust Company, and The Chase Manhattan Bank. (Previously filed with the Commission on March 2, 2000 as Exhibit 10.3.1 to Amendment
         No. 1 to DDi Corp.'s Registration Statement on Form S-1, Registration
         No. 333-95623.)

 10.13 First Amendment, dated as of March 10, 1999, to the Credit Agreement, dated as of July 23, 1998, among (i) DDI Capital Corp., formerly known as Details Capital Corp.; (ii) Dynamic Details, Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details Incorporated, Silicon
         Valley, formerly known as Dynamic Circuits, Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company.; and (vi) The Chase Manhattan
         Bank. (Previously filed with the Commission on March 2, 2000 as
         Exhibit 10.3.2 to Amendment No. 1 to DDi Corp.'s Registration
         Statement on Form S-1, Registration No. 333-95623.)

 Exhibit Description
 ------- -----------

 10.14 Second Amendment, dated as of March 22, 2000, to the Credit Agreement, dated as of July 23, 1998, among (i) DDI Capital Corp., formerly known as Details Capital Corp.; (ii) Dynamic Details, Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details Incorporated, Silicon
         Valley, formerly known as Dynamic Circuits, Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company; and (vi) The Chase Manhattan Bank.

 10.15   Third Amendment, dated as of October 10, 2000, to the Credit
         Agreement, dated as of July 23, 1998, among (i) DDI Capital Corp., formerly known as Details Capital Corp.; (ii) Dynamic Details,
         Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details
         Incorporated, Silicon Valley, formerly known as Dynamic Circuits,
         Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company; and (vi) The
         Chase Manhattan Bank.

 10.16   Fourth Amendment, dated as of February 13, 2001, to the Credit
         Agreement, dated as of July 23, 1998, among (i) DDI Capital Corp., formerly known as Details Capital Corp.; (ii) Dynamic Details,
         Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details
         Incorporated, Silicon Valley, formerly known as Dynamic Circuits,
         Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company; and (vi) The
         Chase Manhattan Bank.

 10.17   Management Agreement dated October 28, 1997 by and between Details,
         Inc. and Bain Capital Partners V, L.P. (Previously filed with the
         Commission on January 20, 1998 as Exhibit 10.6 to Amendment No. 1 to
         DDi Capital's Registration Statement on Form S-4, Registration No.
         333-41187).

 10.18   Termination and Fee Agreement dated April 14, 2000 by and between DDi
         Corp. and Bain Capital Partners V, L.P.

 10.19   Real Property Master Lease Agreement dated January 1, 1996 between
         James I. Swenson and Susan G. Swenson, as Trustees of the Swenson
         Family Trust, and Details, Inc. (Previously filed with the Commission on November 26, 1997 as Exhibit 10.4 to DDi Capital's Registration
         Statement on Form S-4, Registration No. 333-41187.)

 10.20   Personal Property Master Lease Agreement dated January 1, 1996 between
         James I. Swenson and Susan G. Swenson, as Trustees of the Swenson
         Family Trust, and Details, Inc. (Previously filed with the Commission on November 26, 1997 as Exhibit 10.5 to DDi Capital's Registration
         Statement on Form S-4, Registration No. 333-41187.)

 10.21 Stock Purchase Agreement, dated December 19, 1997, among NTI, Inc., the Davila Marital Trust, the Davila Survivor's Trust, James S.
         Marcelli, and Details, Inc. (Previously filed with the Commission on January 20, 1998 as Exhibit 10.14 to Amendment No. 1 to DDi Capital's
         Registration Statement on Form S-4, Registration No. 333-41187.)

 10.22 Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs
         Circuits, Inc., regarding 6031-6035 Galley Road, Colorado Springs,
         Colorado (Previously filed with the Commission on January 20, 1998 as
         Exhibit 10.16 to Amendment No. 1 to DDi Capital's Registration
         Statement on Form S-4, Registration No. 333-41187.)

 10.23 Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs
         Circuits, Inc., regarding 2115 Victor Place, Colorado Springs,
         Colorado (Previously filed with the Commission on January 20, 1998 as
         Exhibit 10.17 to Amendment No. 1 to DDi Capital's Registration
         Statement on Form S-4, Registration No. 333-41187.)

 10.24 Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs
         Circuits, Inc., regarding 980 Technology Court, Colorado Springs,
         Colorado. (Previously filed with the Commission on January 20, 1998 as
         Exhibit 10.18 to Amendment No. 1 to DDi Capital's Registration
         Statement on Form S-4, Registration No. 333-41187.)

 10.25   Lease Agreement dated July 22, 1991 between Geomax and Dynamic
         Circuits, Inc. (Previously filed with the Commission on March 31, 1999 as Exhibit 10.30 to DDi Capital's and Dynamic Details' combined Annual
         Report on Form 10-K.)

 10.26   Lease dated March 20, 1997 by and between Mercury Partners 30, Inc.
         and Dynamic Circuits, Inc. (Previously filed with the Commission on March 31, 1999 as Exhibit 10.31 to DDi Capital's and Dynamic Details' combined Annual Report on Form 10-K.)

 Exhibit Description
 ------- -----------
 10.27   Lease dated November 12, 1997 by and between Miller and Associates and
         Dynamic Circuits Inc.

 10.28   Lease dated August 18 ,1998, by and between Mrs. Alberta M. Talley,
         Trustee and Dynamic Circuits, Inc. (Previously filed with the
         Commission on March 31, 1999 as Exhibit 10.33 to DDi Capital's and
         Dynamic Details' combined Annual Report on Form 10-K.)

 10.29   Lease Agreement dated April 14, 1998 by and between Continental
         Electric Contractors and Cuplex, Inc. (Previously filed with the
         Commission on March 31, 1999 as Exhibit 10.34 to DDi Capital's and
         Dynamic Details' combined Annual Report on Form 10-K.)

 10.30   Lease Agreement dated as of May 13, 1996, as amended by a First Lease
         Amendment dated August 7, 1996, between 410 Forest Street Realty Trust and Cuplex, Inc. (Previously filed with the Commission on March 31,
         1999 as Exhibit 10.35 to DDi Capital's and Dynamic Details' combined
         Annual Report on Form 10-K.)

 10.31   Lease Agreement dated as of November 2, 1995, between Trammell Crow
         International Partners and Cuplex, Inc.

 10.32   DDi Corp. Employee Stock Purchase Plan. (Previously filed with the
         Commission on March 22, 2000 as Exhibit 10.37 to Amendment No. 2 to
         DDi Corp.'s Registration Statement on Form S-1, Registration No. 333-
         95623).

 10.33   Share Purchase Agreement dated March 22, 2000 Between Natwest Equity
         Partners Limited, The European Private Equity Fund, The European
         Private Equity Fund "B", The European Private Equity Fund "C", The
         European Private Equity Fund "D", Natwest Equity Partners No. 5 Fund,
         Natwest Equity Partners No. 4 Fund And The Natwest Equity Partners
         Partnership, Natwest Equity Partners Co-Investment Plan Limited,
         Natwest Ventures Nominees Limited,.Mr. M. Malone, Mr. J. Calvert, Bank
         Of Scotland, Bryonie Glanfield, Jeanne Catherine Glanfield, Leslie
         James Glanfield, Olive Banks, Henry Frederick Banks, Christine Malone,
         Ryan Malone, Darren Malone, Katherine Mary Calvert and DDi Corp.

 10.34   Note Purchase Agreement dated as of July 23, 1998 between Details
         Intermediate Holdings Corp. and Sankaty High Asset Partners, L.P.

 10.35   DDi Corp. Employee Stock Purchase Plan for Employees of Non-U.S.
         Subsidiaries. (Previously filed with the Commission on September 12,
         2000 as Exhibit 10.40 to DDi Corp.'s Registration Statement on Form S-
         1, Registration No. 333- 45648).

 10.36   Asset Purchase Agreement dated June 26, 2000, by and between Dynamic
         Details, Incorporated, Virginia, and Automata International, Inc., successor by merger to Automata, Inc., Debtor and Debtor in Possession under Case No. 00-2845 (MFW) in the United States Bankruptcy Court for the District of Delaware. (Previously filed with the Commission on September 12, 2000 as Exhibit 10.41 to DDi Corp.'s Registration
         Statement on Form S-1, Registration No. 333- 45648).

 10.37 Amendment No. 1, dated August 1, 2000, to the Asset Purchase Agreement dated June 26, 2000, by and between Dynamic Details, Incorporated,
         Virginia, and Automata International, Inc., successor by merger to Automata, Inc., Debtor and Debtor in Possession under Case No. 00-2845
         (MFW) in the United States Bankruptcy Court for the District of
         Delaware. (Previously filed with the Commission on September 12, 2000 as Exhibit 10.41.1 to DDi Corp.'s Registration Statement on Form S-1,
         Registration No. 333-45648).

 10.38   Amendment Number One to Real Property Master Lease Agreement dated
         January 1, 1997 between James I. Swenson and Susan G. Swenson, as trustees of the Swenson Family Trust and Details, Inc.

 12.1    Statement re: computation of ratio of earnings to fixed charges.

 21.1    Subsidiaries of DDi Corp.

 23.1    Consent of PricewaterhouseCoopers LLP.

 24.1    Power of Attorney.

  (b) Reports on Form 8-K

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 29th day of March, 2001.

                                          DDi CORP.

                                                    /s/ Joseph P. Gisch
                                          By: _________________________________
                                                      Joseph P. Gisch
                                                  Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of DDi Corp. and in the capacities and on the dates indicated.

             Signature                                Title                       Date
             ---------                                -----                       ----

                 *                   President, Chief Executive Officer and
____________________________________  Director (Principal Executive Officer)
         Bruce D. McMaster

      /s/ Joseph P. Gisch            Chief Financial Officer, Secretary and  March 29, 2001
____________________________________  Treasurer (Principal Financial and
          Joseph P. Gisch             Accounting Officer)

                 *                   Director
____________________________________
           Prescott Ashe

                 *                   Director
____________________________________
            Mark Benham

                 *                   Director
____________________________________
           Edward Conard

                 *                   Director
____________________________________
         Charles D. Dimick

                 *                   Director
____________________________________
           David Dominik

                 *                   Director
____________________________________
          Robert Guezuraga

                 *                   Director
____________________________________
           Murray Kenney

                 *                   Director
____________________________________
          Stephen Pagliuca

                 *                   Director
____________________________________
            Stephen Zide

      /s/ Joseph P. Gisch
*By: _______________________________
          Joseph P. Gisch
        as Attorney-in-Fact
           March 29, 2001

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 29th day of March, 2001.

                                          DDi CAPITAL CORP.

                                                    /s/ Joseph P. Gisch
                                          By: _________________________________
                                                      Joseph P. Gisch
                                              Vice President, Chief Financial
                                                   Officer and Treasurer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of DDi Capital Corp. and in the capacities and on the dates indicated.

             Signature                                Title                       Date
             ---------                                -----                       ----

                 *                   President and Chief Executive Officer
____________________________________  (Principal Executive Officer)
         Bruce D. McMaster

      /s/ Joseph P. Gisch            Vice President, Chief Financial Officer March 29, 2001
____________________________________  and Director (Principal Financial and
          Joseph P. Gisch             Accounting Officer)

                 *                   Director
____________________________________
           Prescott Ashe

                 *                   Director
____________________________________
         Charles D. Dimick

                 *                   Director
____________________________________
           David Dominik

      /s/ Joseph P. Gisch
*By: _______________________________
          Joseph P. Gisch
        as Attorney-in-Fact
           March 29, 2001

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dynamic Details, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 29th day of March, 2001.

                                          DYNAMIC DETAILS, Incorporated

                                                  /s/ Joseph P. Gisch
                                          By: _________________________________
                                                      Joseph P. Gisch
                                              Vice President, Chief Financial
                                                   Officer and Treasurer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Dynamic Details and in the capacities and on the dates indicated.

              Signature                                Title                         Date
              ---------                                -----                         ----

                  *                   President and Chief Executive Officer
 ____________________________________  (Principal Executive Officer)
          Bruce D. McMaster

       /s/ Joseph P. Gisch            Vice President, Chief Financial Officer   March 29, 2001
 ____________________________________   and Director (Principal Financial and
           Joseph P. Gisch             Accounting  Officer)

                  *                   Director
 ____________________________________
            Prescott Ashe

                  *                   Director
 ____________________________________
          Charles D. Dimick

                  *                   Director
 ____________________________________
            David Dominik

       /s/ Joseph P. Gisch
 By: ________________________________
           Joseph P. Gisch
         as Attorney-in-Fact
            March 29, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
DDi Corp., DDi Capital Corp. and
Dynamic Details, Incorporated:

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of DDi Corp. and subsidiaries, DDi Capital Corp. and its subsidiary, and Dynamic Details, Incorporated and subsidiaries (collectively, the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

                                          /s/ PricewaterhouseCoopers LLP
                                          PricewaterhouseCoopers LLP

Orange County, California
February 2, 2001

         DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                   December 31,
                          -----------------------------------------------------------------
                            1999       1999       1999       2000        2000       2000
                          --------  ----------- ---------  ---------  ----------- ---------
                          Dynamic                           Dynamic
                          Details   DDi Capital DDi Corp.   Details   DDi Capital DDi Corp.
                          --------  ----------- ---------  ---------  ----------- ---------
         ASSETS

Current assets:
  Cash and cash
   equivalents..........  $    644   $    644   $     648  $  39,629   $ 39,629   $ 66,874
  Accounts receivable,
   net .................    42,774     42,774      42,774     87,860     87,860     99,828
  Inventories...........    20,209     20,209      20,209     24,824     24,824     30,290
  Prepaid expenses and
   other................     2,498      2,498       2,499      2,349      2,349      3,145
  Deferred tax asset....     5,215      5,215       5,215     14,584     14,584     14,584
                          --------   --------   ---------  ---------   --------   --------
   Total current
    assets..............    71,340     71,340      71,345    169,246    169,246    214,721
                          --------   --------   ---------  ---------   --------   --------
Property, plant and
 equipment, net.........    63,209     63,209      63,209     80,928     80,928     92,726
Debt issuance costs,
 net....................     9,490     13,152      13,833      7,193      9,217      9,217
Goodwill and other
 intangibles, net.......   205,462    205,462     205,462    199,389    199,389    263,456
Other...................       486        486         486      1,048      1,048      1,247
                          --------   --------   ---------  ---------   --------   --------
                          $349,987   $353,649   $ 354,335  $ 457,804   $459,828   $581,367
                          ========   ========   =========  =========   ========   ========
    LIABILITIES AND
     STOCKHOLDERS'
    EQUITY (DEFICIT)

Current liabilities:
  Current maturities of
   long-term debt and
   capital lease
   obligations..........  $  7,035   $  7,035   $   7,035  $  13,656   $ 13,656   $ 16,935
  Current portion of
   deferred interest
   rate swap income.....     1,458      1,458       1,458      1,017      1,017      1,017
  Current maturities of
   deferred notes
   payable..............     2,514      2,514       2,514        895        895        895
  Accounts payable......    18,055     18,055      18,055     26,612     26,612     37,099
  Accrued expenses......    22,263     22,263      22,311     37,647     37,647     42,540
  Income tax payable....       894        894         894      6,099      6,099      8,215
                          --------   --------   ---------  ---------   --------   --------
   Total current
    liabilities.........    52,219     52,219      52,267     85,926     85,926    106,701
                          --------   --------   ---------  ---------   --------   --------
Long-term debt and
 capital lease
 obligations............   351,227    428,944     469,703    241,486    291,797    316,308
Deferred interest rate
 swap income............     3,881      3,881       3,881         75         75         75
Deferred notes payable..     1,448      1,448       1,448        594        594        594
Deferred tax liability..    20,496     13,420      13,420     23,842     17,971     20,493
Other...................       731        731         731        799        799        799
                          --------   --------   ---------  ---------   --------   --------
   Total liabilities....   430,002    500,643     541,450    352,722    397,162    444,970
                          --------   --------   ---------  ---------   --------   --------
Commitments and
 contingencies (Note 13)
Stockholders' equity
 (deficit):
  Common stock..........         1          1         243          1          1        443
  Additional paid-in-
   capital..............   251,943    199,829     162,662    406,816    386,297    468,256
  Accumulated other
   comprehensive loss...       --         --          --         --         --      (3,048)
  Stockholder
   receivables..........       --         --         (666)       --         --        (104)
  Accumulated deficit...  (331,959)  (346,824)   (349,354)  (301,735)  (323,632)  (329,150)
                          --------   --------   ---------  ---------   --------   --------
   Total stockholders'
    equity (deficit)....   (80,015)  (146,994)   (187,115)   105,082     62,666    136,397
                          --------   --------   ---------  ---------   --------   --------
                          $349,987   $353,649   $ 354,335  $ 457,804   $459,828   $581,367
                          ========   ========   =========  =========   ========   ========


  The accompanying notes are an integral part of these consolidated financial statements.

                         DYNAMIC DETAILS, INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
Net sales........................................  $174,853  $292,493  $448,357
Cost of goods sold...............................   119,288   201,368   274,659
                                                   --------  --------  --------
  Gross profit...................................    55,565    91,125   173,698
Operating expenses
  Sales and marketing............................    12,801    23,609    38,713
  General and administration.....................     8,442    16,135    30,426
  Amortization of intangibles....................    10,899    22,262    19,474
  Restructuring and other related charges........       --      7,000       --
  Write-off of acquired in-process research and
   development...................................    39,000       --        --
                                                   --------  --------  --------
  Operating income (loss)........................   (15,577)   22,119    85,085
Interest expense (net)...........................    27,483    32,482    26,961
                                                   --------  --------  --------
  Income (loss) before income taxes and
   extraordinary loss............................   (43,060)  (10,363)   58,124
Income tax benefit (expense).....................      (471)    1,884   (27,230)
                                                   --------  --------  --------
Income (loss) before extraordinary loss..........   (43,531)   (8,479)   30,894
Extraordinary loss--early extinguishment of debt,
 net of income tax benefit of $1,480 and $428 in
 1998 and 2000, respectively.....................    (2,414)      --       (670)
                                                   --------  --------  --------
Net income (loss)................................  $(45,945) $ (8,479) $ 30,224
                                                   ========  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                               DDi CAPITAL CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   1998      1999      2000
                                                 --------  --------  --------
Net sales....................................... $174,853  $292,493  $448,357
Cost of goods sold..............................  119,288   201,368   274,659
                                                 --------  --------  --------
  Gross profit..................................   55,565    91,125   173,698
Operating expenses
  Sales and marketing...........................   12,801    23,609    38,713
  General and administration....................    8,463    16,135    30,426
  Amortization of intangibles...................   10,899    22,262    19,474
  Restructuring and other related charges.......      --      7,000       --
  Write-off of acquired in-process research and
   development..................................   39,000       --        --
                                                 --------  --------  --------
  Operating income (loss).......................  (15,598)   22,119    85,085
Interest expense (net)..........................   35,320    41,450    36,271
                                                 --------  --------  --------
  Income (loss) before income taxes and
   extraordinary loss...........................  (50,918)  (19,331)   48,814
Income tax benefit (expense)....................    2,675     5,215   (23,433)
                                                 --------  --------  --------
Income (loss) before extraordinary loss.........  (48,243)  (14,116)   25,381
Extraordinary loss--early extinguishment of
 debt, net of income tax benefit of $1,480 and
 $1,437 in 1998 and 2000, respectively..........   (2,414)      --     (2,189)
                                                 --------  --------  --------
Net income (loss)............................... $(50,657) $(14,116) $ 23,192
                                                 ========  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                   DDi CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
Net sales........................................  $174,853  $292,493  $497,665
Cost of goods sold...............................   119,559   202,387   306,193
                                                   --------  --------  --------
  Gross profit...................................    55,294    90,106   191,472
Operating expenses
  Sales and marketing............................    12,801    23,613    39,723
  General and administration.....................     8,442    15,362    36,147
  Amortization of intangibles....................    10,899    22,262    22,806
  Restructuring and other related charges........       --      7,000       --
  Write-off of acquired in-process research and
   development...................................    39,000       --        --
                                                   --------  --------  --------
  Operating income (loss)........................   (15,848)   21,869    92,796
Interest expense (net)...........................    37,416    46,717    41,225
                                                   --------  --------  --------
  Income (loss) before income taxes and
   extraordinary loss............................   (53,264)  (24,848)   51,571
Income tax benefit (expense).....................     3,566     7,415   (25,000)
                                                   --------  --------  --------
Income (loss) before extraordinary loss..........   (49,698)  (17,433)   26,571
Extraordinary loss--early extinguishment of debt,
 net of income tax benefit of $1,480 and $4,207
 in 1998 and 2000, respectively..................    (2,414)      --     (6,367)
                                                   --------  --------  --------
Net income (loss)................................   (52,112)  (17,433)   20,204
Priority distribution due shares of Class L
 common stock....................................    (6,272)  (14,112)   (4,356)
                                                   --------  --------  --------
Net income (loss) allocable to common stock......  $(58,384) $(31,545) $ 15,848
                                                   ========  ========  ========
Income (loss) per share--basic:
 Before extraordinary item.......................  $  (7.36) $  (3.21) $   0.70
 Extraordinary item..............................  $  (0.32) $    --   $  (0.20)
 Net income (loss)...............................  $  (7.68) $  (3.21) $   0.50
Income (loss) per share--diluted:
 Before extraordinary item.......................  $  (7.36) $  (3.21) $   0.66
 Extraordinary item..............................  $  (0.32) $    --   $  (0.19)
 Net income (loss)...............................  $  (7.68) $  (3.21) $   0.47

--------

Pro forma basic income per share (unaudited) ....................... $     0.73
                                                                     ==========
Pro forma diluted income per share (unaudited)...................... $     0.70
                                                                     ==========
Pro forma weighted average basic shares outstanding (unaudited)..... 36,243,421
                                                                     ==========
Pro forma weighted average diluted shares outstanding (unaudited)... 37,982,332
                                                                     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   DDi CORP.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                      Year Ended December 31,
                                                     ---------------------------
                                                       1998      1999     2000
                                                     --------  --------  -------
Net income (loss)................................... $(52,112) $(17,433) $20,204
Other comprehensive loss:
  Foreign currency translation adjustments..........      --        --    (3,048)
                                                     --------  --------  -------
Comprehensive income (loss)......................... $(52,112) $(17,433) $17,156
                                                     ========  ========  =======

* DDi Capital and Dynamic Details do not have items which result in comprehensive income (loss)



  The accompanying notes are an integral part of these consolidated financial statements.

                         DYNAMIC DETAILS, INCORPORATED

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (In thousands, except share amounts)

                                Common Stock  Additional
                                -------------  Paid-In   Accumulated
                                Shares Amount  Capital     Deficit     Total
                                ------ ------ ---------- ----------- ---------
Balance, December 31, 1997..... 1,000   $  1   $138,744   $(275,293) $(136,548)
  Capital contribution from
   parent, net.................   --     --     106,787         --     106,787
  Dividends paid...............   --     --         --       (2,242)    (2,242)
  Net loss.....................   --     --         --      (45,945)   (45,945)
                                -----   ----   --------   ---------  ---------
Balance, December 31, 1998..... 1,000      1    245,531    (323,480)   (77,948)
  Capital contribution from
   parent, net.................   --     --       6,412         --       6,412
  Net loss.....................   --     --         --       (8,479)    (8,479)
                                -----   ----   --------   ---------  ---------
Balance, December 31, 1999..... 1,000      1    251,943    (331,959)   (80,015)
                                -----   ----   --------   ---------  ---------
  Capital contribution from
   parent, net.................   --     --     154,873         --     154,873
  Net income...................   --     --         --       30,224     30,224
                                -----   ----   --------   ---------  ---------
Balance, December 31, 2000..... 1,000   $  1   $406,816   $(301,735) $ 105,082
                                =====   ====   ========   =========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                               DDi CAPITAL CORP.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (In thousands, except share amounts)

                                Common Stock  Additional
                                -------------  Paid-In   Accumulated
                                Shares Amount  Capital     Deficit     Total
                                ------ ------ ---------- ----------- ---------
Balance, December 31, 1997..... 1,000   $  1   $ 88,583   $(279,809) $(191,225)
  Capital contribution from
   parent, net.................   --     --     106,154         --     106,154
  Dividends paid...............   --     --         --       (2,242)    (2,242)
  Net loss.....................   --     --         --      (50,657)   (50,657)
                                -----   ----   --------   ---------  ---------
Balance, December 31, 1998..... 1,000      1    194,737    (332,708)  (137,970)
  Capital contribution from
   parent, net.................   --     --       5,092         --       5,092
  Net loss.....................   --     --         --      (14,116)   (14,116)
                                -----   ----   --------   ---------  ---------
Balance, December 31, 1999..... 1,000      1    199,829    (346,824)  (146,994)
  Capital contribution from
   parent, net.................   --     --     186,468         --     186,468
  Net income...................   --     --         --       23,192     23,192
                                -----   ----   --------   ---------  ---------
Balance, December 31, 2000..... 1,000   $  1   $386,297   $(323,632) $  62,666
                                =====   ====   ========   =========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                                   DDi CORP.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               (In thousands, except share and per share amounts)

                                                                                    Accumulated
                                Common Stock    Additional                             Other
                              -----------------  Paid-In   Stockholder Accumulated Comprehensive
                                Shares   Amount  Capital   Receivables   Deficit       Loss        Total
                              ---------- ------ ---------- ----------- ----------- ------------- ---------
Balance, December 31, 1997..  14,627,905  $146   $ 89,072     $(634)    $(279,809)        --     $(191,225)
 Issuance of common stock in
  DCI merger................   9,188,221    92     73,154       --            --          --        73,246
 Issuance of common stock
  upon exercise of stock
  options...................     328,357     3        111       --            --          --           114
 Issuance of common stock...      38,153     1        215       --            --          --           216
 Accrued interest on
  stockholder receivables...         --    --         --        (41)          --          --           (41)
 Repayment of stockholder
  receivables...............         --    --         --         27           --          --            27
 Net loss ..................         --    --         --        --        (52,112)        --       (52,112)
                              ----------  ----   --------     -----     ---------     -------    ---------

Balance, December 31, 1998..  24,182,636   242    162,552      (648)     (331,921)        --      (169,775)
 Issuance of common stock
  upon exercise of stock
  options...................     110,774     1         44       --            --          --            45
 Issuance of common stock...       9,421   --          66       --            --          --            66
 Accrued interest on
  stockholder receivables...         --    --         --        (34)          --          --           (34)
 Repayment of stockholder
  receivables...............         --    --         --         16           --          --            16
 Net loss...................         --    --         --        --        (17,433)        --       (17,433)
                              ----------  ----   --------     -----     ---------     -------    ---------

Balance, December 31, 1999..  24,302,831   243    162,662      (666)     (349,354)        --      (187,115)
 Issuance of common stock
  upon exercise of stock
  options...................     665,376     7      1,261       --            --          --         1,268
 Issuance of common stock in
  initial public offering,
  net of offering costs of
  $14,977...................  12,000,000   120    152,903       --            --          --       153,023
 Issuance of common stock in
  MCM acquisition...........   2,230,619    22     29,040       --            --          --        29,062
 Issuance of common stock in
  follow-on offering, net of
  offering costs of $7,557..   4,608,121    46    120,848       --            --          --       120,894
 Issuance of common stock
  upon exercise of
  warrants..................     451,782     5        102       --            --          --           107
 Issuance of common stock
  through Employee Stock
  Purchase Plan.............      69,642   --       1,269       --            --          --         1,269
 Income tax benefit of
  disqualified dispositions
  of stock options..........         --    --         171       --            --          --           171
 Foreign currency
  translation adjustment....         --    --         --        --            --       (3,048)      (3,048)
 Accrued interest on
  stockholder receivables...         --    --         --        (33)          --          --           (33)
 Repayment, net, of
  stockholder receivables...         --    --         --        595           --          --           595
 Net income.................         --    --         --        --         20,204         --        20,204
                              ----------  ----   --------     -----     ---------     -------    ---------
Balance, December 31, 2000..  44,328,371  $443   $468,256     $(104)    $(329,150)    $(3,048)   $ 136,397
                              ==========  ====   ========     =====     =========     =======    =========


  The accompanying notes are an integral part of these consolidated financial statements.

                         DYNAMIC DETAILS, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Year Ended December 31,
                                                ------------------------------
                                                  1998       1999      2000
                                                ---------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)............................. $ (45,945) $ (8,479) $  30,224
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Write-off of acquired in-process research
    and development............................    39,000       --         --
   Restructuring and other related charges.....       --      7,000        --
   Expense allocation from Parent..............       719       --         --
   Depreciation................................     9,212    14,413     16,690
   Amortization of debt issuance costs and
    discount...................................     5,689     1,963      1,770
   Amortization of goodwill and intangible
    assets.....................................    10,899    22,262     19,474
   Amortization of deferred interest rate swap
    income.....................................       --       (724)    (1,020)
   Write-off of debt issuance costs............       --        --       2,003
   Write-off of deferred swap income...........       --        --      (1,190)
   Deferred income taxes.......................      (419)   (3,131)    (6,023)
 Change in operating assets and liabilities,
  net of acquisitions:
   (Increase) decrease in accounts receivable..       196    (7,703)   (36,368)
   (Increase) decrease in inventories..........         5    (9,813)      (564)
   (Increase) decrease in prepaid expenses and
    other......................................     3,622    (1,497)      (883)
   Increase in current income taxes............     4,744     4,687     15,362
   Increase (decrease) in accounts payable.....    (3,943)    3,227      6,630
   Increase (decrease) in accrued expenses.....    (4,880)    2,607     15,961
                                                ---------  --------  ---------
     Net cash provided by operating
      activities...............................    18,899    24,812     62,066
                                                ---------  --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment and leasehold
  improvements.................................   (15,925)  (18,225)   (24,016)
 Merger and acquisition-related expenditures...      (218)     (323)       --
 Merger with DCI, net of cash acquired of
  $2,469.......................................  (178,670)      --         --
 Acquisition of Automata.......................       --        --     (19,676)
 Acquisition of Golden, net of cash acquired
  of $722......................................       --        --     (12,473)
                                                ---------  --------  ---------
     Net cash used in investing activities.....  (194,813)  (18,548)   (56,165)
                                                ---------  --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt......   255,000       --         --
 Payments on long-term debt....................  (106,089)   (3,263)  (103,995)
 Net borrowings (repayments) on the revolving
  credit facility..............................     7,000    (7,000)       --
 Payments of debt issuance and capital costs...    (7,529)      --        (742)
 Payments of deferred note payable.............    (1,611)   (2,569)    (2,473)
 Principal payments on capital lease
  obligations..................................      (809)   (1,016)    (1,553)
 Cash dividends paid...........................    (2,242)      --         --
 Capital contribution from Parent, net.........    32,822       261    145,151
 Payments of escrow payable to redeemed
  stockholders.................................    (4,100)      --      (1,267)
 Proceeds from (payments for) interest rate
  swaps........................................       --      6,062     (2,037)
                                                ---------  --------  ---------
     Net cash provided by (used in) financing
      activities...............................   172,442    (7,525)    33,084
                                                ---------  --------  ---------
Net increase (decrease) in cash and cash
 equivalents...................................    (3,472)   (1,261)    38,985
Cash and cash equivalents, beginning of year...     5,377     1,905        644
                                                ---------  --------  ---------
Cash and cash equivalents, end of year......... $   1,905  $    644  $  39,629
                                                =========  ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               DDi CAPITAL CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Year Ended December 31,
                                                ------------------------------
                                                  1998       1999      2000
                                                ---------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)............................. $ (50,657) $(14,116) $  23,192
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Write-off of acquired in-process research
    and development............................    39,000       --         --
   Restructuring and other related charges.....       --      7,000        --
   Expense allocation from Parent..............       719       --         --
   Depreciation................................     9,212    14,413     16,690
   Amortization of debt issuance costs and
    discount...................................    13,527    10,931     11,073
   Amortization of goodwill and intangible
    assets.....................................    10,899    22,262     19,474
   Amortization of deferred interest rate swap
    income.....................................       --       (724)    (1,020)
   Write-off of debt issuance costs............       --        --       3,524
   Write-off of deferred swap income...........       --        --      (1,190)
   Deferred income taxes.......................    (3,565)   (6,462)   (10,829)
 Change in operating assets and liabilities,
  net of acquisitions:
   (Increase) decrease in accounts receivable..       196    (7,703)   (36,368)
   (Increase) decrease in inventories..........         5    (9,813)      (564)
   (Increase) decrease in prepaid expenses and
    other......................................     3,642    (1,497)      (883)
   Increase in current income taxes............     4,744     4,687     15,361
   Increase (decrease) in accounts payable.....    (3,943)    3,227      6,630
   Increase (decrease) in accrued expenses.....    (4,880)    2,607     15,961
                                                ---------  --------  ---------
     Net cash provided by operating
      activities...............................    18,899    24,812     61,051
                                                ---------  --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment and leasehold
  improvements.................................   (15,925)  (18,225)   (24,016)
 Merger and acquisition-related expenditures...      (218)     (323)       --
 Merger with DCI, net of cash acquired of
  $2,469.......................................  (178,670)      --         --
 Acquisition of Automata.......................       --        --     (19,676)
 Acquisition of Golden, net of cash acquired
  of $722......................................       --        --     (12,473)
                                                ---------  --------  ---------
     Net cash used in investing activities.....  (194,813)  (18,548)   (56,165)
                                                ---------  --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt......   255,000       --         --
 Payments on long-term debt....................  (106,089)   (3,263)  (140,588)
 Net borrowings (repayments) on the revolving
  credit facility..............................     7,000    (7,000)       --
 Payments of debt issuance and capital costs...    (7,529)      --        (742)
 Payments of deferred note payable.............    (1,611)   (2,569)    (2,473)
 Principal payments on capital lease
  obligations..................................      (809)   (1,016)    (1,553)
 Cash dividends paid...........................    (2,242)      --         --
 Capital contribution from Parent, net.........    32,822       261    182,759
 Payments of escrow payable to redeemed
  stockholders.................................    (4,100)      --      (1,267)
 Proceeds from (payments for) interest rate
  swaps........................................       --      6,062     (2,037)
                                                ---------  --------  ---------
     Net cash provided by (used in) financing
      activities...............................   172,442    (7,525)    34,099
                                                ---------  --------  ---------
Net increase (decrease) in cash and cash
 equivalents...................................    (3,472)   (1,261)    38,985
Cash and cash equivalents, beginning of year...     5,377     1,905        644
                                                ---------  --------  ---------
Cash and cash equivalents, end of year......... $   1,905  $    644  $  39,629
                                                =========  ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   DDi CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year Ended December 31,
                                                  -----------------------------
                                                    1998       1999      2000
                                                  ---------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................  $ (52,112) $(17,433) $ 20,204
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Write-off acquired in-process research and
    development.................................     39,000       --        --
   Restructuring and other related charges......        --      7,000       --
   Depreciation.................................      9,212    14,413    18,730
   Amortization of debt issuance costs and
    discount....................................     15,678    16,226    14,298
   Amortization of goodwill and intangible
    assets......................................     10,899    22,262    22,806
   Amortization of deferred interest rate swap
    income......................................        --       (724)   (1,020)
   Write-off of debt issuance costs.............        --        --      4,165
   Write-off of deferred swap income............        --        --     (1,190)
   Deferred income taxes........................     (4,478)   (8,892)  (12,673)
   Interest income on stockholder receivables...        (41)      (34)      (33)
  Change in operating assets and liabilities,
   net of acquisitions:
   (Increase) decrease in accounts receivable...        196    (7,703)  (34,953)
   (Increase) decrease in inventories...........          5    (9,813)   (1,212)
   (Increase) decrease in prepaid expenses and
    other.......................................      2,422    (1,066)     (936)
   Increase in current income taxes.............      4,744     4,687    12,171
   Increase (decrease) in accounts payable......     (3,943)    3,227     8,021
   Increase (decrease) in accrued expenses......     (4,887)    2,662    16,453
                                                  ---------  --------  --------
     Net cash provided by operating activities..     16,695    24,812    64,831
                                                  ---------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold
   improvements.................................    (15,925)  (18,225)  (27,214)
  Merger and acquisition-related expenditures...       (218)     (323)      --
  Merger with DCI, net of cash acquired of
   $2,469.......................................   (178,670)      --        --
  Acquisition of MCM, net of cash acquired of
   $7,794.......................................        --        --     (2,599)
  Acquisition of Automata.......................        --        --    (19,676)
  Acquisition of Golden, net of cash acquired of
   $722.........................................        --        --    (12,473)
                                                  ---------  --------  --------
     Net cash used in investing activities......   (194,813)  (18,548)  (61,962)
                                                  ---------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt......    288,425       --        --
  Payments on long-term debt....................   (106,089)   (3,263) (207,536)
  Net borrowings (repayments) on the revolving
   credit facility..............................      7,000    (7,000)      --
  Payments of debt issuance and capital costs...     (8,324)      --       (742)
  Payments of deferred note payable.............     (1,611)   (2,569)   (2,473)
  Principal payments on capital lease
   obligations..................................       (809)   (1,016)   (1,902)
  Issuance of common stock......................        217       --        --
  Payments of escrow payable to redeemed
   stockholders.................................     (4,100)      --     (1,267)
  Repayment of stockholder receivables..........         27        16       595
  Proceeds from (payments for) interest rate
   swaps........................................        --      6,062    (2,037)
  Net proceeds from issuance of common stock
   through initial public offering..............        --        --    156,660
  Costs incurred in connection with the issuance
   of common stock through initial public
   offering.....................................        --        --     (3,638)
  Net proceeds from issuance of common stock
   through follow-on public offering............        --        --    122,000
  Costs incurred in connection with the issuance
   of common stock through the follow-on public
   offering.....................................        --        --     (1,106)
  Issuance of common stock through Employee
   Stock Purchase Plan..........................        --        --      1,270
  Proceeds from exercise of stock options.......        114        45     1,375
                                                  ---------  --------  --------
     Net cash provided by (used in) financing
      activities................................    174,850    (7,725)   61,199
                                                  ---------  --------  --------
  Effect of exchange rate changes on cash.......        --        --      2,158
                                                  ---------  --------  --------
     Net increase (decrease) in cash and cash
      equivalents...............................     (3,268)   (1,461)   66,226
                                                  ---------  --------  --------
Cash and cash equivalents, beginning of year....      5,377     2,109       648
                                                  ---------  --------  --------
Cash and cash equivalents, end of year..........  $   2,109  $    648  $ 66,874
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

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (In thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

  The consolidated financial statements for DDi Corp. ("DDi Corp." f/k/a DDi Holdings Corp.") include the accounts of its wholly-owned subsidiaries, DDi Intermediate Holdings Corp. ("Intermediate") and its subsidiaries and DDi Europe Limited (f/k/a MCM Electronics Limited) ("MCM"). The consolidated financial statements for DDi Capital Corp. ("DDi Capital"), a wholly-owned subsidiary of Intermediate, includes the accounts of its wholly-owned subsidiaries Dynamic Details, Incorporated and its subsidiaries
("Dynamic Details"). Collectively, DDi Corp. and its subsidiaries are referred to as the "Company".

  In connection with the Recapitalization (as defined below), DDi Corp. incorporated Dynamic Details as a wholly-owned subsidiary and contributed substantially all of its assets, subject to certain liabilities, to Dynamic Details. In November 1997, DDi Corp. organized DDi Capital as a wholly-owned subsidiary, and in February 1998, contributed substantially all its assets (including all of the shares of common stock of Dynamic Details), subject to certain liabilities, including discount notes (as described in Note 6, the "Capital Senior Discount Notes"), to DDi Capital. Other than the Capital Senior Discount Notes, related debt issue costs and deferred tax balances, all the assets and liabilities of DDi Capital are those of Dynamic Details. The transactions above were between entities under common control, and accordingly, the historical basis of the assets and liabilities of DDi Corp., DDi Capital and Dynamic Details were not affected. In addition, the DDi Capital consolidated financial statements have been prepared as if the contribution of DDi Corp.'s assets and liabilities to DDi Capital in exchange for its common stock occurred in connection with the Recapitalization. In July 1998, DDi Corp. organized Intermediate as a wholly-owned subsidiary and contributed all of the shares of common stock of DDi Capital to Intermediate. In April 2000, DDi Corp. acquired MCM, (see Note 14) and has subsequently combined MCM with its other European operations to form DDi Europe Limited ("DDi Europe"). DDi Europe, Dynamic Details and Dynamic Details Design, LLC, a wholly-owned subsidiary of Intermediate formed in 1998, represent the operating divisions of DDi Corp.

  The consolidated financial statements include the accounts of DDi Corp.'s wholly-owned subsidiaries Dynamic Circuits, Inc. ("DCI") (d/b/a Dynamic Details, Inc.--Silicon Valley) commencing on July 23, 1998 (date of merger) (see Note 14), MCM (d/b/a DDi Europe Limited) commencing on April 14, 2000 (date of acquisition of MCM) (see Note 14), Automata International, Inc. ("Automata") commencing on August 4, 2000, (date of the acquisition of Automata's assets) (see Note 14) and Golden Manufacturing, Inc. ("Golden") commencing on September 15, 2000, (date of the acquisition of Golden's assets) (see Note 14). All intercompany transactions have been eliminated in consolidation.

  Recapitalization--On October 28, 1997, the Recapitalization of DDi Corp. took place as follows: (i) DI Acquisition Corp. ("DIA"), a transitory merger corporation, was capitalized with a $62.4 million investment from (a) investment funds associated with Bain Capital, Inc. ($46.3 million), (b) Chase Manhattan Capital, L.P. and its affiliates ("CMC") ($11.2 million) and (c) other investors ($4.9 million); (ii) DIA, which had no operations and was formed solely for the purpose of effecting the Recapitalization, merged with and into DDi Corp. with DDi Corp. surviving the merger; (iii) certain stockholders and option holders of DDi Corp. received an aggregate amount of cash equal to approximately $184.3 million (plus future escrow payments of approximately $8.6 million); (iv) CMC retained approximately 7.7% of the fully diluted equity of DDi Corp. and certain other stockholders of DDi Corp. retained approximately 2.8%, of the fully-diluted equity of DDi Corp. (in each case after giving effect to the Recapitalization and related transactions);
(v) management retained approximately 17.1% (including certain options to acquire shares of common stock of DDi Corp.) of the fully-diluted equity of DDi Corp. and acquired additional shares and options to acquire additional shares representing

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)

10.4% of the fully-diluted equity of DDi Corp. (in each case after giving effect to the Recapitalization and related transactions); (vi) the Company obtained $140 million of bridge loans and (vii) the Company obtained borrowings under a senior term facility of $91.4 million. The existing shareholders prior to the Recapitalization retained in excess of 20% of the fully diluted common stock of DDi Corp. after the Recapitalization and, accordingly, push-down accounting was not reflected in the accompanying consolidated financial statements as permitted by Staff Accounting Bulletin No. 54 of the Securities and Exchange Commission. The merger of DIA referred to above was reflected in the accompanying consolidated financial statements as a Recapitalization and, accordingly, the historical bases of the Company's assets and liabilities were not affected.

  Reclassification--Concurrent with the closing of DDi Corp.'s initial public offering on April 14, 2000 (see Note 18), each share of Class L common stock was reclassified into one share of Class A common stock plus an additional number of shares of Class A common stock (determined by dividing the preference amount of such per share by the initial public offering price of $14.00 per share). Class A and Class L common stock share ratably in the net income (loss) remaining after giving effect to the 12% yield on the Class L common stock. Each share of Class A common stock was then converted into
2.8076 shares of new common stock when DDi Corp. reincorporated in the state of Delaware. All periods presented have been retroactively adjusted for the effect of the reclassification and stock split.

Nature of Business

  The Company is a leading provider of time-critical, technologically advanced design, development and manufacturing services to original equipment manufacturers and other electronics manufacturing service providers. The Company serves over 2,000 customers, primarily in the in the telecommunications, computer and networking industries.

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

  Debt issuance costs and debt discounts--The Company deferred certain debt issuance costs relating to the establishment of its various debt facilities and the issuance of its debt instruments (see Note 6). These costs are capitalized and amortized over the expected term of the related indebtedness using the effective interest method.

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


  The Company issued the Capital Senior Discount Notes and the Intermediate Senior Discount Notes (both as defined in Note 6) at a discount. Discounts are reflected in the accompanying balance sheets as a reduction of face value and are amortized over the expected term of the related indebtedness using the effective interest method. Amortization included as interest expense for Dynamic Details and DDi Capital amounted to approximately $7.8 million, $8.9 million and $9.2 million for the years ended December 31, 1998, 1999 and 2000, respectively. Amortization included as interest expense for DDi Corp. amounted to approx. $9.9 million, $14.1 million and $12.4 million for the years ended December 31, 1998, 1999 and 2000, respectively.

  Goodwill and identifiable intangibles--The Company amortizes the goodwill recorded as a result of its merger and acquisitions on a straight-line basis ranging from 20 years to 25 years, from the date of each transaction. Management believes that the estimated useful lives established at the dates of each transaction were reasonable based on the economic factors applicable to each of the businesses. Identifiable intangibles represent assets acquired through business combinations, and are stated at their fair values based upon purchase price allocations as of the transaction date. At December 31, 1999 and 2000, these assets are primarily comprised of developed technologies, customer relationships/tradenames, and assembled workforce. The developed technology assets are being charged to income over their estimated useful lives ranging from 5 to 10 years, using straight-line and accelerated methods of amortization, reflective of the relative contribution of each developed technology in periods following the acquisition date. The customer relationships/tradenames assets are being amortized on a straight-line basis over their estimated useful lives of 18 years. The assembled workforce assets are being amortized on a straight-line basis over their estimated useful lives ranging from 4 to 5 years. As of December 31, 1999 and 2000, the accumulated amortization related to goodwill and identifiable intangibles for Dynamic Details and DDi Capital was approximately $33.1 million and $52.6 million, respectively. As of December 31, 1999 and 2000, the accumulated amortization related to goodwill and identifiable intangibles for DDi Corp. was approximately $33.1 million and $55.9 million, respectively.

  Revenue recognition--The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer which states a fixed and determinable sales price and terms, delivery of the product has occurred in accordance with the terms of the sale and collectibility of the sale is reasonably assured. The Company provides a normal warranty on its products and accrues an estimated amount for this expense at the time of the sale.

  Concentration of credit risk--Financial instruments which potentially expose the Company to concentration of credit risk consist principally of trade accounts receivable. To minimize this risk, the Company performs ongoing credit evaluations of customers' financial condition and maintains contacts with its customers which allows the Company to monitor current changes in business operations so it can respond as needed; the Company, however, generally does not require collateral. In 2000, one individual customer accounted for 10% of Dynamic Details's net sales and 11% of DDi Corp.'s net sales. As of December 31, 2000, one individual customer accounted for 17% of the Company's total receivables. In 1999, no individual customer accounted for 10% or more of the Company's net sales. As of December 31, 1999, one individual customer accounted for 10% of the Company's total receivables. On a pro forma basis (assuming the merger with DCI occurred at the beginning of 1998) for the year ended December 31, 1998, no individual customer accounted for 10% or more of the Company's net sales.

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

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


  Income taxes--The Company records on its balance sheet deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in different periods for financial statement purposes versus tax return purposes. Management provides a valuation allowance for net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered through future operations (see Note 12). Subsequent to the Recapitalization, Dynamic Details and DDi Capital are included as part of the consolidated tax return filed by DDi Corp. For financial statement purposes, each of Dynamic Details and DDi Capital has provided for income taxes as if it were filing separately throughout each year.

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

  Foreign currency translation--The Company has designated local currency as the functional currency for its foreign subsidiaries. Accordingly, the assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resulting translation gains and losses are included as a component of stockholders' equity on the consolidated balance sheet. The impact of these translation gains and losses on comprehensive income are included on the consolidated statement of comprehensive income.

  Derivative financial instruments--The Company has only limited involvement with derivative financial instruments. As of December 31, 1998, the Company had entered into interest rate exchange agreements ("Swap Agreements") to reduce the risk of fluctuations in interest rates applicable to its Senior Term Facility (see Note 6). In January 1999, the Company elected to modify the terms of its Swap Agreements, resulting in no gain or loss. In June 1999, the Company elected to terminate and concurrently replace its Swap Agreements (as modified). The gain recognized from the termination of the Swap Agreements, along with the proceeds received from the execution of the new interest rate exchange agreements ("New Swap Agreements") is being amortized over the term of the respective Swap Agreements using the effective interest method. In October 2000, in connection with DDi Corp.'s follow-on public offering, the Company elected to terminate and concurrently replace an existing interest rate exchange agreement. The replacement of the swap agreement reduces the notional amount hedged and the fixed rate of interest to be paid over the effective period of January 1, 2002 through the scheduled maturity of the senior term loans in April 2005. The Company paid $2.0 million to terminate the existing swap agreement. Such payment is being amortized into interest expense as a yield adjustment. Amounts to be paid to/(received from) counterparties under its interest rate exchange agreements are reflected as increases/ (decreases) to periodic interest expense (see Note 8).

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

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


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

  Basic and diluted earnings per share--The Company has adopted the provisions of SFAS No. 128 "Earnings Per Share," which requires the Company to report both basic net income (loss) per share, which is based on the weighted average number of common shares outstanding, excluding contingently issuable shares such as the Class L common stock that were contingently convertible into common stock upon certain events, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

  Prior to the initial public offering (see Note 1 and Note 18), the Company had two classes of common stock, Class A common stock ("Class A common") and Class L common stock ("Class L common"). Class L common was identical to Class A common, except that each share of Class L common was entitled to a preferential payment upon any distribution by the Company equal to the original cost of such share ($364.09) plus an amount which accrues from the original issuance date on a daily basis at 12% per annum, compounded quarterly. After payment of this preference amount, each share of Class A common and Class L common would then share equally in all distributions.

  There were 396,153 and 396,330 Class L common shares issued and outstanding at December 31, 1998 and 1999, respectively. The stated values for Class L common was $147,157 and $147,216 at December 31, 1998 and 1999, respectively. The Class L common liquidation preference was $159,024 and $179,996 at December 31, 1998 and 1999, respectively.

  The following is a reconciliation of the numerator and denominator used in the primary and diluted income (loss) per share calculation:

                                                 Year Ended December 31,
                                              --------------------------------
                                                1998       1999        2000
                                              ---------  ---------  ----------
   Numerator:
   Income (loss) before extraordinary item..  $ (49,698) $ (17,433) $   26,571
   Priority distribution due shares of Class
    L common stock..........................     (6,272)   (14,112)     (4,356)
                                              ---------  ---------  ----------
   Income (loss) allocable to common stock..    (55,970)   (31,545)     22,215
   Extraordinary item.......................     (2,414)       --       (6,367)
                                              ---------  ---------  ----------
   Net income (loss) allocable to common
    stock...................................  $ (58,384) $ (31,545) $   15,848
                                              =========  =========  ==========
   Denominator:
   Weighted average shares of common stock
    outstanding (basic).....................  7,607,024  9,831,042  31,781,536
   Dilutive potential common shares:
   Stock options and warrants...............        --         --    1,738,911
                                              ---------  ---------  ----------
   Shares used in computing diluted income
    (loss) per share........................  7,607,024  9,831,042  33,520,447
                                              =========  =========  ==========

  As a result of the loss before extraordinary item, after deducting priority distributions of Class L common stock, incurred during the years ended December 31, 1998 and 1999 all potential common shares were anti-dilutive and excluded from the diluted net loss per share calculation for those periods.

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


  Pro forma net income per share (unaudited)--Pro forma basic and diluted net income per share for the year ended December 31, 2000 have been calculated based on the net income applicable to common stock assuming the reclassification of DDi Corp.'s Class A and L common stock (see Note 1), which occurred immediately prior to the completion of the initial public offering (see Note 18), had occurred at the beginning of the period.

  Segment Reporting--The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company's chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

  The Company's chief operating decision makers are the Chairman and Chief Executive Officer. Based on the evaluation of the Company's financial information, management believes that the Company operates in one reportable segment which designs, develops, manufactures, assembles and tests complex printed circuit boards, back panels and related electronic products. The Company operates in two geographical areas, domestic (U.S.A.) and international. Revenues are attributed to the country to which the product is sold. Revenues by product and service are not reported as it is impracticable to do so. During the year ended December 31, 2000 there were no material assets or revenues from any individual foreign country.

  The following summarizes financial information by geographic area for DDi
Corp.:

                                                       Year ended December 31,
                                                      --------------------------
                                                        1998     1999     2000
                                                      -------- -------- --------
   Net sales:
     Domestic........................................ $163,393 $275,406 $408,151
     Europe..........................................    4,363    9,161   67,503
     Other...........................................    7,097    7,926   22,011
                                                      -------- -------- --------
       Total......................................... $174,853 $292,493 $497,665
                                                      ======== ======== ========

  Net sales by geographic area for DDi Capital and Dynamic Details for the years ended December 31, 1998, 1999 and 2000 are the same except the sales to Europe were $18,195 for the year ended December 31, 2000.

                                                                  Year ended
                                                                 December 31,
                                                               -----------------
                                                                 1999     2000
                                                               -------- --------
   Long-lived assets:
     Domestic................................................. $282,990 $290,582
     International............................................      --    76,064
                                                               -------- --------
       Total.................................................. $282,990 $366,646
                                                               ======== ========

  Long-lived assets for DDi Capital and Dynamic Details for the years ended December 31, 1999 and 2000 consist only of the domestic long-lived assets.

  Reclassifications--Certain prior year amounts have been reclassified to conform with the 2000 presentation.

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


  Recently issued accounting standards--In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137, issued by the FASB in July 1999, establishes a new effective date for SFAS No. 133. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133." SFAS No. 138 addresses a limited number of issues causing implementation difficulties for SFAS No. 133. SFAS No. 138 is required to be adopted concurrently with SFAS No. 133 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2001. Based upon the nature of the financial instruments and hedging activities in effect as of December 31, 2000, this pronouncement would require the Company to reflect the fair value of its derivative instruments (see Note 8) on the consolidated balance sheet. The initial difference between book value and fair value in these instruments at the date of adoption (January 1, 2001) will be reported as a cumulative-effect-type adjustment to accumulated other comprehensive income. Thereafter, changes in fair value of these instruments will be reflected as a component of comprehensive income.

3. ACCOUNTS RECEIVABLE

  Accounts receivable, net consist of the following:

                                 Dynamic Details
                                 and DDi Capital              DDi Corp.
                            ------------------------- -------------------------
                            December 31, December 31, December 31, December 31,
                                1999         2000         1999         2000
                            ------------ ------------ ------------ ------------
   Accounts receivable.....   $44,358      $ 99,734     $44,358      $112,705
   Less: Allowance for
    doubtful accounts......    (1,584)      (11,874)     (1,584)      (12,877)
                              -------      --------     -------      --------
                              $42,774      $ 87,860     $42,774      $ 99,828
                              =======      ========     =======      ========

4. INVENTORIES

  Inventories consist of the following:

                                Dynamic Details and
                                    DDi Capital                DDi Corp.
                             ------------------------- -------------------------
                             December 31, December 31, December 31, December 31,
                                 1999         2000         1999         2000
                             ------------ ------------ ------------ ------------
   Raw materials............   $11,828      $ 9,970      $11,828      $12,561
   Work-in-process..........     5,601       12,117        5,601       14,667
   Finished goods...........     2,780        2,737        2,780        3,062
                               -------      -------      -------      -------
                               $20,209      $24,824      $20,209      $30,290
                               =======      =======      =======      =======

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following:

                               Dynamic Details and
                                   DDi Capital                DDi Corp.
                            ------------------------- -------------------------
                            December 31, December 31, December 31, December 31,
                                1999         2000         1999         2000
                            ------------ ------------ ------------ ------------
   Buildings and leasehold
    improvements...........   $ 18,245     $ 18,497     $ 18,245     $ 20,644
   Machinery and
    equipment..............     73,092      101,141       73,092      120,253
   Office furniture and
    equipment..............     11,538       16,179       11,538       19,535
   Vehicles................        250          334          250        1,157
   Land....................      2,235        2,235        2,235        2,235
   Deposits on equipment...      3,902        2,336        3,902        2,390
                              --------     --------     --------     --------
                               109,262      140,722      109,262      166,214
   Less: Accumulated
    depreciation...........    (46,053)     (59,794)     (46,053)     (73,488)
                              --------     --------     --------     --------
                              $ 63,209     $ 80,928     $ 63,209     $ 92,726
                              ========     ========     ========     ========

  The depreciable lives assigned to buildings are 30-40 years. Existing leasehold improvements are depreciated over 7-15 years. Machinery, office furniture, equipment and vehicles are each depreciated over 3-7 years. Deposits are not depreciated as the related asset has not been placed into service.

  Buildings and leasehold improvements include capital leases of approximately $5.1 million with related accumulated depreciation of $2.0 million and $2.5 million at December 31, 1999 and 2000, respectively. Dynamic Details and DDi Capital machinery and equipment includes capital leases of approximately $4.2 million and $6.5 million, with related accumulated depreciation of $1.6 million and $2.3 million at December 31, 1999 and 2000, respectively. DDi Corp. machinery and equipment includes capital leases of approximately
$4.2 million and $7.2 million, with related accumulated depreciation of $1.6 million and $2.8 million at December 31, 1999 and 2000, respectively.

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

  Long-term debt and capital lease obligations consist of the following:

                              December 31, 1999             December 31, 2000
                         -----------------------------  ----------------------------
                          Dynamic     DDi       DDi     Dynamic     DDi       DDi
                          Details   Capital    Corp.    Details   Capital    Corp.
                         ---------  --------  --------  --------  --------  --------
Senior Term Facility.... $ 251,738  $251,738  $251,738  $147,743  $147,743  $147,743
10.0% Senior
 Subordinated Notes.....   100,000   100,000   100,000   100,000   100,000   100,000
12.5% Capital Senior
 Discount Notes, face
 amount of $110,000 and
 $63,000 at December 31,
 1999 and 2000,
 respectively, net of
 unamortized discount of
 $32,283 and $12,689 at
 December 31, 1999 and
 2000, respectively.....       --     77,717    77,717       --     50,311    50,311
13.5% Intermediate
 Senior Discount Notes,
 face amount $66,810 net
 of unamortized discount
 of $26,051 at December
 31, 1999...............       --        --     40,759       --        --        --
DDi Europe Facilities
 Agreement..............       --        --        --        --        --     27,249
Capital lease
 obligations............     6,524     6,524     6,524     7,399     7,399     7,940
                         ---------  --------  --------  --------  --------  --------
                           358,262   435,979   476,738   255,142   305,453   333,243
Less: current
 maturities.............    (7,035)   (7,035)   (7,035)  (13,656)  (13,656)  (16,935)
                         ---------  --------  --------  --------  --------  --------
                         $ 351,227  $428,944  $469,703  $241,486  $291,797  $316,308
                         =========  ========  ========  ========  ========  ========

Senior Credit Facility

  In connection with the merger with DCI (see Note 14), Dynamic Details entered into an agreement with a co-syndication of banks, including Chase Manhattan Bank, N.A. and Bankers Trust Company. Borrowings under this agreement consist of the Senior Term Facility and the Revolving Credit Facility (collectively, the "Senior Credit Facility"). Under the terms of this agreement, Dynamic Details must comply with certain restrictive covenants, which include the requirement that Dynamic Details meet certain financial tests. In addition, Dynamic Details is restricted from making certain payments, including dividend payments to its stockholders. The Senior Credit Facility is jointly and severally guaranteed by Intermediate and DDi Capital, and is collateralized by a pledge of substantially all of the capital stock of Dynamic Details and certain of its subsidiaries. The Senior Credit Facility expires in April 2005.

 Senior Term Facility

  Under the Senior Term Facility, $255.0 million ($105.0 million under Tranche A and $150.0 million under Tranche B) was advanced to Dynamic Details in connection with the merger with DCI (see Note 14) on July 23, 1998. Scheduled principal and interest payments are due quarterly beginning June 30, 1999 (other than with respect to the last installment, which is due on July 22, 2004 and April 22, 2005 for Tranche A and Tranche B, respectively). Borrowings under the Senior Term Facility bear interest at a floating rate at the Company's option at a rate equal to either (1) 2.25%, for Tranche A, and 3.00%, for Tranche B, per annum plus the applicable LIBOR rate or (2) 1.25%, for Tranche A, and 1.50%, for Tranche B, per annum plus the higher of (a) the applicable prime lending rate of The Chase Manhattan Bank (9.5% at December 31, 2000) or (b) the federal reserve reported overnight funds rate plus 1/2 of 1% per annum (the "Index Rate"). The applicable margin of 2.25% for Tranche A is subject to reduction in accordance with an agreed upon pricing grid based on decreases in the Company's consolidated leverage ratio, defined as consolidated total debt to consolidated

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)

EBITDA (earnings before net interest expense, income taxes, depreciation, amortization and extraordinary or non-recurring expenses). As of December 31, 2000, the Company elected the LIBOR rate (6.6% at December 31, 2000), reset monthly.

  In April 2000, the Company used a portion of the proceeds from DDi Corp.'s initial public offering (see Note 18) to repay $100.0 million of the Senior Term Facility. The balance at December 31, 1999 and 2000 was $251.7 million and $147.7 million, respectively.

 Revolving Credit Facility

  Dynamic Details also has a $45.0 million Revolving Credit Facility for revolving credit loans, letters of credit and swing line loans which expires on July 22, 2004. Advances under the Revolving Credit Facility bear interest at the Company's option at a rate equal to either (1) 2.25% per annum plus the applicable LIBOR rate or (2) 1.25% per annum plus the Index Rate. In addition, Dynamic Details is required to pay a fee of 1/2 of 1% per annum on the average unused commitment under the Revolving Credit Facility. At December 31, 1999 and 2000, Dynamic Details had no borrowings outstanding on this Revolving Credit Facility and had $0.7 million reserved against the Revolving Credit Facility for a letter of credit. As of December 31, 2000, the Company elected the LIBOR rate (6.6% at December 31, 2000), reset monthly.

 Uncommited Incremental Borrowing Facility

  In October 2000, concurrent with the closing of DDi Corp.'s follow on offering (see Note 18), the Company entered into an amendment to the Senior Credit Facility, which made available a $30.0 million uncommited incremental borrowing facility.

Senior Subordinated Notes

  Subsequent to the Recapitalization, on November 18, 1997, Dynamic Details issued $100 million of Senior Subordinated Notes. The Senior Subordinated Notes bear interest at 10% per annum, payable semi-annually in arrears on each May 15 and November 15 of each year, through the maturity date on November 15, 2005.

  Except as described below, Dynamic Details may not redeem the Senior Subordinated Notes prior to November 15, 2001. On or after November 15, 2001, the Senior Subordinated Notes may be redeemed at the option of Dynamic Details, in whole or in part from time to time, at redemption prices ranging from 105% of principal amount in the year ended November 15, 2001 to 100% of principal amount subsequent to November 15, 2004, plus accrued and unpaid interest.

  The Senior Subordinated Notes are guaranteed, on a senior subordinated basis, jointly and severally, by DDi Capital and its wholly-owned subsidiaries (the "Guarantors"). The Senior Subordinated Note indenture also contains covenants that restrict the Guarantors from incurring additional indebtedness and from making certain payments, including dividend payments to its stockholders.

Capital Senior Discount Notes

  In 1997, subsequent to the Recapitalization, DDi Capital issued $110.0 million face amount at maturity (net proceeds of $60.1 million) of senior discount notes ("Capital Senior Discount Notes"), and DDi Capital later succeeded to DDi Corp. obligations under the Capital Senior Discount Notes. The Capital Senior Discount Notes are unsecured, senior obligations and will be effectively subordinated to all future indebtedness and liabilities of

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)

DDi Capital's subsidiaries. The Capital Senior Discount Notes begin bearing cash interest of 12.5% at November 15, 2002, payable each May 15 and November 15 in arrears, through the maturity date of November 15, 2007.

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

  The Company repurchased a portion of the Capital Senior Discount Notes with an aggregate principal amount at maturity of $47.0 million with a portion of the proceeds from DDi Corp.'s October 2000 follow-on public offering (see Note
18). The balance at December 31, 1999 and 2000 was $77.7 million and
$50.3 million, respectively.

Intermediate Senior Discount Notes

  In July 1998, Intermediate issued senior discount notes ("Intermediate Senior Discount Notes") in conjunction with the merger to DCI (see Note 14), the proceeds of which amounted to approximately $33 million and were contributed through DDi Capital to Dynamic Details. These notes accrete in value at a rate of 13.5%, compounded semi-annually and have a stated maturity of June 30, 2008. These notes have a stated principal at maturity of approximately $66.8 million. These notes were redeemed in full with the proceeds from DDi Corp.'s April 2000 initial public offering and DDi Corp.'s October 2000 follow-on public offering (see Note 18).

DDi Europe Facilities Agreement

  In connection with the acquisition of MCM (see Note 14), the Company assumed MCM's remaining outstanding indebtedness under a facilities agreement dated May 27, 1999 between MCM and the Governor of the Bank of Scotland as arranger, agent, security trustee, term loan bank and working capital bank ("the DDi Europe Facilities Agreement"). The DDi Europe Facilities Agreement consists of
(1) a Tranche A term loan facility of approximately $26 million; (2) a Tranche B term loan facility of approximately $4 million; (3) a Tranche C term loan facility of up to an aggregate principal amount of approximately $5 million; and (4) a working capital facility of up an aggregate maximum principal amount of approximately $6 million.

  The DDi Europe Facilities Agreement expires on June 30, 2007 and requires DDi Europe to meet financial ratios and to comply with other restrictive covenants. All the assets of DDi Europe are pledged as collateral under the DDi Europe facilities agreement.

  The Tranche A term loan facility is repayable in increasing quarterly installments beginning in June 2000 with the final payment payable in September 2006. The Tranche B term loan facility is repayable in full in June 2007. The Tranche C term loan facility is repayable in annual installments between March 2001 and March 2006. The working capital facility is available until July 2002.

  Borrowings under the facilities bear interest at varying rates, comprising LIBOR at the dates of commencement of the relevant quarterly interest period plus a margin of 2.06% for Tranche A, 3.56% for Tranche B, and 2.06% for Tranche C and 2.06% for the working capital facility. Interest payments are due quarterly.

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


  The DDi Europe Facilities Agreement requires payments of non-utilization fees on the average unused portion of each of the facilities.

Debt Issuance Costs

  In connection with obtaining the Senior Subordinated Notes and Senior Credit Facility, Dynamic Details incurred approximately $12.8 million in fees which have been capitalized as debt issuance costs. In connection with the amendments made to the Senior Credit Facility during 2000, to allow for the use of proceeds pursuant to DDi Corp.'s public offerings (see Note 18), Dynamic Details incurred approximately $1.5 million in fees which have also been capitalized as debt issuance costs. Additionally, in connection with the issuance of the Capital Senior Discount Notes, DDi Capital incurred approximately $3.7 million in debt issuance costs and in connection with the issuance of the Intermediate Discount Notes, Intermediate incurred approximately $0.8 million in debt issuance costs. Accumulated amortization as of December 31, 1999 and 2000 for Dynamic Details was approximately
$3.3 million and $5.1 million, respectively, for DDi Capital was approximately $3.4 million and $5.2 million, respectively, and for DDi Corp. was approximately $3.5 million and $5.2 million, respectively. During 1998, certain debt was retired and the net carrying amount of the related debt issuance costs were written off, resulting in an extraordinary loss of $2.4 million, net of related income taxes of $1.5 million. During 2000, certain debt was retired and the net carrying amount of the related debt issuance costs were written off, resulting in an extraordinary loss of $670 (net of related income taxes of $428) for Dynamic Details, an extraordinary loss of $2,189 (net of related income taxes of $1,437) for DDi Capital and an extraordinary loss of $6,367 (net of related income taxes of $4,207) for DDi Corp.

Change of Control

  Upon a change in control, as defined in the Senior Subordinated Note and the Capital Senior Discount Note indentures, Dynamic Details or DDi Capital may redeem the Senior Subordinated Notes or the Capital Senior Discount Notes, respectively, in whole, but not in part, before November 15, 2002 at 100% of principal in the case of the Senior Subordinated Notes, or 100% of the accreted value in the case of the Capital Senior Discount Notes, plus the applicable premium, as defined in the Senior Subordinated Note and the Capital Senior Discount Note indentures, and accrued and unpaid interest as of the date of redemption. In the event the Company does not elect to redeem the notes prior to such date, each holder of the Subordinated Notes and Capital Senior Discount Notes may require Dynamic Details or DDi Capital, respectively, to repurchase all or a portion of such holder's notes at a cash purchase price equal to 101% of the principal amount or the accreted value, plus accrued and unpaid interest if any, to the date of repurchase. The Senior Credit Facility provides that the occurrence of such a change in control constitutes an event of default, which could require the immediate repayment of Senior Credit Facility.

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


Future Payments

  As of December 31, 2000, the scheduled future annual principal payments of long-term debt, excluding capital lease obligations (see Note 10), are as follows:

                                                   Dynamic                DDi
                                                   Details  DDi Capital  Corp.
                                                   -------- ----------- --------
     Year Ending December 31,
       2001....................................... $ 11,924  $ 11,924   $ 14,910
       2002.......................................   15,552    15,552     19,098
       2003.......................................   19,338    19,338     23,071
       2004.......................................   43,410    43,410     47,425
       2005.......................................   57,519    57,519     61,628
     Thereafter...................................  100,000   163,000    171,860
                                                   --------  --------   --------
                                                   $247,743  $310,743   $337,992
                                                   ========  ========   ========

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                Dynamic Details and
                                    DDI Capital                DDi Corp.
                             ------------------------- -------------------------
                             December 31, December 31, December 31, December 31,
                                 1999         2000         1999         2000
                             ------------ ------------ ------------ ------------
   Accrued salaries and
    related benefits.......    $ 7,347      $21,512      $ 7,347      $21,470
   Accrued interest
    payable................      1,307        1,319        1,307        1,319
   Accrued restructuring
    charges................      2,600          475        2,600          475
   Other accrued expenses..      7,109       11,708        7,157       16,643
   Escrow payable to
    redeemed stockholders..      3,900        2,633        3,900        2,633
                               -------      -------      -------      -------
                               $22,263      $37,647      $22,311      $42,540
                               =======      =======      =======      =======

8. DERIVATIVES

  Pursuant to its interest rate risk management strategy and to certain requirements imposed by the Company's Senior Credit Facility (see Note 6), the Company entered into two interest rate exchange agreements ("Swap Agreements"), effective October 1, 1998. Together these agreements represented an effective cash flow hedge of the variable rate of interest (1-month LIBOR) paid under the Senior Term Facility, minimizing exposure to increases in interest rates related to this debt over its scheduled term. Under the Swap Agreements, the Company received a variable rate of interest (1-month LIBOR) and paid a fixed rate of interest (blended annual rate of 5.27%). These rates were applied to a notional amount ($255.0 million from October 1 through December 31, 1998) which decreases at such times, and in such amounts, as to conform with the principal outstanding under the Senior Term Facility through its scheduled maturity in 2005. In January 1999, the Company and each counterparty agreed to modify certain features of the Swap Agreements. In return for a reduction in the blended fixed rate of interest paid by the Company (to 4.96% per annum), the counterparties were granted the option to terminate their respective agreements on January 31, 2002.

  In June 1999, the Company elected to terminate and concurrently replace the Swap Agreements. The Company received cash proceeds of approximately $6.1 million from these transactions which is being

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)

recognized as a reduction to interest expense. Of this amount, approximately $5.6 million represents the gain from the termination of the Swap Agreements and is therefore being amortized through January 2002, the original scheduled maturity of the Swap Agreements. The remaining $0.5 million represents proceeds from the execution of the new interest rate exchange agreements ("New Swap Agreements") and is being amortized into interest expense using the effective interest method through April 2005, over the term of the New Swap Agreements. It is anticipated that the impact of this amortization will not materially affect interest expense in any period.

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

  In April 2000, due to the repayment of a portion of the principal of the Senior Term Facility funded from the proceeds of the initial public offering (see Note 18), the Company modified the New Swap Agreements. Under the terms of the modified New Swap Agreements, the application of the interest rate caps of 5.65% and 7.00% has been extended until December 31, 2001 (from August 31,
2001) and the notional amount of the swap through December 31, 2001 was reduced in proportion to the reduction in Senior Term Facility principal so that it is applied to 100% of the principal balance. The interest rate cap of 5.65%, however, is only effective through December 31, 2000 when it becomes 5.75% effective January 1, 2001 through the end of the swap term on December 31, 2001. In addition, the application of the fixed annual rate of 7.35% has been deferred until January 1, 2002 (from September 1, 2001).

  In October 2000, in connection with DDi Corp.'s follow on public offering (see Note 18), the Company elected to terminate and concurrently replace an existing interest rate exchange agreement under the New Swap Agreements. The replacement of this agreement reduces the notional amount hedged to 50% and reduces the fixed rate of interest to be paid over the effective period of January 1, 2002 through the scheduled maturity of the senior term loans in April 2005 to 6.58%. The Company paid $2.0 million to terminate the existing swap agreement. Such payment will be amortized into interest expense as a yield adjustment. Amounts to be paid to/(received from) counterparties under its interest rate exchange agreements are reflected as increases/ (decreases) to periodic interest expense.

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

        DDI CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


  MCM entered into an interest rate swap agreement ("DDi Europe Swap Agreement") effective January 12, 2000 which represents an effective cash flow hedge of the variable rate of interest (3-month LIBOR) paid under the DDi Europe Facilities Agreement, minimizing exposure to increases in interest rates related to this debt over the scheduled term of the DDi Europe Swap Agreement through September 2002. Under the DDi Europe Swap Agreement, DDi Europe pays a fixed rate of interest at an annual rate of 6.92%. This rate is applied to fixed amounts of debt per the agreement, which approximate 93% of the outstanding balance at December 31, 2000.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The fair value of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities and variable rate debt approximate book value as of December 31, 1999 and 2000. As of December 31, 1999 and 2000, the fair value of the Company's Senior Subordinated Notes, Capital Senior Discount Notes, New Swap Agreements and DDi Europe Swap Agreement were different from their carrying values. The fair values of the Company's Senior Subordinated Notes and Capital Senior Discount Notes are estimated based on their quoted market prices. The fair value of the Company's swap agreements as of December 31, 1999 and 2000 is based on the difference between the Company's interest rate as determined by the New Swap Agreements and DDi Europe Swap Agreement and the market interest rate for swaps with the same contractual terms as of December 31, 1999 and 2000, respectively.

  The estimated fair values of the Company's financial instruments are as follows:

                           DDi Capital and                     DDi Capital and
                           Dynamic Details      DDi Corp.      Dynamic Details       DDi Corp.
                          December 31, 1999 December 31, 1999 December 31, 2000  December 31, 2000
                          ----------------- ----------------- -----------------  -----------------
                          Carrying   Fair   Carrying   Fair   Carrying   Fair    Carrying   Fair
                           Amount   Value    Amount   Value    Amount   Value     Amount   Value
                          -------- -------- -------- -------- -------- --------  -------- --------
Variable rate debt:
 Revolving Credit
  Facility..............  $    --  $    --  $    --  $    --  $    --  $    --   $    --  $    --
 Senior Term Facility...  $251,738 $251,738 $251,738 $251,738 $147,743 $147,743  $147,743 $147,743
 DDi Europe Facilities
  Agreement.............  $    --  $    --  $    --  $    --  $    --  $    --   $ 27,249 $ 27,249
Fixed rate debt:
 10% Senior Subordinated
  Notes.................  $100,000 $ 92,500 $100,000 $ 92,500 $100,000 $ 92,000  $100,000 $ 92,000
 Capital Senior Discount
  Notes.................  $ 77,717 $ 57,200 $ 77,717 $ 57,200 $ 50,311 $ 49,140  $ 50,311 $ 49,140
 Intermediate Senior
  Discount Notes........  $    --  $    --  $ 40,759 $ 43,408 $    --  $    --   $    --  $    --
 New Swap Agreements....  $    --  $  1,346 $    --  $  1,346 $    --  $   (627) $    --  $   (627)
 DDi Europe Swap
  Agreement.............  $    --  $    --  $    --  $    --  $    --  $    --   $    --  $   (523)

10. CAPITAL LEASE OBLIGATIONS

  Dynamic Details and DDi Capital lease certain facilities and equipment under capital lease obligations bearing implicit interest rates ranging from 8% to 12%. The terms of the leases require monthly payments of approximately $213 including interest at December 31, 2000. Certain leases contain an option for an additional term at the end of the initial term and an option to purchase the facilities and equipment at their fair values at the end of the initial term and at the end of the second term. DDi Corp. leases certain facilities and equipment under capital lease obligations bearing implicit interest rates ranging from 8% to 13%. The terms of the leases require monthly payments of approximately $250 including interest at December 31, 2000. Certain leases contain an option for an additional term at the end of the initial term and an option to purchase the facilities and equipment at their fair values at the end of the initial term and at the end of the second term.

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


Future Payments

  Aggregate annual maturities of capital lease obligations (for periods subsequent to December 31, 2000) are as follows:

                                Dynamic Details & DDi Capital                        DDi Corp.
                          ------------------------------------------ ------------------------------------------
                                                         Present                                    Present
                                         Less Amounts  Value of Net                 Less Amounts  Value of Net
                          Total Minimum  Representing    Minimum     Total Minimum  Representing    Minimum
                          Lease Payments   Interest   Lease Payments Lease Payments   Interest   Lease Payments
                          -------------- ------------ -------------- -------------- ------------ --------------
Year ending December 31,
 2001...................      $2,535        $  802        $1,733        $ 2,834        $  808        $2,026
 2002...................       2,169           635         1,534          2,394           637         1,757
 2003...................       1,931           473         1,458          1,956           473         1,483
 2004...................       1,705           317         1,388          1,705           317         1,388
 2005...................       1,447           161         1,286          1,447           161         1,286
                              ------        ------        ------        -------        ------        ------
                              $9,787        $2,388        $7,399        $10,336        $2,396        $7,940
                              ======        ======        ======        =======        ======        ======

11. STOCKHOLDERS' EQUITY

Common Stock Warrants

  As part of the financing associated with the Recapitalization, warrants were granted to affiliates of The Chase Manhattan Bank to purchase 447,174 shares of common stock of DDi Corp. In connection with the initial public offering (see Note 18), these affiliates of The Chase Manhattan Bank received 447,123 shares of common stock through a cashless exercise of their outstanding warrants. A fair value of $3,420 was ascribed to the warrants and recorded as a debt discount. In connection with the initial public offering, these warrants were exercised.

  In connection with the DCI Merger (see Note 14), warrants were granted to purchase 195,406 shares of common stock at $21.79 per share. As of December 31, 2000, 4,659 shares were exercised, leaving 190,747 outstanding. Such warrants are exercisable through July 22, 2008.

Common Stock

  At December 31, 1999 and 2000, DDi and DDi Capital had 100 and 1,000 shares, respectively, of $0.01 par value common stock, authorized, issued and outstanding. DDi Corp. had 75,000,000 shares authorized, 24,302,831 and 44,328,371 shares of $0.01 par value common stock issued and outstanding at December 31, 1999 and 2000, respectively.

Stock Options

  Prior to the Recapitalization, the Company had two stock option plans, the 1996 Performance Stock Option Plan (the "1996 Stock Option Plan") and the 1996 Employee Stock Option Plan (the "1996 Employee Plan") together the "1996 Option Plans." The term of the options under these plans is ten years from the date of grant. The options under these plans were fully vested as of December 31, 2000. During 1998 and 1999 there were no grants, exercises, forfeitures, or expirations of options under either the 1996 Stock Option Plan or the 1996 Employee Plan. During 2000, there were no grants or forfeitures under both plans and 256,273 shares were exercised, leaving 274,566 vested shares outstanding at December 31, 2000. As of December 31, 2000, the options outstanding under both of these plans had remaining weighted-average contractual terms of approximately six years.

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


  In 1997, DDi Corp. adopted its 1997 Details, Inc. Equity Incentive Plan (the "1997 Employee Stock Option Plan"), authorizing the grant of options to certain management of the Company to purchase 659,786 shares of common stock. The term of the options under this plan is ten years from the date of grant. Options granted under this plan vest in equal monthly amounts over four years, with immediate vesting upon a change in control or sale of all of the assets of the Company. Of the total shares authorized under the plan, options to purchase half of the shares (329,893) have an exercise price of $1.78 ("$1.78 Options"), with the other half having an exercise price of $21.79 ("$21.79 Options"). For all options granted under this plan, the exercise prices approximated the estimated fair value at the date of grant, resulting in no compensation expense. As of December 31, 2000, the options outstanding under this plan had a remaining weighted-average contractual term of approximately seven years.

  Stock option activity under the 1997 Employee Stock Option Plan is:

                                             $1.78 Options    $21.79 Options
                                            ---------------  ----------------
                                                     Number           Number
                                            Exercise   of    Exercise   of
                                             Price   Shares   Price   Shares
                                            -------- ------  -------- -------
   Balance at December 31, 1997............    --       --    $21.79  326,089
   Granted.................................    --       --       --       --
   Exercised...............................    --       --       --       --
   Forfeited...............................    --       --       --       --
                                             -----   ------   ------  -------
   Balance at December 31, 1998............    --       --    $21.79  326,089
   Granted.................................  $1.78   27,444   $21.79   33,778
   Exercised...............................    --       --       --       --
   Forfeited...............................    --       --    $21.79  (25,333)
                                             -----   ------   ------  -------
   Balance at December 31, 1999............  $1.78   27,444   $21.79  334,534
   Granted.................................    --       --       --       --
   Exercised...............................  $1.78   (2,891)  $21.79   (1,051)
   Forfeited...............................  $1.78   (6,908)  $21.79  (30,059)
                                             -----   ------   ------  -------
   Balance at December 31, 2000............          17,645           303,424
                                                     ======           =======
   Options exercisable at December 31,
    2000...................................           6,010           242,030
                                                     ======           =======

  The weighted average fair value per option (computed using the minimum-value method as the Company was a non-public entity when the options were granted) of the stock options granted in 1999 was nil. Fair value was estimated using the minimum-value method, a risk-free interest rate of 6.0% for 1999 and 2000, respectively, and an expected life of 3 months for the grants in 1999. No dividends were assumed to be declared.

  In connection with the DCI merger (see Note 14), the Board of Directors adopted, and the stockholders of DDi Corp. approved, the Details Holdings Corp.-Dynamic Circuits 1996 Stock Option Plan ("DCI 1996 Plan") and the Details Holdings Corp.-Dynamic Circuits 1997 Stock Option Plan ("DCI 1997 Plan"), together the "DCI Stock Option Plans", which authorized the granting of stock options and the sale of Common Stock in connection with the merger with DCI. The terms applicable to options issued under the DCI Stock Option Plans are substantially similar to the terms applicable to the options to purchase shares of DCI outstanding immediately prior to the merger with DCI. These terms include vesting from the date of merger through 2002 for those options outstanding as of the date of the merger with DCI. Options granted under these plans subsequent to the merger will typically vest in equal monthly amounts over four years. An optionholder's scheduled vesting is dependent

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)

upon continued employment with the Company. Upon termination of employment, any unvested options as of the termination date are forfeited.

  In connection with the DCI merger, DDi Corp. converted each DCI stock option award into the right to receive a cash payment and an option to purchase shares of Common Stock. The options granted in 1998 bear exercise prices of either $0.56 ("$0.56 Options") or $21.79 ("$21.79 Options") or $12.64 ("$12.64
Options"). During 1999, options to purchase shares of common stock were also granted with an exercise price of $1.78 ("$1.78 Options").

  As of December 31, 2000, there are no options available for grant under the DCI Stock Option Plans. The maximum term of the options under the DCI 1996 Plan is August 2006 and under the DCI 1997 Plan is March 2008. As of
December 31, 2000, all options outstanding under the DCI Stock Option Plans had weighted average remaining contractual lives of approximately six years.

  Stock option activity since July 23, 1998 (date of DCI merger) is as follows:

                           $0.56 Options       $21.79 Options     $1.78 Options      $12.64 Options
                         ------------------  ------------------ ------------------ ------------------
                         Exercise Number of  Exercise Number of Exercise Number of Exercise Number of
                          Price    Shares     Price    Shares    Price    Shares    Price    Shares
                         -------- ---------  -------- --------- -------- --------- -------- ---------
Balance at July 23,
 1998...................  $0.56    718,122    $21.79   39,160      --        --     $12.64   935,855
Granted.................    --         --        --       --       --        --        --        --
Exercised...............  $0.56   (328,357)      --       --       --        --        --        --
Forfeited...............  $0.56     (9,316)   $21.79     (533)     --        --     $12.64   (12,736)
                          -----   --------    ------   ------    -----    ------    ------  --------
Balance at December 31,
 1998...................  $0.56    380,449    $21.79   38,627      --        --     $12.64   923,119
Granted.................  $0.56      4,551    $21.79      247    $1.78    25,268    $12.64     5,936
Exercised...............  $0.56   (110,774)      --       --       --        --        --        --
Forfeited...............  $0.56    (31,355)   $21.79   (1,727)     --        --     $12.64   (15,700)
                          -----   --------    ------   ------    -----    ------    ------  --------
Balance at December 31,
 1999...................  $0.56    242,871    $21.79   37,147    $1.78    25,268    $12.64   913,355
Granted.................    --         --        --       --       --        --        --        --
Exercised...............  $0.56    (93,394)   $21.79   (6,264)   $1.78    (2,889)   $12.64  (302,614)
Forfeited...............  $0.56     (1,764)   $21.79     (215)   $1.78    (3,607)   $12.64    (3,838)
                          -----   --------    ------   ------    -----    ------    ------  --------
Balance at December 31,
 2000...................           147,713             30,668             18,772             606,903
                                  ========             ======             ======            ========
Options exercisable at
 December 31, 2000......           108,629             28,453              3,853             556,366
                                  ========             ======             ======            ========

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


  For all options granted under the DCI Stock Option Plans in 1998 and 1999, the exercise prices approximated the estimated fair value at the date of grant, resulting in no compensation expense. Fair value was estimated using the minimum-value method as the Company was a non-public entity when the options were granted, a risk-free interest rate of 5.6% for 1998 and 6.0% for 1999 and an expected life of 3 months for both $0.56 Options and $1.78 Options or two years for both $21.79 Options and $12.64 Options. No dividends were assumed to be declared. The weighted-average fair value per option of the stock options granted under the DCI Stock Option Plans in 1998 and 1999 were as follows:

                                                                    Value per
                                                                     Option
                                                                 ---------------
       Option category                                           1998 1999  2000
       ---------------                                           ---- ----- ----
       $0.56 Options............................................ Nil    Nil N/A
       $1.78 Options............................................ --   $0.10 N/A
       $21.79 Options........................................... Nil    Nil N/A
       $12.64 Options........................................... $39  $  41 N/A

  During 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Plan"). No future grants will be made under existing plans as of the effective date of the 2000 Plan. A total of (a) 4,100,000 shares of common stock, (b) any shares returned to existing plans as a result of termination of options and (c) annual increases of 1.0% of outstanding common stock to be added on the date of each annual meeting of the Company's stockholders commencing in 2001, or such lesser amounts as may be determined by the Company, will be reserved for issuance pursuant to the 2000 Plan. The 2000 Plan provides for the grant of incentive stock options to employees (including officers and employee directors) and for the grant of nonstatutory stock options to employees, directors and consultants. The 2000 Plan also provides for the grant of stock appreciation rights, restricted stock, unrestricted stock, deferred stock, and securities (other than stock options) which are convertible into or exchangeable for common stock on such terms and conditions as the Company determines. The weighted-average fair value per option of the stock options granted under the 2000 Plan was $10.40, calculated using the Black-Scholes option pricing model, assuming that no dividends were to be declared, a volatility of 100% and a risk free interest rate of 6.22%. These options have an average life of 4 years and vest in yearly installments for the first 2 years and quarterly installments thereafter.

  Stock option activity under the 2000 Plan since the Company's initial public offering on April 14, 2000 is as follows:

                                                                      Number of
                                                      Exercise Price   Shares
                                                      --------------- ---------
   Balance at April 14, 2000.........................                       --
   Granted........................................... $12.00 - $38.31 2,138,930
   Exercised.........................................             --        --
   Forfeited......................................... $12.00 - $14.00   (72,050)
                                                                      ---------
   Balance at December 31, 2000...................... $12.00 - $38.31 2,066,880
                                                                      =========
   Options exercisable as of December 31, 2000.......                       --
                                                                      =========

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


  The following table summarizes information regarding stock options outstanding under the 2000 Plan at December 31, 2000:

                                          Options Outstanding
                          ---------------------------------------------------------
          Range of          Number          Weighted-Average
          Exercise        Outstanding          Remaining           Weighted-Average
           Prices         at 12/31/00       Contractual Life        Exercise Price
          --------        -----------       ----------------       ----------------
       $12.00 - 14.00      1,844,530              9.3                   $13.13
       $19.56 - 29.11        205,650              9.8                   $25.57
       $32.88 - 38.31         16,700              9.7                   $34.00
       --------------      ---------              ---                   ------
       $12.00 - 38.31      2,066,880              9.4                   $14.54

  During 2000, the Company's Board of Directors adopted the Employee Stock Purchase Plan ("ESPP") and the non-U.S. Employee Stock Purchase Plan ("non-U.S. ESPP") (collectively the "Plans"). The Plans allow eligible employees to purchase shares of common stock through payroll deductions at a discounted price. A total of 1,450,000 shares of common stock are reserved for issuance under the Plans, 1,250,000 shares under the ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code and 200,000 shares under the non-U.S. ESPP. The Plans allow for purchases in a series of offering periods, each six months in duration, with new offering periods (other than the initial offering period) commencing on January 1 and July 1 of each year. The initial offering period commenced on April 14, 2000, the date of the initial public offering. Unless terminated earlier by the Company's Board of Directors, the plans have a term of ten years. The net weighted-average fair value per share granted under the Plans was $8.42, calculated using the Black-Scholes option pricing model, assuming that no dividends were to be declared, a volatility of 100% and a risk free interest rate of 6.10%. As of December 31, 2000, 69,642 shares of common stock were purchased through the ESPP.

  Had compensation cost for all stock-based compensation plans been determined consistent with SFAS No. 123, DDi Corp.'s net income (loss) allocable to common stock and net income (loss) per share allocable to common stock would have been the following (amounts in millions, except per share data):

                                                               Year Ended
                                                              December 31,
                                                         ---------------------
                                                          1998    1999   2000
                                                         ------- ------- -----
       Net income (loss) allocable to common stock:
         As reported.................................... $(58.4) $(31.5) $15.8
         Pro forma...................................... $(58.8) $(31.6) $11.5
       Income (loss) per share allocable to common
        stock--basic:
         As reported.................................... $(7.68) $(3.20) $0.50
         Pro forma...................................... $(7.73) $(3.22) $0.36
       Income (loss) per share allocable to common
        stock--diluted:
         As reported.................................... $(7.68) $(3.20) $0.47
         Pro forma...................................... $(7.73) $(3.22) $0.34

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


12. INCOME TAX MATTERS

  The provision (benefit) for income taxes before extraordinary items in 1998, 1999, and 2000 consists of the following:

                            December 31, 1998         December 31, 1999          December 31, 2000
                         ------------------------  -------------------------  -------------------------
                         Dynamic   DDi      DDi    Dynamic    DDi      DDi    Dynamic    DDi      DDi
                         Details Capital   Corp.   Details  Capital   Corp.   Details  Capital   Corp.
                         ------- -------  -------  -------  -------  -------  -------  -------  -------
Current:
Federal.................  $ --   $   --   $   --   $ 5,548  $ 4,210  $ 1,302  $29,507  $25,159  $24,147
State...................    666      666      666      349      358      158    3,746    3,092    2,896
Foreign.................    --       --      --        --       --        17      --       --     2,118
                          -----  -------  -------  -------  -------  -------  -------  -------  -------
                            666      666      666    5,897    4,568    1,477   33,253   28,251   29,161
                          -----  -------  -------  -------  -------  -------  -------  -------  -------
Deferred:
Federal.................    (76)  (2,509)  (3,288)  (6,627)  (8,355)  (7,391)  (5,726)  (4,513)  (4,540)
State...................   (119)    (832)    (944)  (1,154)  (1,428)  (1,501)    (297)    (305)    (301)
Foreign.................    --       --       --       --       --       --       --       --       680
                          -----  -------  -------  -------  -------  -------  -------  -------  -------
                           (195)  (3,341)  (4,232)  (7,781)  (9,783)  (8,892)  (6,023)  (4,818)  (4,161)
                          -----  -------  -------  -------  -------  -------  -------  -------  -------
                          $ 471  $(2,675) $(3,566) $(1,884) $(5,215) $(7,415) $27,230  $23,433  $25,000
                          =====  =======  =======  =======  =======  =======  =======  =======  =======

  In connection with the merger of DCI, the Company acquired certain net deferred tax assets of approximately $1.3 million. In connection with the acquisition of MCM, the Company acquired certain net deferred tax liabilities of approximately $1.9 million.

  Deferred income tax assets and liabilities consist of the following:

                             December 31, 1999             December 31, 2000
                         ----------------------------  ----------------------------
                         Dynamic     DDi       DDi     Dynamic     DDi       DDi
                         Details   Capital    Corp.    Details   Capital    Corp.
                         --------  --------  --------  --------  --------  --------
Deferred tax assets:
  Net operating loss
   carryforwards........ $    746  $    941  $    941  $    774  $    774  $    774
  Trade receivables.....    1,858     1,858     1,858     4,996     4,996     4,996
  Deferred
   compensation.........    4,867     4,867     4,867     2,275     2,275     2,275
  Tax credits...........      956       956       956     1,100     1,100     1,100
  Accrued liabilities...    2,812     9,786     9,629     5,695    11,566    11,566
  Amortization..........    1,726     1,726     1,726       411       411       411
  Other.................      194       101       258       177       177       177
                         --------  --------  --------  --------  --------  --------
                           13,159    20,235    20,235    15,428    21,299    21,299
Deferred tax
 liabilities:
  Property, plant and
   equipment............   (1,027)   (1,027)   (1,027)   (1,726)   (1,726)   (1,786)
  Intangible assets.....  (26,639)  (26,639)  (26,639)  (22,186)  (22,186)  (24,648)
                         --------  --------  --------  --------  --------  --------
                          (27,666)  (27,666)  (27,666)  (23,912)  (23,912)  (26,434)
                         --------  --------  --------  --------  --------  --------
Valuation allowance.....     (774)     (774)     (774)     (774)     (774)     (774)
                         --------  --------  --------  --------  --------  --------
    Net deferred tax
     liabilities........ $(15,281) $ (8,205) $ (8,205) $ (9,258) $ (3,387) $ (5,909)
                         ========  ========  ========  ========  ========  ========

  The tax effect related to the extraordinary items (see Notes 6 and 14) is deferred U.S. federal and state taxes for 1998 and current U.S. federal and state taxes for 2000.

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


  The income tax provision (benefit) before the extraordinary items differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate to the income (loss) before income taxes and the extraordinary items due to the following:

                              December 31, 1998            December 31, 1999          December 31, 2000
                          ----------------------------  -------------------------  -----------------------
                          Dynamic     DDi       DDi     Dynamic    DDi      DDi    Dynamic   DDi     DDi
                          Details   Capital    Corp.    Details  Capital   Corp.   Details Capital  Corp.
                          --------  --------  --------  -------  -------  -------  ------- ------- -------
Computed "expected" tax
 expense (benefit)......  $(15,071) $(17,821) $(18,639) $(3,627) $(6,766) $(8,697) $20,343 $17,085 $18,050
Increase (decrease) in
 income taxes resulting
 from:
 State taxes, net of
  credits and federal
  tax benefit...........       356      (108)     (181)    (805)  (1,070)  (1,343)   3,449   2,787   2,595
 Goodwill amortization..     1,320     1,320     1,320    2,456    2,456    2,456    2,515   2,515   3,289
 Foreign tax
  differential..........       --        --        --       --       --       --       --      --     (418)
 In-process research and
  development
  write-off.............    13,650    13,650    13,650      --       --       --       --      --      --
 Other..................       216       284       284       92      165      169      923   1,046   1,484
                          --------  --------  --------  -------  -------  -------  ------- ------- -------
                          $    471  $ (2,675) $ (3,566) $(1,884) $(5,215) $(7,415) $27,230 $23,433 $25,000
                          ========  ========  ========  =======  =======  =======  ======= ======= =======

  The Company has Colorado net operating loss ("NOL") carryforwards of approximately $12.0 million at December 31, 2000. The Colorado NOL carryforwards begin to expire in 2012. A valuation allowance has been established for deferred income tax benefits related to the Colorado NOL carryforwards. Management believes it is more likely than not that these NOL carryforwards may not be realized as a result of the closure of the Colorado facility in December 1999 (see Note 15). The Company also has tax credit carryforwards of $1.1 million which begin expiring in 2003. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the NOL and other tax attribute carryforwards which can be utilized.

  U.S. income taxes have not been provided on approximately $2.8 million of undistributed earnings of foreign subsidiaries since management considers these earnings to be invested indefinitely or substantially offset by foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

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

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


  Employment agreements--Pursuant to certain employment agreements dated September 1, 1995, as amended, effective until October 28, 2000, certain members of senior management received base salaries in the aggregate amount of $1.3 million in both 1999 and 2000, respectively. The base salaries on or after January 1, 2001 will be established by Dynamic Details at a level that equals or exceeds base salaries for 2000. These employees are eligible for annual bonuses based upon the achievement of EBITDA targets. These employees received a bonus in the aggregate amounts of $2.4 million in consideration of prior services which were paid in October 2000.

  In addition, pursuant to an employment agreement dated July 23, 1998, a certain key employee received a base salary of approximately $445 and $474 in 1999 and 2000, respectively. In addition, this key employee is eligible to receive an annual bonus based upon achievement of EBITDA targets. During 1998, this key employee received an award, pursuant to the agreement, of 39,008 Class A Cash Bonus units valued at $1.5725 per unit and 4,953.3 Class L Cash Bonus units valued at $363.2381 per unit. As this award was made to an employee of DCI for services rendered prior to the merger with DCI (see Note
14), the obligation existed as of the merger date and was treated as an acquired liability in accordance with purchase accounting. Post-merger salary and other compensation are recorded as period costs.

  Management agreement--Pursuant to a management agreement among Bain Capital Partners V, L.P. ("Bain"), DDi Corp. and Dynamic Details (the "Management Agreement"), Bain is entitled to a management fee when, and if, it provides advisory services to the Company in connection with potential business acquisitions. Beginning on the first anniversary of the Recapitalization, Bain may, upon the request of the Company, perform certain management consulting services at Bain's customary rates plus reimbursement for reasonable out-of-pocket expenditures. In addition, Bain is entitled to receive a fee equal to approximately 1% of the gross purchase price of any senior financing transaction in connection with an acquisition, recapitalization or refinancing transaction (including assumed debt). In connection with the Recapitalization, NTI acquisition and DCI merger, Bain was paid fees of approximately $3.1 million, approximately $0.4 million, and approximately $2.7 million, respectively. In 2000, Bain was paid a fee of approximately $3.0 million in connection with the MCM transaction and related matters. In 1999, Bain was paid fees of approximately $1.1 million for advisory services. The Management Agreement was terminated by mutual consent of the parties in connection with the closing of DDi Corp.'s initial public offering on April 14, 2000 (see Note
18).

  Operating leases--The Company has entered into various operating leases principally for office space and equipment that expire at various dates through 2022. Future annual minimum lease payments under all non-cancelable operating leases with initial or remaining terms of one year or more consist of the following at December 31, 2000):

                                                        Dynamic Details   DDi
                                                        and DDi Capital  Corp.
                                                        --------------- -------
   Year Ending December 31,
     2001..............................................     $3,453      $ 5,761
     2002..............................................      2,806        4,601
     2003..............................................      1,303        2,835
     2004..............................................        960        2,299
     2005..............................................        757        2,096
     Thereafter........................................        291       17,801
                                                            ------      -------
   Future minimum lease payments.......................     $9,570      $35,393
                                                            ======      =======

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


  Rent expense for 1998 and 1999 was approximately $1.5 million and $3.0 million. Rent expense for 2000 was approximately $3.7 million for Dynamic Details and DDi Capital, and $5.8 million for DDi Corp.

  Litigation--The Company is a party to various legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

  Retirement plans--The Company has various retirement plans available to eligible employees. Participants can elect to contribute 1% to 15% of their annual compensation to the retirement plans. For domestic employees, these contributions are made under Section 401(k) of the Internal Revenue Code. Depending on the plan, the Company matches employee contributions at $0.25 per $1.00 contributed, subject to a maximum per employee participant, or the Company contributes from 3% to 10% of the eligible employee's annual compensation. For the plan years ended December 31, 1998, 1999 and 2000, employer contributions totaled $145, $394 and $683, respectively.

14. MERGERS AND ACQUISITIONS

  On July 23, 1998, pursuant to a Stock Contribution and Merger Agreement, Dynamic Details consummated the merger with DCI ("DCI Merger"). This transaction was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 and accordingly, the results of operations since the date of acquisition are included in the accompanying consolidated financial statements.

DCI

  The DCI Merger was completed for aggregate consideration of approximately $250 million, including the assumption of approximately $72.3 million of DCI's debt, and consisted of a partial redemption, by way of a merger, of DCI's outstanding capital stock for cash with the remaining capital stock being contributed to DDi Corp. in exchange for shares, options, and warrants to purchase shares of the voting common stock of DDi Corp. (estimated value of approximately $73 million). The capital stock of DCI received by DDi Corp. was concurrently contributed through Intermediate and through DDi Capital to Dynamic Details. The DCI Merger was financed with a new $300 million senior bank facility (Senior Credit Facility) and by $33 million of newly issued Intermediate Senior Discount Notes. In connection with the new financing, Dynamic Details used $106 million of the proceeds to retire all of its existing senior term debt, which resulted in an extraordinary loss of $2.4 million, net of related income taxes of $1.5 million.

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

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


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

  As discussed above, a portion of the DCI merger premium was allocated to identifiable intangibles and goodwill. The identifiable intangibles consist primarily of developed technologies, customer relationships/ tradenames, and assembled workforce. The fair value of the developed technology assets at the date of merger was $60 million and represents the aggregate fair value of individually identified technologies that were fully developed at the time of merger. As with the in-process R&D, the developed technologies were valued using a future income approach, in context of the business enterprise value of DCI. The customer relationships/tradenames and assembled workforce assets were assigned values as of the merger date of approximately $21 million and $4 million, respectively.

  Goodwill generated in the merger with DCI has an assigned value of approximately $120 million. As of December 31, 1999 and 2000, the accumulated amortization related to this goodwill and identifiable intangibles acquired in the merger with DCI was approximately $32.9 million and $48.9 million, respectively.

  In conjunction with the merger with DCI in 1998 (see Note 14), CMC, a shareholder of DDi Corp., and its affiliates The Chase Manhattan Bank, N.A. ("Chase") acted as collateral, co-syndication, and administrative agent with regard to the establishment of the Senior Credit Facility. In this capacity, Chase received $2.4 million in fees. Chase also participates as a lender in the syndication, and is a counterparty to one of the Company's interest rate exchange agreements, under terms similar to those of the other participants and counterparties.

  Certain investment funds associated with Bain Capital, Inc. (the "Bain Capital Funds"), the controlling shareholders of DDi Corp., were shareholders of DCI prior to the Company's July 1998 merger with DCI. In conjunction with the merger, the Bain Capital Funds received $22.9 million for the redemption of the DCI common stock it held prior to consummation of the merger.

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


  In connection with the DCI merger and related transactions, Celerity Partners, L.L.C. and its affiliates were paid fees and expenses aggregating approximately $1.7 million. Celerity Partners, L.L.C. is the general partner of Celerity Partners I, L.P., which is the managing member of Celerity Details, L.L.C., Celerity Liquids, L.L.C. and Celerity Circuits, L.L.C., which are each stockholders of DDi Corp.

  The following unaudited pro forma information for the year ended December 31, 1998 presents net sales and net loss before extraordinary item for this period as if the DCI merger was consummated at the beginning of the period. In addition, the actual results of operations for the year ended December 31, 1998 include a $39 million write-off of acquired in-process research and development related to the merger with DCI. This one-time charge has been excluded from the unaudited pro forma results.

                                                                     Pro Forma
                                                                     Year Ended
                                                                    December 31,
                                                                        1998
                                                                    ------------
   Net Sales:
     --Dynamic Details.............................................   $261,000
     --DDi Capital.................................................   $261,000
     --DDi Corp....................................................   $261,000
   Net Loss Before Extraordinary Item:
     --Dynamic Details.............................................   $ (7,000)
     --DDi Capital ................................................   $(12,000)
     --DDi Corp....................................................   $(16,000)

  The unaudited pro forma results are not necessarily indicative of the actual results which have been realized had the transaction actually occurred at the beginning of the period.

MCM

  On April 14, 2000, DDi Corp. completed the acquisition of MCM, a time-critical electronics manufacturing service provider based in the United Kingdom, for a total purchase price of approximately $82 million, excluding acquisition expenses of approximately $4 million, paid in a combination of cash of approximately $10 million, the issuance of 2,230,619 shares of common stock valued at approximately $29 million, the repayment of outstanding indebtedness of MCM of approximately $24 million, and the assumption of approximately $23 million of MCM's remaining outstanding indebtedness (net of cash acquired of approximately $8 million).

  The acquisition of MCM was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, and accordingly, the results of operations of MCM since the date of acquisition are included in the accompanying consolidated financial statements. The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. The Company has allocated to tangible assets (aggregating approximately $30 million) acquired and liabilities assumed (aggregating approximately $46 million), with the remaining consideration consisting primarily of goodwill and identifiable intangible assets.

  The identifiable intangibles consist of developed technologies, non-compete agreements, and assembled workforce. The fair value of the developed technology assets at the date of acquisition was $1 million and represents the aggregate fair value of individually identified technologies that were fully developed at the time of acquisition. The non-compete agreements and assembled workforce assets were assigned values as of the acquisition date of approximately $1 million and $2 million, respectively.

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


  Goodwill generated in the acquisition of MCM has an assigned value of approximately $65 million. As of December 31, 2000, the accumulated amortization related to this goodwill and identifiable intangibles acquired in the acquisition of MCM was approximately $3.3 million.

Automata

  On August 4, 2000, Dynamic Details completed the acquisition of substantially all the U.S. assets of Automata, a Virginia-based manufacturer of technologically advanced printed circuit boards. The Company acquired substantially all the U.S. assets of Automata for total cash consideration of approximately $19.5 million, plus fees and expenses of $0.3 million.

  This transaction was accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 and, accordingly, the results of operations of Automata since the date of the transaction are included in the accompanying consolidated financial statements. The total purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of the purchase price was allocated to goodwill and is being amortized over its estimated useful life of 20 years.

Golden

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

  This transaction was accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 and, accordingly, the results of operations of Golden since the date of the transaction are included in the accompanying consolidated financial statements. The total purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of the purchase price was allocated to goodwill and is being amortized over its estimated useful life of 20 years.

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


Pro Forma Financial Information

  The accompanying consolidated statements of operations include the accounts of MCM for the period April 14, 2000 through December 31, 2000, Automata for the period August 4, 2000 through December 31, 2000 and Golden for the period September 16, 2000 through December 31, 2000. The following pro forma information for the years ended December 31, 2000 and 1999 presents net sales, income (loss) before extraordinary item, and net income (loss) for each of these periods as if the MCM and Automata transactions were consummated at the beginning of each period. The unaudited pro forma financial information does not reflect Golden's pre-acquisition results.

                                                      Pro Forma    Pro Forma
                                                      Year Ended   Year Ended
                                                     December 31, December 31,
                                                         2000         1999
                                                     ------------ ------------
                                                       (in millions, except
                                                          per share data)
   Net Sales:
     --Dynamic Details..............................    $528.0      $ 350.3
     --DDi Capital..................................    $528.0      $ 350.3
     --DDi Corp. ...................................    $548.8      $ 408.5

   Income (Loss) Before Extraordinary Item:
     --Dynamic Details..............................    $ 23.5      $ (32.1)
     --DDi Capital..................................    $ 23.5      $ (32.1)
     --DDi Corp. ...................................    $ 23.6      $ (37.3)

   Net Income (Loss):
     --Dynamic Details..............................    $ 17.1      $ (32.1)
     --DDi Capital..................................    $ 17.1      $ (32.1)
     --DDi Corp. ...................................    $ 17.2      $ (37.3)

   DDi Corp. net income (loss) per share of common
    stock--basic....................................    $ 0.54      $ (3.79)
   DDi Corp. net income (loss) per share of common
    stock--diluted..................................    $ 0.51      $ (3.79)

15. RESTRUCTURING AND OTHER RELATED CHARGES

  In December 1999, management and the Company's Board of Directors approved a plan to consolidate its Colorado operations into its Texas facility, resulting in the closure of the Colorado facility. By combining its Colorado and Texas operations, the Company has eliminated its lower-margin product lines and decreased its overhead costs, gaining efficiency through better capital utilization and streamlined management. Accordingly, such decision has not and is not anticipated to adversely impact the Company's results of operations in future periods. Revenues and EBITDA (earnings before income taxes, depreciation, amortization and net interest expense) for the Colorado facility were approximately $30 million and $(1.7) million, respectively, for the year ended December 31, 1999. Net income/(loss) for this facility is not readily determinable. The closure of this facility was effectively complete as of March 31, 2000.

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

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


  Of the $4.5 million recorded as restructuring costs, approximately $2.0 million relates to severance and related expenses associated with the involuntary termination of the 275 staff and management employees of this plant. The remaining charges are comprised of $1.9 million of inventory-related losses and $0.6 million in expenses principally related to minimum lease payments through the scheduled maturities of the real property operating leases. No amounts related to the accrual for either the $2.0 million in severance and related expenses or the $0.6 million related to the operating leases were expended as of December 31, 1999. As of December 31, 2000, the accrued exit costs remaining was $0.5 million, representing expenses principally related to net rental payments through scheduled maturities of real property operating leases.

  The inventory losses are due entirely to the plan to consolidate the Colorado facility into the Texas facility. Such losses arose from management's decision to cease all production operations in Colorado immediately following the notification to employees of the plant closure in late December 1999. This decision was primarily made to ensure that the Company's quality standards were met with respect to work in-process at the Colorado facility. To expedite the transfer of production from the Colorado facility to the Company's other facilities, nearly all work in-process was scrapped, as were certain production materials that could not be utilized in the Company's other operations. All inventory retained and utilized by the Company is reflected at its lower of cost or market, in accordance with the Company's accounting policies (See Note 2).

  The calculated impairment of net property, plant and equipment was determined in accordance with SFAS No. 121, based upon a detailed review of the individual long-lived assets in the Colorado facility. Management determined that most of these assets would be utilized by the Company's other operations and are not impaired. Other assets, however, were transferred to the Company's other operations, from where they were sold or otherwise disposed, as in the case of obsolete or redundant equipment. The carrying amount of such assets was reduced to estimated fair value, less estimated selling costs. Some assets were neither utilized in the Company's other operations, nor were they saleable. Accordingly, these assets were written-down to zero value. The impairment to assets to be sold or otherwise disposed comprises approximately $1.7 million of the total write-down of net property, plant and equipment. The remaining $0.8 million charge represents the loss on assets possessing no remaining value. The impact of the disposition of these assets was not significant to the Company's results of operations.

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                 Year Ended                Year Ended                Year Ended
                              December 31, 1998         December 31, 1999         December 31, 2000
                          ------------------------- ------------------------- -------------------------
                          Dynamic Details           Dynamic Details           Dynamic   DDi
                          and DDi Capital DDi Corp. and DDi Capital DDi Corp. Details Capital DDi Corp.
                          --------------- --------- --------------- --------- ------- ------- ---------
CASH PAYMENTS FOR:
 Income taxes...........      $ 1,743      $ 1,743      $ 1,141      $ 1,141  $17,461 $17,461  $21,294
                              =======      =======      =======      =======  ======= =======  =======
 Interest...............      $25,773      $25,773      $30,603      $30,603  $20,652 $31,583  $44,992
                              =======      =======      =======      =======  ======= =======  =======
SUPPLEMENTAL SCHEDULE OF
 INVESTING AND
 FINANCING ACTIVITIES:
 Capital lease
  obligations incurred
  for acquisition of
  property and
  equipment.............      $ 1,864      $ 1,864      $   --       $   --   $   --  $   --   $   --
                              -------      -------      -------      -------  ------- -------  -------
 Equity contribution
  from parent...........      $73,246      $   --       $   --       $   --   $   --  $   --   $   --
                              -------      -------      -------      -------  ------- -------  -------
 Equity issued in
  mergers and
  acquisitions (see Note
  14)...................      $   --       $73,246      $   --       $   --    $  --  $   --   $29,062
                              -------      -------      -------      -------  ------- -------  -------

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


17. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

  Subsequent to the Recapitalization, on November 15, 1997, Dynamic Details issued $100 million aggregate principal amount of 10% Senior Subordinated Notes due in 2005 (see Note 6). The Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by Dynamic Details (the "Issuer") and all of its wholly-owned subsidiaries (the "Guarantor Subsidiaries"). As the issuer is a wholly-owned subsidiary of DDi Corp., the accounts of the Issuer are included in the consolidated financial statements of DDi Corp. DDi Corp.'s other wholly-owned subsidiaries ("Non-Guarantor Affiliates") do not fully and unconditionally guarantee the Notes on a joint and several basis.

  The condensed consolidating financial data for the parent included herein accounts for its investments in subsidiaries on an equity method of accounting. All other accounting policies are the same as described in Notes 1 and 2.

         DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

               (In thousands, except share and per share amounts)

                             SUPPLEMENTAL GUARANTOR
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                     December 31, 2000
                           ----------------------------------------------------------------------
                                                     Other
                                     Guarantor   Non-Guarantor                       Consolidated
                            Issuer  Subsidiaries  Affiliates    Parent  Eliminations    Total
                           -------- ------------ ------------- -------- ------------ ------------
Current assets...........  $ 82,242   $ 87,004     $ 23,266    $ 22,209  $     --      $214,721
Non-current assets.......   108,723    250,001       13,806     306,393   (312,277)     366,646
                           --------   --------     --------    --------  ---------     --------
  Total assets...........  $190,965   $337,005     $ 37,072    $328,602  $(312,277)    $581,367
                           ========   ========     ========    ========  =========     ========
Current liabilities......  $ 41,883   $ 44,041     $  9,601    $ 11,176  $     --      $106,701
Non-current liabilities..   117,745    149,049       71,475         --         --       338,269
                           --------   --------     --------    --------  ---------     --------
  Total liabilities......   159,628    193,090       81,076      11,176        --       444,970
                           --------   --------     --------    --------  ---------     --------
  Total stockholders'
   equity (deficit)......    31,337    143,915      (44,004)    317,426   (312,277)     136,397
                           --------   --------     --------    --------  ---------     --------
    Total liabilities and
     stockholders' equity
     (deficit)...........  $190,965   $337,005     $ 37,072    $328,602  $(312,277)    $581,367
                           ========   ========     ========    ========  =========     ========

                                                     December 31, 1999
                           ----------------------------------------------------------------------
                                                     Other
                                     Guarantor   Non-Guarantor                       Consolidated
                            Issuer  Subsidiaries  Affiliates    Parent  Eliminations    Total
                           -------- ------------ ------------- -------- ------------ ------------
Current assets...........  $ 22,472   $ 48,868     $      1    $      4  $     --      $ 71,345
Non-current assets.......   383,919    215,715       15,180      10,837   (342,661)     282,990
                           --------   --------     --------    --------  ---------     --------
  Total assets...........  $406,391   $264,583     $ 15,181    $ 10,841  $(342,661)    $354,335
                           ========   ========     ========    ========  =========     ========
Current liabilities......  $ 29,089   $ 23,130     $     48    $    --   $     --      $ 52,267
Non-current liabilities..   354,397     23,386      111,400         --         --       489,183
                           --------   --------     --------    --------  ---------     --------
  Total liabilities......  $383,486   $ 46,516     $111,448         --         --      $541,450
                           --------   --------     --------    --------  ---------     --------
  Total stockholders'
   equity (deficit)......  $ 22,905   $218,067     $(96,267)     10,841   (342,661)    (187,115)
                           --------   --------     --------    --------  ---------     --------
    Total liabilities and
     stockholders' equity
     (deficit)...........  $406,391   $264,583     $ 15,181    $ 10,841  $(342,661)    $354,335
                           ========   ========     ========    ========  =========     ========

         DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

               (In thousands, except share and per share amounts)

                             SUPPLEMENTAL GUARANTOR
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                               Year Ended December 31, 2000
                          ------------------------------------------------------------------------
                                                     Other
                                     Guarantor   Non-Guarantor                        Consolidated
                           Issuer   Subsidiaries  Affiliates    Parent   Eliminations    Total
                          --------  ------------ ------------- --------  ------------ ------------
Net sales...............  $150,715    $297,642     $ 49,308    $    --     $    --      $497,665
Cost of sales...........    75,809     198,850       31,534         --          --       306,193
                          --------    --------     --------    --------    --------     --------
Gross profit............    74,906      98,792       17,774         --          --       191,472
Operating expenses......    26,272      62,341       10,063         --          --        98,676
                          --------    --------     --------    --------    --------     --------
Income from operations..    48,634      36,451        7,711         --          --        92,796
Interest income
 (expense), net.........   (25,748)     (1,213)     (14,576)        312         --       (41,225)
                          --------    --------     --------    --------    --------     --------
Income (loss) before
 income taxes and
 extraordinary loss.....    22,886      35,238       (6,865)        312         --        51,571
Income tax benefit
 (expense)..............    (9,245)    (17,985)       2,310         (80)        --       (25,000)
                          --------    --------     --------    --------    --------     --------
Income (loss) before
 extraordinary loss and
 equity in income of
 subsidiaries...........    13,641      17,253       (4,555)        232         --        26,571
Extraordinary loss, net
 of income tax benefit..      (670)        --        (5,697)        --          --        (6,367)
                          --------    --------     --------    --------    --------     --------
Income (loss) before
 equity in income of
 subsidiaries...........    12,971      17,253      (10,252)        232         --        20,204
Equity in income of
 subsidiaries...........       --          --           --       19,972     (19,972)         --
                          --------    --------     --------    --------    --------     --------
Net income (loss).......  $ 12,971    $ 17,253     $(10,252)   $ 20,204    $(19,972)    $ 20,204
                          ========    ========     ========    ========    ========     ========

                                               Year Ended December 31, 1999
                          ------------------------------------------------------------------------
                                                     Other
                                     Guarantor   Non-Guarantor                        Consolidated
                           Issuer   Subsidiaries  Affiliates    Parent   Eliminations    Total
                          --------  ------------ ------------- --------  ------------ ------------
Net sales...............  $ 96,441    $196,052     $    --     $    --     $    --      $292,493
Cost of sales...........    50,879     150,489        1,019         --          --       202,387
                          --------    --------     --------    --------    --------     --------
Gross profit............    45,562      45,563       (1,019)        --          --        90,106
Operating expenses......    16,250      52,756         (769)        --          --        68,237
                          --------    --------     --------    --------    --------     --------
Income (loss) from
 operations.............    29,312      (7,193)        (250)        --          --        21,869
Interest income
 (expense), net.........   (32,414)        (68)     (14,263)         28         --       (46,717)
                          --------    --------     --------    --------    --------     --------
(Income) loss before
 income taxes...........    (3,102)     (7,261)     (14,513)         28         --       (24,848)
Income tax benefit
 (expense)..............     1,260         624        5,541         (10)        --         7,415
                          --------    --------     --------    --------    --------     --------
Income (loss) before
 equity in loss of
 subsidiaries...........    (1,842)     (6,637)      (8,972)         18         --       (17,433)
Equity in loss of
 subsidiaries...........       --          --           --      (17,451)     17,451          --
                          --------    --------     --------    --------    --------     --------
Net income (loss).......  $ (1,842)   $ (6,637)    $ (8,972)   $(17,433)   $ 17,451     $(17,433)
                          ========    ========     ========    ========    ========     ========

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


                            SUPPLEMENTAL GUARANTOR
               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                              Year Ended December 31, 1998
                          -----------------------------------------------------------------------
                                                    Other
                                    Guarantor   Non-Guarantor                        Consolidated
                          Issuer   Subsidiaries  Affiliates    Parent   Eliminations    Total
                          -------  ------------ ------------- --------  ------------ ------------
Net sales...............  $83,560    $ 91,293      $   --     $    --     $   --       $174,853
Cost of sales...........   43,759      75,529          271         --         --        119,559
                          -------    --------      -------    --------    -------      --------
Gross profit............   39,801      15,764         (271)        --         --         55,294
Operating expenses......    9,682      61,460          --          --         --         71,142
                          -------    --------      -------    --------    -------      --------
Income (loss) from
 operations.............   30,119     (45,696)        (271)        --         --        (15,848)
Interest income
 (expense), net.........  (27,216)       (267)      (9,988)         55        --        (37,416)
                          -------    --------      -------    --------    -------      --------
Income (loss) before
 income taxes and
 extraordinary loss.....    2,903     (45,963)     (10,259)         55        --        (53,264)
Income tax benefit
 (expense)..............      280        (751)       4,059         (22)       --          3,566
                          -------    --------      -------    --------    -------      --------
Income (loss) before
 extraordinary loss and
 equity in loss of
 subsidiaries...........    3,183     (46,714)      (6,200)         33        --        (49,698)
Extraordinary loss, net
 of income tax benefit..   (2,414)        --           --          --         --         (2,414)
                          -------    --------      -------    --------    -------      --------
Income (loss) before
 equity in loss of
 subsidiaries...........      769     (46,714)      (6,200)         33        --        (52,112)
Equity in loss of
 subsidiaries...........      --          --           --      (52,145)    52,145           --
                          -------    --------      -------    --------    -------      --------
Net income (loss).......  $   769    $(46,714)     $(6,200)   $(52,112)   $52,145      $(52,112)
                          =======    ========      =======    ========    =======      ========

18. PUBLIC OFFERINGS

  On April 14, 2000, DDi Corp. completed an initial public offering of 12,000,000 shares of its common stock at $14.00 per share generating proceeds of $156.7 million, net of underwriting discounts and commissions. The net proceeds were used to repay $100 million of the Senior Term Facility, redeem $21.2 million accreted balance of the Intermediate Senior Discount Notes, pay associated redemption premiums and accrued and unpaid interest thereon, finance a portion of the acquisition of MCM (see Note 14) and pay offering expenses. In conjunction with the redemption of debt, the Company recorded extraordinary items (see Note 19).

  On October 16, 2000, the Company and some of its shareholders completed a follow on public offering of 6,000,000 shares of the Company's common stock, with 4,608,121 shares issued by the Company and the remainder sold by selling shareholders. The shares were sold at $27.875 per share, generating proceeds to the Company of $122.0 million, net of underwriting discounts and commissions. The net proceeds were used to redeem all outstanding Intermediate Senior Discount Notes aggregating $17.5 million in principal amount, pay associated redemption premiums of $3.6 million and accrued and unpaid interest thereon of $5.2 million, repurchase a portion of the Capital Senior Discount Notes, with an accreted balance of $36.5 million, for $37.6 million and pay offering expenses. The remaining net proceeds of approximately $58.1 million are to be used for general corporate purposes, including potential future acquisitions. In conjunction with the redemption of debt, the Company recorded extraordinary items (see Note 19).

        DDi CORP., DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

              (In thousands, except share and per share amounts)


19. EXTRAORDINARY ITEMS

  During the year ended December 31, 2000, Dynamic Details recorded, as extraordinary items, write-offs of debt issuance costs and deferred swap income of approximately $670, net of related taxes of $428, related to the Senior Term Facility principal repayments funded from the net proceeds of DDi Corp.'s initial public offering (see Note 18). In addition, Intermediate recorded, as extraordinary items, the redemption premium and write-off of debt issuance costs of approximately $4,178, net of related taxes of $2,770 related to the Intermediate Senior Discount Notes principal repayments funded from the net proceeds of DDi Corp.'s initial public offering and secondary offering (see Note 18). DDi Capital recorded, as extraordinary items, the purchase premium and write-off of debt issuance costs of approximately $1,519, net of related taxes of $1,009 related to the Capital Senior Discount Notes repurchase funded from the net proceeds of DDi Corp.'s secondary offering.

20. SUBSEQUENT EVENTS

  On February 14, 2001, DDi Corp. and some of its shareholders completed a follow-on public offering of 6,000,000 shares of its common stock, with 3,000,000 shares issued by the DDi Corp. and the remainder sold by selling shareholders. The shares were sold at $23.50 per share, generating proceeds of $67.0 million, net of underwriting discounts, commissions and expenses. Concurrently, DDi Corp. issued 5 1/4% Convertible Subordinated Notes due March 1, 2008 with an aggregate principal of $100.0 million. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $30.00 per share, subject to certain adjustments. These notes generated proceeds of $97.0 million, net of underwriting discounts, commissions and expenses. The net proceeds of both transactions have been used to repurchase all of the Dynamic Details Senior Subordinated Notes and will be used to repurchase a portion of the Capital Senior Discount Notes, to repay a portion of the Dynamic Details Senior Credit Facility or for general corporate purposes.

  In February 2001, concurrent with the closing of the public offering of its common stock, the Company entered into an amendment to the Dynamic Details senior credit facility with Bankers Trust Company and Chase Manhattan Bank, as agents. The amendment permits the Company to use the proceeds of DDi Corp.'s public offering as described above. The amendment also eased certain restrictions to facilitate the Company's growth, increased the $45.0 million Revolving Credit Facility to $75.0 million and increased the $30.0 million Uncommitted Incremental Borrowing Facility to $50.0 million.

  On March 5, 2001, DDi Europe completed the acquisition of Thomas Walter Limited ("Thomas Walter"), a leading printed circuit board manufacturer based in Marlow, England for approximately $26.5 million plus contingent consideration of approximately $3.5 million. Thomas Walter is a well-established provider of complex, quick-turn rigid and rigid-flex printed circuit boards for the European electronics industry. This transaction will be accounted for under the purchase method of accounting and the purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. No adjustments have been made to the accompanying historical consolidated financial statements for this transaction.

  On March 9, 2001, the Company completed the tender offer to repurchase the Dynamic Details Senior Subordinated Notes aggregate principal amount of $100.0 million for $107.5 million using a portion of the proceeds from the February 14, 2001 public offering and convertible subordinated notes issuance. Subsequent to completion of the tender offer, Dynamic Details will de-register with the Securities and Exchange Commission and will no longer be filing under the Securities Exchange Act of 1934.

                          FINANCIAL STATEMENT SCHEDULE

  The financial statement Schedule II--VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                   DDi CORP.

                          Balance at               Acquired              Balance at
                         beginning of Charged to   through                 end of
                             year       income   acquisitions Deductions    year
                         ------------ ---------- ------------ ---------- ----------
Allowance for Doubtful
 Accounts
  Year ended December 31,
   1998..................   $  399     $   350      $  760     $   (81)   $ 1,428
  Year ended December 31,
   1999..................   $1,428     $   435      $  --      $  (279)   $ 1,584
  Year ended December 31,
   2000..................   $1,584     $12,462      $1,445     $(2,614)   $12,877

              DDi CAPITAL CORP. AND DYNAMIC DETAILS, INCORPORATED

                          Balance at               Acquired              Balance at
                         beginning of Charged to   through                 end of
                             year       income   acquisitions Deductions    year
                         ------------ ---------- ------------ ---------- ----------
Allowance for Doubtful
 Accounts
  Year ended December 31,
   1998..................   $  399     $   350      $  760     $   (81)   $ 1,428
  Year ended December 31,
   1999..................   $1,428     $   435      $  --      $  (279)   $ 1,584
  Year ended December 31,
   2000..................   $1,584     $12,122      $  621     $(2,453)   $11,874