Form 10-Q
period 2001-03-31
DDI CAPITAL CORP/DYNAMIC DETAILS INC; DDI CORP
filed 2001-05-15
CIK 1050119, 1104252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the quarterly period ended March 31, 2001
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
              For the transition period from________ to_________

                           Commission File Numbers:
                         DDi Corp.          000-30241
                         DDi Capital Corp.  333-41187

                                   DDi CORP.
                               DDi CAPITAL CORP.
           ----------------------------------------------------------
           (Exact name of registrants as specified in their charters)

               Delaware                                     06-1576013
              California                                    33-0780382
    --------------------------------                    -------------------
      (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                   Identification No.)

                    1220 Simon Circle
                    Anaheim, California              92806
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip code)

                                (714) 688-7200
             ----------------------------------------------------
             (Registrants' telephone number, including area code)

                                Not Applicable
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether DDi Corp. and DDi Capital Corp.: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days: Yes [X] No [_].

     As of May 7, 2001, all of the voting stock of DDi Capital Corp. was held by DDi Intermediate Holdings Corp., and all of the voting stock of DDi Intermediate Holdings Corp. was held by DDi Corp.

     As of May 7, 2001, DDi Corp. had 47,715,324 shares of common stock, par value $0.01 per share, outstanding and DDi Capital Corp. had 1,000 shares of common stock, par value $0.01 per share, outstanding.

     This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by two registrants: DDi Corp ("DDi Corp." f/k/a DDi Holdings Corp.) and DDi Capital Corp. ("DDi Capital"). Except where the context clearly indicates otherwise, any references in this report to "DDi Corp." includes all subsidiaries of DDi Corp. including DDi Capital. DDi Capital makes no representation as to the information contained in this report in relation to DDi Corp. and its subsidiaries other than DDi Capital.

     DDi Capital meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q, and is filing this form with the reduced disclosure format pursuant to General Instruction H(2).

                                   DDi CORP.
                               DDi CAPITAL CORP.
                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2001
           and December 31, 2000                                            3

          Condensed Consolidated Statements of Operations for the three
           months ended March 31, 2001 and 2000                             4

          Consolidated Statements of Comprehensive Income (Loss) for
           the three months ended March 31, 2001 and 2000                   5

          Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 2001 and 2000                             6

          Notes to Condensed Consolidated Financial Statements              7

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       21


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 22

Signatures                                                                 24

                         PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
------------------------------

                        DDi CAPITAL CORP. AND DDi CORP.
                     Condensed Consolidated Balance Sheets
                                (In thousands)


                                                                               DDi Capital                     DDi Corp.
                                                                        ------------------------------ -----------------------------
                                                                          March 31,     December 31,     March 31,     December 31,
                                                                           2001           2000           2001            2000
                                                                        ------------------------------ -----------------------------
                                                                         (Unaudited)                    (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                               $ 108,897       $ 39,629      $ 113,410        $ 66,874
   Marketable securities - available for sale                                 16,430             -          16,430              -
   Accounts receivable, net                                                   64,331         87,860         81,935          99,828
   Inventories                                                                18,923         24,824         26,847          30,290
   Prepaid expenses and other                                                  2,330          2,349          4,318           3,145
   Deferred income taxes                                                      14,584         14,584         10,978          14,584
                                                                         ----------------------------- ----------------------------
       Total current assets                                                  225,495        169,246        253,918         214,721
 Property, plant and equipment, net                                           84,860         80,928        106,815          92,726
 Debt issue costs, net                                                         8,139          9,217         12,030           9,217
 Goodwill and other intangibles, net                                         195,056        199,389        272,151         263,456
 Other                                                                           729          1,048          1,312           1,247
                                                                         ----------------------------- ----------------------------
                                                                           $ 514,279      $ 459,828      $ 646,226       $ 581,367
                                                                         ============================= ============================
Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of long-term debt and capital lease obligations      $ 16,159       $  13,656      $  16,499       $ 16,935
   Accounts payable                                                          25,475         26,612         41,135          37,099
   Accrued expenses and other                                                29,544         39,559         36,999          44,452
   Income taxes payable                                                       8,145          6,099         11,840           8,215
                                                                         ----------------------------- ----------------------------
       Total current liabilities                                             79,323         85,926        106,473         106,701

 Long-term debt and capital lease obligations                               189,311        291,797        315,724         316,308
 Deferred income taxes                                                       17,971         17,971         17,947          20,493
 Notes payable and other                                                      3,581          1,468          3,581           1,468
                                                                         ----------------------------- ----------------------------
       Total liabilities                                                    290,186        397,162        443,725         444,970
                                                                         ----------------------------- ----------------------------
 Commitments and contingencies

 Stockholders' equity:
   Common stock, additional paid-in-capital and other                       547,588        386,298        536,421         468,595
   Accumulated other comprehensive loss                                      (3,223)            -         (10,453)         (3,048)
   Accumulated deficit                                                     (320,272)      (323,632)      (323,467)       (329,150)
                                                                         ----------------------------- ----------------------------
       Total stockholders' equity                                           224,093         62,666        202,501         136,397
                                                                         ----------------------------- ----------------------------
                                                                          $ 514,279      $ 459,828      $ 646,226       $ 581,367
                                                                         ============================= ============================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        DDi CAPITAL CORP. AND DDi CORP.
                Condensed Consolidated Statements of Operations
              (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                                        DDi Capital                          DDi Corp.
                                                            ------------------------------------------------------------------------
                                                               Three Months Ended March 31,         Three Months Ended March 31,
                                                                  2001              2000              2001               2000
                                                            ----------------- ----------------- -----------------  -----------------
Net sales                                                      $     118,682     $      75,285     $     140,709      $      75,285
Cost of sales                                                         74,808            49,035            88,150             49,035
                                                            ----------------- ----------------- -----------------  -----------------
  Gross profit                                                        43,874            26,250            52,559             26,250
Operating expenses:
  Sales and marketing                                                  8,813             6,891             9,444              6,891
  General and administrative                                           5,254             3,938             7,137              3,938
  Amortization of intangibles                                          4,482             5,168             5,708              5,168
                                                            ----------------- ----------------- -----------------  -----------------
  Operating income                                                    25,325            10,253            30,270             10,253
Interest expense (net)                                                 6,073            10,700             7,218             12,155
                                                            ----------------- ----------------- -----------------  -----------------
Income (loss) before income taxes and extraordinary loss              19,252              (447)           23,052             (1,902)
Income tax expense                                                    (8,846)             (671)          (10,323)               (75)
                                                            ----------------- ----------------- -----------------  -----------------
Income (loss) before extraordinary loss                               10,406            (1,118)           12,729             (1,977)
Extraordinary loss--early extinguishment of debt,
  net of income tax benefit of $4,505                                  7,046                -              7,046                 -
                                                            ----------------- ----------------- -----------------  -----------------
Net income (loss)                                              $       3,360     $      (1,118)    $       5,683            (91,977)
                                                            ================= ================= =================
Priority distribution due shares of Class L common stock                                                                     (3,770)
                                                                                                                   -----------------
Net loss allocable to shares of Class A common stock                                                                  $      (5,747)
                                                                                                                   =================
Net loss per share of Class A common stock
 (basic and diluted)                                                                                                  $       (0.58)
                                                                                                                   =================
Weighted average shares of Class A common stock
 outstanding                                                                                                              9,888,923
                                                                                                                   =================
Income per share - basic:
  Before extraordinary loss                                                                        $        0.27
  Extraordinary loss                                                                               $       (0.15)
                                                                                                -----------------
  Net income                                                                                       $        0.12
                                                                                                =================
Income per share - diluted:
  Before extraordinary loss                                                                        $        0.27
  Extraordinary loss                                                                               $       (0.15)
                                                                                                -----------------
  Net income                                                                                       $        0.12
                                                                                                =================
Weighted average shares used to compute income per share:
  Basic                                                                                               45,998,272
                                                                                                =================
  Diluted                                                                                             47,684,838
                                                                                                =================
--------------------------------------------------------
Pro forma basic and diluted net loss per share (unaudited)                                                                  $ (0.08)
                                                                                                                   =================
Pro forma weighted average basic and diluted shares
 outstanding (unaudited)                                                                                                 24,750,000
                                                                                                                   =================

  The accompanying notes are an integral part of these condensed consolided financial statements.

                        DDi CAPITAL CORP. AND DDi CORP.
            Consolidated Statements of Comprehensive Income (Loss)
                                (In thousands)
                                  (Unaudited)


                                                                    DDi Capital                         DDi Corp.
                                                         ----------------------------------  ----------------------------------
                                                            Three Months Ended March 31,       Three Months Ended March 31,
                                                              2001              2000              2001              2000
                                                         ----------------  ----------------  ---------------- -----------------
Net income (loss)                                                $ 3,360          $ (1,118)          $ 5,683          $ (1,977)

Other comprehensive income (loss):
 Foreign currency translation adjustments                              -                 -            (3,616)                -
 Cumulative affect of adoption of SFAS No. 133                      (627)                -            (1,150)                -
 Unrealized loss on interest rate swaps                           (2,630)                -            (2,673)                -
 Unrealized holding gain on marketable
  securities - available for sale                                     34                                  34
                                                         ----------------  ----------------  ---------------- -----------------
Comprehensive income (loss)                                        $ 137          $ (1,118)         $ (1,722)         $ (1,977)
                                                         ================  ================  ================ =================





      The accompanying notes are an integral part of these consolidated financial statements.

                        DDi CAPITAL CORP. AND DDi CORP.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                                    DDi Capital                         DDi Corp.

                                                         ----------------------------------  ----------------------------------
                                                            Three Months Ended March 31,       Three Months Ended March 31,
                                                              2001              2000              2001              2000
                                                         ----------------  ----------------  ---------------- -----------------
Cash flows from operating activities:
  Net cash provided by operating activities                    $  37,473          $ 5,953       $    38,066         $ 5,906
                                                         ----------------  ----------------  ---------------- -----------------
Cash flows from investing activities:
  Purchases of property, plant and equipment                      (8,097)          (3,839)          (10,482)         (3,839)
  Purchases of short-term investments                            (26,064)               -           (26,064)              -
  Proceeds from sale of short-term investments                     9,667                -             9,667               -
  Acquisition of Thomas Walter                                         -                -           (24,500)              -
  Acquisition related expenditures                                  (124)               -              (124)              -
                                                         ----------------  ----------------  ---------------- -----------------
  Net cash used in investing activities                          (24,618)          (3,839)          (51,503)         (3,839)
                                                         ----------------  ----------------  ---------------- -----------------
Cash flows from financing activities:


  Net principal payments on long-term debt                      (100,969)          (1,358)         (101,691)         (1,358)
  Proceeds from issuance of convertible subordinated notes             -                -           100,000               -
  Payments of deferred note payable                                  (25)            (518)              (25)           (518)
  Principal payments on capital lease obligations                   (585)               -              (725)              -
  Payment of debt issuance costs                                  (2,751)               -            (6,697)              -
  Capital contribution from (to) Parent, net                     160,743              (41)                -               -
  Net proceeds from issuance of common stock
   through follow-on public offering                                   -                -            66,975               -
  Costs incurred in connection with the issuance of
   common stock through follow-on public offering                      -                -              (801)              -
  Proceeds from exercise of stock options                              -                -             1,653               6
                                                         ----------------  ----------------  ---------------- -----------------
  Net cash provided by (used in) financing activities             56,413           (1,917)           58,689          (1,870)
                                                         ----------------  ----------------  ---------------- -----------------

  Effect of exchange rate changes on cash                              -                -             1,284               -
                                                         ----------------  ----------------  ---------------- -----------------
  Net increase in cash and cash equivalents                       69,268              197            46,536             197

Cash and cash equivalents, beginning of year                      39,629              644            66,874             648
                                                         ----------------  ----------------  ---------------- -----------------
Cash and cash equivalents, end of period                       $ 108,897          $   841       $   113,410         $   845
                                                         ================  ================  ================ =================


Supplemental disclosure of cash flow information:

Non-cash operating activities:
  During the three months ended March 31, 2001 depreciation and amortization expense was approximately $9 million for DDi Capital and approximately $11 million for DDi Corp.

  During the three months ended March 31, 2000, depreciation and amortization expense approximately $9 million for DDi Capital and DDi Corp.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        DDi CAPITAL CORP. AND DDi CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


NOTE 1.   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements for DDi Corp. ("DDi Corp.") include the accounts of its wholly-owned subsidiaries, DDi Intermediate Holdings Corp. ("Intermediate") and its subsidiaries and DDi Europe Limited ("DDi Europe" f/k/a MCM Electronics Limited ("MCM")). The unaudited condensed consolidated financial statements for DDi Capital Corp. ("DDi Capital"), a wholly-owned subsidiary of Intermediate, includes the accounts of its wholly-owned subsidiary Dynamic Details, Incorporated and its subsidiaries ("Dynamic Details"). Collectively, DDi Corp. and its subsidiaries are referred to as the "Company". The unaudited condensed consolidated financial statements of DDi Corp. include the results of MCM commencing on April 14, 2000, the date of acquisition of MCM (see Note 7), Automata International, Inc. ("Automata") commencing on August 4, 2000, the date of the acquisition of Automata's assets (see Note 8), Golden Manufacturing, Inc. ("Golden") commencing on September 15, 2000, the date of the acquisition of Golden's assets (see Note 9) and Thomas Walter Limited ("Thomas Walter") commencing on March 5, 2001, the date of acquisition of Thomas Walter (see Note 10). All intercompany transactions have been eliminated in consolidation.

In October 1997, the predecessor of DDi Corp. incorporated Dynamic Details as a wholly-owned subsidiary and contributed substantially all of its assets, subject to certain liabilities, to Dynamic Details. In November 1997, the predecessor of DDi Corp. incorporated DDi Capital as a wholly-owned subsidiary and, in February 1998, contributed substantially all its assets (including the shares of common stock of Dynamic Details), subject to certain liabilities, including senior discount notes to DDi Capital. In July 1998, the predecessor of DDi Corp. incorporated Intermediate as a wholly-owned subsidiary and contributed all
of the shares of common stock of DDi Capital to Intermediate.   In April 2000,
DDi Corp. acquired MCM (see Note 7) and subsequently combined MCM with its other European operations to form DDi Europe. DDi Europe, Dynamic Details and Dynamic Details Design, LLC, a wholly-owned subsidiary of Intermediate formed in 1998, represent the operating subsidiaries of DDi Corp.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of DDi Capital and DDi Corp. as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

This report on Form 10-Q for the quarter ended March 31, 2001 should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

NATURE OF BUSINESS

The Company is a leading provider of time-critical, technologically advanced design, development and manufacturing services to original equipment manufacturers and other electronics manufacturing service providers. The Company serves over 2,000 customers, primarily in the telecommunications, computer and networking industries.

                        DDi CAPITAL CORP. AND DDi CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

                                 DDi Capital                 DDi Corp.
                         -----------------------------------------------------
                          March 31,   December 31,    March 31,    December 31,
                            2001          2000          2001          2000
                         -----------------------------------------------------
Raw materials               $ 10,743      $ 9,970     $ 13,911        $ 12,561
Work-in-process                5,467       12,117        9,824          14,667
Finished goods                 2,713        2,737        3,112           3,062
                         ------------------------------------------------------
Total                       $ 18,923     $ 24,824     $ 26,847        $ 30,290
                         ======================================================

NOTE 3.  LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

                                                        DDi Capital                   DDi Corp.
                                                 ----------------------------------------------------------
                                                   March 31,     December 31,   March 31,      December 31,
                                                     2001            2000         2001            2000
                                                 ----------------------------------------------------------
Senior Term Facility (a)                            $146,773       $ 147,743    $ 146,773       $ 147,743
10.0% Senior Subordinated Notes                            -         100,000            -         100,000
5.25% Convertible Subordinated Notes                       -               -      100,000               -
12.5% Capital Senior Discount Notes (b)               51,881          50,311       51,881          50,311
DDi Europe Facilities Agreement (c)                        -               -       25,132          27,249
Capital lease obligations                              6,816           7,399        8,437           7,940
                                                 ----------------------------------------------------------
  Sub-total                                          205,470         305,453      332,223         333,243
Less current maturities                              (16,159)        (13,656)     (16,499)        (16,935)
                                                 ----------------------------------------------------------
  Total                                             $189,311       $ 291,797    $ 315,724       $ 316,308
                                                 ==========================================================

(a) The Senior Term Facility, together with the Revolving Credit Facility, which had no amounts outstanding as of March 31, 2001 and December 31, 2000, comprise the Senior Credit Facility. Interest rates are LIBOR-based and range from 7.38% to 8.38% as of March 31, 2001.
(b) Face amount of $63,000, net of unamortized discount of $11,119 and $12,689 at March 31, 2001 and December 31, 2000, respectively.
(c) Interest rates are LIBOR-based and range from 6.94% to 8.44% at March 31, 2001.


NOTE 4. DERIVATIVES

Pursuant to its interest rate risk management strategy and to certain requirements imposed by the Dynamic Details Senior Credit Facility, the Company has entered into interest rate exchange agreements ("Swap Agreements"). The Swap Agreements represent an effective cash flow hedge of the variable rate of interest (1-month LIBOR) paid under the Senior Term Facility, minimizing exposure to increases in interest rates related to this debt over its scheduled term. Under the Swap Agreements, the Company received a variable rate of interest (1-month LIBOR) and pays a maximum annual rate of interest applied to a notional amount equal to the principal balance of the Senior Term Facility for the period January 1, 2001 through December 31, 2001. During this period, the Company's maximum annual rate is 5.75% for a given month, unless 1-month LIBOR for that month equals or exceeds 7.00%, in which case the Company pays 7.00% for that month. From January 2, 2002 through the scheduled maturity of the Senior Term Facility in 2005, the Company pays a fixed annual rate of 6.58% applied to a notional amount equal to 50% of the principal balance of the Senior Term Facility during that period.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." In accordance with the transition provisions of SFAS No. 133, DDi Capital and DDi Corp. recorded a cumulative-effect-type adjustment to accumulated other comprehensive loss for the initial difference between the book value and fair value of interest rate swap agreements as of January 1, 2001. The initial difference amounted to approximately $0.6 million for DDi Capital and approximately $1.2 million for DDi Corp. The fair value of interest rate swaps at March 31, 2001 is included in current and long-term liabilities in the Condensed Consolidated Balance Sheets.

                        DDi CAPITAL CORP. AND DDi CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


NOTE 5. EARNINGS PER SHARE

Basic and diluted earnings per share - DDi Corp. has adopted the provisions of SFAS No. 128 "Earnings Per Share." SFAS No. 128 requires DDi Corp. to report both basic net income (loss) per share, which is based on the weighted average number of common shares outstanding, excluding contingently issuable shares such as the Class L common stock that were contingently convertible into common stock upon certain events, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

                                                                                                  DDi Corp.
                                                                     --------------------------------------------------------------
                                                                            Three Months Ended              Three Months ended
(in thousands, except share amounts)                                          March 31, 2001                   March 31, 2000
                                                                     ------------------------------- -----------------------------
Numerator:                                                                    Basic         Diluted         Basic         Diluted
                                                                              -----         -------         -----         -------
Income (loss) before extraordinary item                                     $ 12,729       $ 12,729       $ (1,977)      $ (1,977)
Priority distribution due shares of Class L common stock                                                    (3,770)        (3,770)
                                                                     ------------------------------- -----------------------------
Income (loss) allocable to common stock                                       12,729         12,729         (5,747)        (5,747)
Extraordinary item                                                            (7,046)        (7,046)             -              -
                                                                     ------------------------------- -----------------------------
Net income (loss) allocable to common stock                                  $ 5,683        $ 5,683       $ (5,747)      $ (5,747)
                                                                     =============================== =============================

Denominator:
Weighted average shares of common stock outstanding (basic)               45,998,272     45,998,272      9,888,923      9,888,923

Dilutive potential common shares:
Stock options and warrants                                                         -      1,686,566              -              -
                                                                     ------------------------------- -----------------------------
Shares used in computing diluted income (loss) per share                  45,998,272     47,684,838      9,888,923      9,888,923
                                                                     =============================== =============================

As a result of the loss before extraordinary item, after deducting priority distributions of Class L common stock, incurred by DDi Corp. during the three months ended March 30, 2000, all potential common shares were anti-dilutive and excluded from the diluted net loss per share calculation for that period.

Pro forma loss per share (unaudited) - Pro forma basic and diluted net loss per share for the three months ended March 31, 2000 have been calculated based on the net loss applicable to common stock assuming the reclassification of DDi Corp.'s Class A and L common stock (see Note 1), which occurred immediately prior to the completion of the initial public offering (see Note 6), had occurred at the beginning of the period.


NOTE 6. PUBLIC OFFERINGS

On April 14, 2000, DDi Corp. completed an initial public offering of 12,000,000 shares of its common stock at $14.00 per share with proceeds of $156.7 million, net of underwriting discounts and commissions. The net proceeds were used to reduce the indebtedness of the Dynamic Details senior term loans, redeem a portion of the senior discount notes issued by DDi Intermediate, pay associated redemption premiums and accrued and unpaid interest thereon, finance a portion of the acquisition of MCM (see Note 7) and pay offering expenses. In conjunction with the redemption of debt, the Company recorded net extraordinary losses (see Note 14).

On October 16, 2000, DDi Corp. completed a secondary public offering of 6,000,000 shares of its common stock, with 4,608,121 shares issued by DDi Corp. and the remainder offered by selling shareholders. The shares were offered at $27.875 per share, generating proceeds to DDi Corp. of $120.0 million, net of underwriting discounts, commissions and expenses. The net proceeds were used to redeem the remaining $17.5 million of the Intermediate Senior Discount Notes, pay associated redemption premiums of $3.6 million and accrued and unpaid interest thereon of $5.2 million, and repurchase a portion of the Capital Senior Discount Notes, with an accreted balance of $36.5 million, for $37.6 million. The remaining net proceeds of approximately $56 million will be used for general corporate purposes, including potential future acquisitions. DDi Corp. contributed approximately $35 million of the $56 million to Dynamic Details.

On February 14, 2001, DDi Corp. and some of its shareholders completed a follow-on public offering of 6,000,000 shares of its common stock, with 3,000,000 shares issued by the DDi Corp. and the remainder sold by selling shareholders. The shares were sold at $23.50 per share, generating proceeds of $67.0 million, net of underwriting discounts. Concurrently, DDi Corp. issued 5.25% Convertible Subordinated Notes due March 1, 2008 with an aggregate principal of $100.0 million.

                        DDi CAPITAL CORP. AND DDi CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $30.00 per share, subject to certain adjustments. These notes generated proceeds of $97.0 million, net of underwriting discounts. The net proceeds of both transactions have been used to repurchase a portion of the Capital Senior Discount Notes (see Note 15) and all of the Dynamic Details Senior Subordinated Notes.


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

The acquisition of MCM was accounted for as a purchase in accordance with Accounting Principles Board Opinion No.16, and accordingly, the results of operations of MCM since the date of acquisition are included in the accompanying condensed consolidated financial statements for DDi Corp. The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. The Company has allocated to tangible assets (aggregating approximately $30 million) acquired and liabilities assumed (aggregating approximately $46 million), with the remaining consideration consisting of goodwill and identifiable intangible assets.


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

This transaction was accounted for under the purchase method of accounting in accordance with Accounting Principles Board ("APB") Opinion No. 16 and accordingly, the results of operations of Automata since the date of the transaction are included in the accompanying condensed consolidated financial statements of DDi Capital and DDi Corp. The total purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of the purchase price was allocated to goodwill and is being amortized over its estimated useful life of 20 years.


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

This transaction was accounted for under the purchase method of accounting in accordance with APB Opinion No. 16 and accordingly, the results of operations of Golden since the date of the transaction are included in the accompanying condensed consolidated financial statements of DDi Capital and DDi Corp. The total purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of the purchase price was allocated to goodwill and is being amortized over its estimated useful life of 20 years.


NOTE 10.  ACQUISITION OF THOMAS WALTER LIMITED

On March 5, 2001, DDi Europe completed the acquisition of Thomas Walter Limited ("Thomas Walter"), a leading circuit board manufacturer based in Marlow, England for approximately $24.2 million plus contingent consideration of approximately $3.5 million and fees and expenses of $0.3 million. Thomas Walter is a well-established provider of complex, quick-turn rigid and rigid-flex printed circuit boards for the European electronics industry.

                        DDi CAPITAL CORP. AND DDi CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


The acquisition of Thomas Walter was accounted for as a purchase in accordance with APB Opinion No. 16 and accordingly, the results of operations of Thomas Walter since the date of acquisition are included in the accompanying condensed consolidated financial statements of DDi Corp. The purchase price of $24.5 million has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. As of the filing of this report, management is assessing fair value adjustments to the intangible assets acquired (including identifiable intangibles such as developed technologies, customer relationships/tradenames and assembled workforce). These intangibles will be amortized over their estimated useful lives. The residual value will be allocated to goodwill and will be amortized over its estimated useful life of 20 years.

Based upon the status of the Company's valuation efforts as of the date of this filing, a final valuation of the intangible assets has not been reflected in the accompanying condensed consolidated financial statements. The Company anticipates making a final purchase price allocation in the second quarter of 2001 based upon completion of management's assessment. The excess of the purchase price over the fair value of Thomas Walter's tangible net assets is currently reflected as goodwill and is being amortized over its estimated useful life of 20 years.


NOTE 11. UNAUDITED PRO FORMA INFORMATION

The accompanying condensed consolidated statements of operations include the accounts of MCM, Automata and Golden for the period January 1, 2001 through March 31, 2001 and includes the accounts of Thomas Walter for the period March 5, 2001 through March 31, 2001. The following pro forma information for the three months ended March 31, 2001 and 2000 presents net sales, income (loss) before extraordinary item, and net income (loss) for each of these periods as if the MCM, Automata and Thomas Walter transactions were consummated at the
beginning of each period.   The unaudited pro forma financial information does
not reflect Golden's pre-acquisition results. As of the filing of this report, management is assessing purchase price allocation adjustments to the intangible assets acquired and to liabilities assumed in the Thomas Walter acquisition
based on fair values.   The following pro forma information does not reflect
final purchase price allocation results. These results may have a material effect on the reported results of operations.

                                                                               Pro Forma      Pro Forma
                                                                                March 31,      March 31,
                                                                                  2001           2000
                                                                              -------------  -------------
                                                                                 (in millions, except
                                                                                    per share data)
        Net Sales:
         --DDi Capital                                                            $140.7         $ 89.4
         --DDi Corp.                                                              $144.2         $110.8

        Net Income (Loss) Before Extraordinary Item:
         --DDi Capital                                                            $ 12.7         $ (3.1)
         --DDi Corp.                                                              $ 12.8         $ (2.2)

        Net Income (Loss):
         --DDi Capital                                                            $  5.7         $ (3.1)
         --DDi Corp.                                                              $  5.8         $ (2.2)

        DDi Corp. net income (loss) per share of common stock--basic              $ 0.13         $(0.22)
        DDi Corp. net income (loss) per share of common stock--diluted            $ 0.12         $(0.22)

                        DDi CAPITAL CORP. AND DDi CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


NOTE 12. SEGMENT REPORTING

The Company has adopted the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company's chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

The Company's chief operating decision makers are the Chairman and Chief Executive Officer. Based on the evaluation of the Company's financial information, management believes that the Company operates in one reportable segment which designs, develops, manufactures, assembles and tests complex printed circuit boards, back panels and related electronic products. The Company operates in two geographical areas, domestic (U.S.A.) and international. Revenues are attributed to the country to which the product is sold. Revenues by product and service are not reported as it is impracticable to do so. During the three months ended March 31, 2001 there were no material assets or revenues from any individual foreign country.

The following summarizes financial information for DDi Corp. by geographic area:

                                   Three months ended March 31,
(in thousands)                         2001            2000
                                   -----------     -----------
Net sales:
        Domestic                     $ 105,979        $ 68,515
        Europe                          25,850           3,203
        Other                            8,880           3,567
                                     ---------        --------
          Total                      $ 140,709        $ 75,285
                                     =========        ========


Net sales by geographic area for DDi Capital for the three months ended
March 31, 2001 and 2000 were the same as DDi Corp. except the sales to Europe were $3,823 for the three months ended March 31, 2001.


                                   March 31,      December 31,
(in thousands)                       2001             2000
                                   ---------      ------------
Long-lived assets:
        Domestic                   $ 292,675         $ 290,582
        International                 99,633            76,064
                                   ---------         ---------
          Total                    $ 392,308         $ 366,646
                                   =========         =========


Long-lived assets for DDi Capital as of March 31, 2001 and December 31, 2000 consist only of domestic long-lived assets.

                        DDi CAPITAL CORP. AND DDi CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


NOTE 13. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130 "Reporting Comprehensive Income" establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders' equity. Comprehensive income for DDi Capital consists of net income plus the effect of unrealized holding gains on marketable securities classified as available-for-sale and unrealized losses on interest rate swaps. Comprehensive loss for DDi Corp. consists of net income plus the effect of unrealized holding gains on marketable securities classified as available-for-sale, unrealized losses on interest rate swaps and foreign currency translation adjustments. For the three months ended March 31, 2001, unrealized holding gains on marketable securities classified as available-for-sale amounted to approximately $34,000 for both DDi Capital and DDi Corp., unrealized losses on interest rate swaps amounted to approximately $2.6 million and approximately $2.7 million for DDi Capital and DDi Corp., respectively, and foreign currency translation adjustments amounted to approximately $3.6 million for DDi Corp.

The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001 (see Note 4). In accordance with the transition provisions of SFAS No. 133, DDi Capital and DDi Corp. recorded a cumulative-effect-type adjustment to accumulated other comprehensive loss for the initial difference between the book value and fair value of interest rate swap agreements as of January 1, 2001. The initial difference amounted to approximately $0.6 million for DDi Capital and approximately $1.2 million for DDi Corp.


NOTE 14. EXTRAORDINARY ITEM

During the quarter ended March 31, 2001, Dynamic Details recorded, as extraordinary items, the write-off of unamortized debt issuance costs of approximately $3.3 million, the payment of repurchase premium of approximately $7.8 million, and direct transaction costs of approximately $0.4 million, net of related income taxes of $4.5 million, related to the repurchase of the Dynamic Details Senior Subordinated Notes funded from the net proceeds of DDi Corp.'s February 14, 2001 follow-on public offering (see Note 6).


NOTE 15. SUBSEQUENT EVENTS

On April 27, 2001, Dynamic Details acquired substantially all the assets of Nelco Technology, Inc. ("Nelco"), a wholly owned subsidiary of Park Electrochemical Corp., for approximately $2.9 million in cash, net of fees and
expenses.   Nelco is an Arizona-based manufacturer of semi-finished printed wiring boards, commonly known as mass lamination. This transaction will be accounted for under the purchase method of accounting and the purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. No adjustments have been made to the accompanying historical consolidated financial statements for this transaction.

In April 2001, DDi Capital has repurchased a portion of the DDi Capital Senior Discount Notes, with an accreted balance of $38.4 million, for $44.9 million, using a portion of the proceeds from DDi Corp.'s February 14, 2001 follow-on public offering and issuance of convertible subordinated notes (see Note 6).

On April 17, 2001, Dynamic Details filed Form 15 with the Securities and Exchange Commission to suspend its duty to file reports required by Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Dynamic Details will therefore no longer file reports under the Exchange Act.

On May 9, 2001, Dynamic Details completed the acquisition of Olympic Circuits Canada ("Olympic"), a Canadian based time-critical electronics manufacturing service provider specializing in quick-turn prototype printed circuit boards for total cash consideration of approximately $12.7 million. This transaction will be accounted for under the purchase method of accounting and the purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. No adjustments have been made to the accompanying historical consolidated financial statements for this transaction.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
---------------


OVERVIEW

DDi Corp., formerly known as DDi Holdings Corp. ("DDi Corp."), provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other electronics manufacturing service providers. Operating through our primary operating subsidiaries, DDi Europe Limited ("DDi Europe") and Dynamic Details, Incorporated ("Dynamic Details"), we target the fast-growing communications and networking equipment industries, which are characterized by aggressive new product development programs demanding the rapid application of advanced technology and design.

As used herein, the "Company," "we," or "us" means DDi Corp. and its wholly-owned subsidiaries, including DDi Capital Corp. ("DDi Capital"), DDi Europe and Dynamic Details.

This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Capital Corp.'s and DDi Corp.'s Annual Report on Form 10-K for the year ended December 31, 2000.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

Net Sales
---------

DDi Capital net sales increased $43.4 million (58%) to $118.7 million for the three months ended March 31, 2001, from $75.3 million for the same period in 2000. Such increase is attributable to: (i) the production of more complex and larger panels, which increased the average sales price per panel; (ii) the impact of the acquisition of Automata International, Inc. ("Automata"), which contributed $24.0 million to our net sales and (iii) the impact of the acquisition of Golden Manufacturing, Inc. ("Golden"), which contributed $5.0 million to our net sales. DDi Corp. net sales increased $65.4 million (87%) to $140.7 million for the three months ended March 31, 2001, from $75.3 million for the same period in 2000. Such increase reflects the higher level of sales achieved by DDi Capital and the impact of the acquisition of MCM Electronics Limited ("MCM") in April 2000 and Thomas Walter Limited ("Thomas Walter") in March 2001. In aggregate, the Golden, MCM and Thomas Walter acquisitions contributed $27.0 million to DDi Corp. net sales for 2001. Excluding such acquisitions, net sales increased $38.4 million (51%).

Gross Profit
------------

DDi Capital gross profit increased $17.6 million (67%) to $43.9 million for the three months ended March 31, 2001, from $26.3 million for the same period in 2000. Such increase in gross profit resulted from improved pricing, and the impact of the Automata and Golden acquisitions. DDi Corp. gross profit increased $26.3 million (100%) to $52.6 million for the three months ended March 31, 2001, from $26.3 million for the same period in 2000. Such increase reflects the improvements in gross profit achieved by DDi Capital and the impact of the acquisitions of MCM and Thomas Walter.

Sales and Marketing Expenses
----------------------------

DDi Capital sales and marketing expenses increased $1.9 million (28%) to $8.8 million for the three months ended March 31, 2001, from $6.9 million for the same period in 2000. Such increase is due to the impact of the Automata and Golden acquisitions (approximately $1.5 million) and the increase in sales
volume in the other divisions.   As a percentage of net sales, sales and
marketing expenses declined, due to improved operating leverage. DDi Corp. sales and marketing expenses increased $2.5 million (36%) to $9.4 million for the three months ended March 31, 2001, from $6.9 million for the same period in 2000. Such increase reflects the increase in sales and marketing expenses incurred by DDi Capital and the impact of the acquisitions of MCM and Thomas Walter.

General and Administration Expenses
-----------------------------------

DDi Capital general and administration expenses increased $1.4 million (36%) to $5.3 million for the three months ended March 31, 2001, from $3.9 million for
the same period in 2000.   Such increase is due to the impact of the Automata
and Golden acquisitions (approximately $1.1 million) and the increase in sales
volume in the other divisions.   As a percentage of net sales, general and
administrative expenses declined, due to improved operating leverage. DDi Corp. general and administration expenses increased $3.2 million (82%) to $7.1 million for the three months ended March 31, 2001, from $3.9 million for the same period in 2000. Such increase reflects the increase in general and administration expenses incurred by DDi Capital and the impact of the acquisitions of MCM and Thomas Walter.

Amortization of Intangibles
---------------------------

DDi Capital amortization of intangibles decreased $0.7 million (13%) to $4.5 million for the three months ended March 31, 2001, from $5.2 million for the
same period in 2000.   The decrease is due to the use of accelerated
amortization methods with regard to certain identifiable intangibles, partially offset by the additional amortization resulting from the Automata and Golden acquisitions (approximately $0.2 million). DDi Corp. amortization of intangibles increased $0.5 million (10%) to $5.7 million for the three months ended March 31, 2001, from $5.2 million for the same period in 2000. Such increase reflects the amortization attributable to the acquisitions of MCM and Thomas Walter, partially offset by the decrease in amortization of intangibles incurred by DDi Capital.

Net Interest Expense
--------------------

DDi Capital net interest expense decreased $4.6 million (43%) to $6.1 million for the three months ended March 31, 2001, from $10.7 million for the same period in 2000. Such decrease is due primarily to the redemption of a portion of the Dynamic Details Senior Term Facility principal in April 2000, the redemption of a portion of the DDi Capital Senior Discount Notes in October 2000, and the redemption of the Dynamic Details Senior Subordinated Notes in March 2001. These redemptions were funded by cash generated from equity and convertible debenture offerings. A decrease in interest applicable to the Dynamic Details Senior Term Facility also contributed to the reduction in net interest expense. DDi Corp. net interest expense decreased $5.0 million (41%) to $7.2 million for the three months ended March 31, 2001, from $12.2 million for the same period in 2000. Such decrease reflects the decrease in net interest expense incurred by DDi Capital and the redemption of the DDi Intermediate Holdings Corp. Senior Discount Notes in April and October 2000. These decreases were partially offset by interest incurred from the acquisition of MCM (approximately $0.6 million) and from the issuance of DDi Corp. Convertible Subordinated Notes (approximately $0.7 million) in March 2001.

Income Taxes
------------

DDi Capital income taxes increased $8.1 million to $8.8 million for the three months ended March 31, 2001, from a $0.7 million for the same period in 2000, reflecting a higher level of taxable income earned in the current period. DDi Corp. income taxes increased $10.2 million to $10.3 million for the three months ended March 31, 2001, from $0.1 million for the same period in 2000. Such increase reflects the increased DDi Capital provision and the impact of the acquisitions of MCM and Thomas Walter, which generated a combined $1.7 million
in tax expense for the three months ended March 31, 2001.   The provisions for
income taxes are based upon our expected effective tax rate in the respective fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, cash, cash equivalents and marketable securities were $125.3 million for DDi Capital and $129.8 million for DDi Corp., compared to $39.6 million for DDi Capital and $66.9 million for DDi Corp. as of December 31, 2000. The principal source of liquidity to fund ongoing operations for the three months ended March 31, 2001 was cash provided by operations.

Net cash provided by operating activities for the three months ended March 31, 2001 was $37.5 million for DDi Capital and $38.1 million for DDi Corp., compared to $6.0 million for DDi Capital and $5.9 million for DDi Corp. for the three months ended March 31, 2000.

Capital expenditures for the three months ended March 31, 2001 were $8.1 million for DDi Capital and $10.5 million for DDi Corp., compared to $3.8 million for both DDi Capital and DDi Corp. for the three months ended March 31, 2000.

As of March 31, 2001, DDi Capital and DDi Corp. had long-term borrowings of $189.3 million and $315.7 million, respectively. We have $75.0 million available for borrowing under our revolving credit facility for revolving credit loans, letters of credit and swing line loans, less amounts that may be in use from time-to-time. At March 31, 2001, we had no amounts outstanding under this revolving credit facility and had $0.7 million reserved against the facility for a letter of credit. In addition, at March 31, 2001, we had available a $50 million uncommitted incremental borrowing facility.

On February 14, 2001, DDi Corp. and some of its shareholders completed a follow-on public offering of 6,000,000 shares of its common stock, with 3,000,000 shares issued by DDi Corp. and the remainder sold by selling shareholders. The shares were sold at $23.50 per share, generating proceeds of $67.0 million, net of underwriting discounts, commissions and expenses. Concurrently, DDi Corp. issued 5.25% Convertible Subordinated Notes due March 1, 2008 with an aggregate principal of $100.0 million. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $30.00 per share, subject to certain adjustments. These notes generated proceeds of $97.0 million, net of underwriting discounts, commissions and expenses. The net proceeds of both transactions have been used to repurchase a portion of the DDi Capital Senior Discount Notes and all of the Dynamic Details Senior Subordinated Notes (see Note 6 and Note 15 to the Condensed Consolidated Financial Statements).

Based upon the current level of operations, we believe that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet our debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. We remain leveraged and our future operating performance and ability to service or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.


COLORADO FACILITY

In December 1999, we implemented a plan to consolidate our Colorado operations into our Texas facility, resulting in the closure of the Colorado facility. In conjunction with the closure of the Colorado facility, we recorded charges in the fourth quarter of 1999 totaling $7.0 million, consisting of $4.5 million for severance and other exit costs and $2.5 million related to the impairment of net property, plant and equipment. The exit costs were accrued for as of December 31, 1999. The closure of the facility was effectively complete as of March 31, 2000. The accrued exit costs remaining as of March 31, 2001 are approximately $0.5 million, representing expenses principally related to net rental payments through scheduled maturities of real property operating leases.


RISKS ASSOCIATED WITH INTANGIBLE ASSETS

At March 31, 2001, intangible assets were $195.1 million for DDi Capital and $272.2 million for DDi Corp. These amounts represented a significant portion of each company's total assets at that date. The intangible assets consist of goodwill and other identifiable intangibles relating to acquisitions.
Additional intangible assets may be added in future periods, principally from
the consummation of further acquisitions.   Amortization of these additional
intangibles will, in turn, have a negative impact on earnings. In addition, we continuously evaluate whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable.
When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could have a material adverse effect on our results during the periods in which such a reduction is recognized. There can be no assurance that we will not be required to write down intangible assets in future periods.


FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from our actual future
experience involving any one or more of such matters and subject areas.   We
wish to caution readers that all statements other than statements of historical facts included in this quarterly report on Form 10-Q regarding our financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs;
(3) inability to consummate acquisitions on attractive terms; (4) loss or retirement of key members of management; (5) increases in our cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; and (8) the ability to sustain historical margins as the industry develops. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experiences to differ from our current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, our business and results of operations are subject to the risks and uncertainties described herein under the headings "Risks Associated With Intangible Assets" and "Factors That May Affect Future Results" contained herein, however, the operations and results of our business also may be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time-to-time in our registration statements and periodic reports filed with the Securities and Exchange Commission.


FACTORS THAT MAY AFFECT FUTURE RESULTS

SUBSTANTIAL INDEBTEDNESS

We have a substantial amount of indebtedness. As of March 31, 2001, our total debt was approximately $205.5 million for DDi Capital and $332.2 million for DDi Corp. As of March 31, 2001, we had $74.3 million available under the Dynamic

Details senior credit facility for future borrowings for general corporate purposes and working capital needs. In addition, subject to the restrictions in the DDi Corp. Convertible Subordinated Notes, DDi Capital Senior Discount Notes and Dynamic Details senior credit facility, we may incur additional indebtedness in an unrestricted amount from time to time to finance acquisitions or capital expenditures or for other purposes.

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

In addition, the electronics manufacturing services industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. We cannot assure you that we will effectively respond to the technological requirements of the changing market. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require us to make significant capital investments. There can be no assurance that we will be able to obtain capital for these purposes in the future or that any investments in new technologies will result in commercially viable technological processes.


DEPENDENCE ON A CORE GROUP OF SIGNIFICANT CUSTOMERS

Although we have a large number of customers, net sales to our largest customer accounted for approximately 10.8% of net sales for DDi Capital, and 12.7% of net sales for DDi Corp during the three months ended March 31, 2001. Net sales to the ten largest customers accounted for approximately 46.1% of net sales for DDi Capital and 44.7% of net sales for DDi Corp. during the same period. We may depend upon a core group of customers for a material percentage of our net sales in the future. Substantially all sales are made on the basis of purchase orders rather than long-term agreements. We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact revenues. In addition, we generate significant accounts receivable in connection with providing services to customers. If one or more significant customers were to become insolvent or otherwise were unable to pay us for the services provided; results of operations would be adversely affected.


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


ABILITY TO INTEGRATE ACQUIRED BUSINESSES AND MANAGE EXPANSION

Since December 1997, we have completed a merger with one company and acquired six other companies. We have a limited history of owning and operating our businesses on a consolidated basis. We cannot assure that we will be able to successfully integrate these companies and meet performance expectations without disrupting the quality and reliability of service to customers or diverting management resources. The integration of these acquired companies and our expected growth has placed and may continue to place a significant strain on our management, financial resources and information, operating and financial systems. If we are unable to successfully integrate these companies and manage this growth effectively, our rate of growth and revenues may be adversely affected.


COSTS OF INTERNATIONAL EXPANSION

We have expanded into new foreign markets and intend to continue our international expansion. We completed our acquisition of MCM and Thomas Walter, both United Kingdom companies, on April 14, 2000 and March 5, 2001, respectively. Entry into foreign markets may require considerable management time as well as, in the case of new operations, start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, operations in new foreign markets may achieve low margins or may be unprofitable. We will be unable to utilize net operating losses incurred by foreign operations to reduce our U.S. income taxes. Therefore, as we continue to expand internationally, we may not generate the revenues we expect, and our operating margins may be negatively impacted and DDi Corp.'s common stock price may decline.


VARIABILITY OF ORDERS

Our operating results have fluctuated in the past because we sell on a purchase-order basis rather than pursuant to long-term contracts. We are therefore sensitive to variability in demand by our customers. Because we time expenditures in anticipation of future sales, our operating results may be less than we estimate if the timing and volume of customer orders do not match expectations. Furthermore, we may not be able to capture all potential revenue in a given period if our customers' demand for quick-turnaround services exceeds our capacity during that period. Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.

Because a significant portion of our operating expenses are fixed, even a small revenue shortfall can have a disproportionate effect on operating results. It is possible that, in future periods, results may be below the expectations of public market analysts and investors. This could cause the market price of DDi Corp.'s common stock to decline.

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


ENVIRONMENTAL MATTERS

Our operations are regulated under a number of federal, state and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because we use in our manufacturing process materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. In addition, because we are a generator of hazardous wastes, we may be subject to potential financial liability for costs associated with an investigation and any remediation of sites at which we have arranged for the disposal of hazardous wastes if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, solder stripping solutions and hydrochloric acid solution containing palladium; waste water which contains heavy metals, acids, cleaners and conditioners; and filter cake from equipment used for on-site waste treatment. Violations of environmental laws could subject us to revocation of our effluent discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, thereby negatively impacting revenues and potentially causing the market price of DDi Corp.'s common stock to decline.


COMPETITION

The printed circuit board industry is highly fragmented and characterized by intense competition. We principally compete with independent and captive manufacturers of complex quick-turn and longer-lead printed circuit boards. Our principal competitors include independent small private companies and integrated subsidiaries of more broadly based volume producers that also manufacture multilayer printed circuit boards and other electronic assemblies. Some of our principal competitors are less highly-leveraged than us and may have greater financial and operating flexibility. Moreover, we may face additional competitive pressures as a result of changes in technology.

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


CONTROLLING STOCKHOLDERS

Investment funds affiliated with Bain Capital, Inc. beneficially own approximately 14.1% of the outstanding common stock of DDi Corp. In addition, of the eight directors who serve on our board, three are current representatives of Bain Capital, Inc. and two are former representatives of Bain Capital, Inc. By virtue of such stock ownership and board representation, these entities will continue to have a significant influence over all matters submitted to our stockholders, including the election of our directors, and to exercise significant control over our business, policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

Interest Rate Risk

The DDi Europe facilities agreement and the Dynamic Details senior credit facility bear interest at a floating rate; the DDi Capital Senior Discount Notes and DDi Corp. Convertible Subordinated Notes bear interest at fixed rates. We reduce our exposure to interest rate risks through swap agreements.

The Dynamic Details revolving credit facility bears interest at (i) 2.00% per annum plus the applicable LIBOR or (ii) 1.25% per annum plus the federal reserve reported overnight funds rate plus 0.5% per annum. As of March 31, 2001 we had no amount outstanding under our revolving credit facility. Based upon our anticipated utilization of the Dynamic Details revolving credit facility through the year ending December 31, 2001, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

Under the terms of the current swap agreements, we pay a maximum annual rate of interest applied to a notional amount equal to the principal balance of the term facility portion of the Dynamic Details senior credit facility through December 31, 2001. The maximum annual rate is 5.75% for a given month, unless one-month LIBOR for that month equals or exceeds 7.00%, in which case we pay 7.00% for that month. From January 1, 2002 through the scheduled maturity of the senior term facility portion of the Dynamic Details senior credit facility in 2005, we pay a fixed annual rate of 6.58% applied to a notional amount equal to 50% of the principal balance of the senior term facility during that period. The term loan facility portion of the Dynamic Details senior credit facility bears interest based on one-month LIBOR. As of March 31, 2001, one-month LIBOR was 5.08%. If one-month LIBOR increased by 10% to 5.59%, interest expense related to the term loan facility portion would increase by approximately $0.8 million over the twelve months ending March 31, 2002. Since the increased rate would not exceed 5.75%, that increase in interest expense would not be offset by payments under the swap agreement.

Under the terms of the current swap agreement, DDi Europe pays a fixed annual rate of interest equal to 6.92% applied to fixed amounts of debt per the agreement, through September 2002. As of March 31, 2001, the swap covers approximately 92% of the outstanding debt under the facilities agreement. If DDi Europe were to borrow the full amount available on its facilities agreement, the fixed amounts of debt per the swap agreement would still cover approximately 57% of the outstanding debt. The DDi Europe facilities agreement bears interest based on three-month LIBOR. As of March 31, 2001, three-month LIBOR was 4.88%. If three-month LIBOR increased by 10% to 5.37%, interest expense related to the term loan facility would not increase due to the fixed rate of 6.92% under the swap agreement.

A change in interest rates would not have an effect on our interest expense on the DDi Capital Senior Discount Notes or DDi Corp. Convertible Subordinated Notes because these instruments bear a fixed rate of interest.

Foreign Currency Exchange Risk

The sales and expenses and financial results of DDi Europe's operations are denominated in British pounds. We have foreign currency translation risk equal to our net investment in those operations. However, since nearly all of our sales are denominated in each operation's local currency, we have relatively little exposure to foreign currency transaction risk with respect to sales made. Therefore, the effect of an immediate 10% change in exchange rates would not have an impact on our operating results over the 12 month period ending March 31, 2002. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

                           PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

     (a)  Exhibits.
          ---------

     The exhibits listed below are hereby filed with the Commission as part of this Quarterly Report on Form 10-Q. Certain of the following exhibits have been previously filed with the Commission pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

Exhibit   Description
-------   -----------
3.1 Certificate of Incorporation of DDi Merger Co. (currently known as DDi Corp.) (Previously filed with the Commission on March 30, 2001 as
          Exhibit 3.1 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

3.2 Amended and Restated By-laws of DDi Corp. (Previously filed with the Commission on March 30, 2001 as Exhibit 3.2 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

3.3 Certificate of Merger of DDi Corp., a California corporation, with and into DDi Merger Co., a Delaware corporation. (Previously filed with the Commission on March 30, 2001 as Exhibit 3.3 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

3.4 DDi Capital Corp. Articles of Incorporation, as amended. (Previously filed with the Commission on November 26, 1997 as Exhibit 3.1 to DDi Capital's Registration Statement on Form S-4, Registration No. 333-41187.)

3.5 Amendment to the Articles of Incorporation of DDi Capital Corp. dated December 15, 1998. (Previously filed with the Commission on March 31, 1999 as Exhibit 3.1.1 to DDi Capital's Annual Report on Form 10-K.)

3.6 DDi Capital Corp. By-laws. (Previously filed with the Commission on November 26, 1997 as Exhibit 3.2 to DDi Capital's Registration Statement on Form S-4, Registration No. 333-41187.)

4.1 Subordinated Indenture dated February 20, 2001 between DDi Corp. and State Street Bank and Trust Company Relating to Subordinated Debt Securities. (Previously filed with the Commission on March 30, 2001 as
          Exhibit 4.5 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

4.2 Supplemental Indenture dated February 20, 2001 between DDi Corp. and State Street Bank and Trust Company Relating to 5 1/4% Convertible Subordinated Notes due 2008. (Previously filed with the Commission on March 30, 2001 as Exhibit 4.6 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

10.1 Second Supplemental Indenture dated as of January 31, 2001 between Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, DDi Sales Corp., Dynamic Details Texas, L.P., Dynamic Details, L.P., the 1998 Guarantors, and State Street Bank and Trust Company relating to Dynamic Detail's 10% Senior Subordinated Notes due 2005. (Previously filed with the Commission on March 30, 2001 as Exhibit
          4.13 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

10.2 Third Supplemental Indenture dated as of February 23, 2001 between Dyamic Details, Incorporated, Dynamic Details Incorporated, Virginia, DDi Sales Corp., Dynamic Details Texas, L.P., Dynamic Details, L.P., the 1998 Guarantors, and State Street Bank and Trust Company (Relating to Dynamic Details 10% Senior Subordinated Notes due 2005.) (Previously filed with the Commission on March 30, 2001 as Exhibit
          4.14 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

10.3 Amendment, dated as of January 29, 2001, to the Stockholders Agreement dated as of March 31, 2000. (Previously filed with the Commission on March 30, 2001 as Exhibit 4.3 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

10.4 Fourth Amendment, dated as of February 13, 2001, to the Credit Agreement, dated as of July 23, 1998, among (i) DDi Capital Corp., formerly known as Details Capital Corp.; (ii) Dynamic Details, Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details Incorporated, Silicon Valley, formerly known as Dynamic Circuits, Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company; and (vi) The Chase Manhattan Bank. (Previously filed with the Commission on March 30, 2001 as Exhibit 10.16 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)


     (b) Reports on Form 8-K.
         --------------------

     On February 22, 2001, DDi Corp. filed a report on Form 8-K dated
February 8, 2001 disclosing the date of the Dynamic Details commencement of a tender offer for any and all of the $100 million aggregate outstanding principal amount of its 10% senior subordinated notes due 2005.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 14th day of May, 2001.

                                DDi CORP.

                                By: /s/ JOSEPH P. GISCH
                                    -------------------

                                    Joseph P. Gisch
                                    Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 14th day of May, 2001.

                                DDi CAPITAL CORP.

                                By: /s/ JOSEPH P. GISCH
                                    -------------------

                                    Joseph P. Gisch
                                    Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit   Description
-------   -----------
3.1 Certificate of Incorporation of DDi Merger Co. (currently known as DDi Corp.) (Previously filed with the Commission on March 30, 2001 as
          Exhibit 3.1 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

3.2 Amended and Restated By-laws of DDi Corp. (Previously filed with the Commission on March 30, 2001 as Exhibit 3.2 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

3.3 Certificate of Merger of DDi Corp., a California corporation, with and into DDi Merger Co., a Delaware corporation. (Previously filed with the Commission on March 30, 2001 as Exhibit 3.3 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

3.4 DDi Capital Corp. Articles of Incorporation, as amended. (Previously filed with the Commission on November 26, 1997 as Exhibit 3.1 to DDi Capital's Registration Statement on Form S-4, Registration No. 333-41187.)

3.5 Amendment to the Articles of Incorporation of DDi Capital Corp. dated December 15, 1998. (Previously filed with the Commission on March 31, 1999 as Exhibit 3.1.1 to DDi Capital's Annual Report on Form 10-K.)

3.6 DDi Capital Corp. By-laws. (Previously filed with the Commission on November 26, 1997 as Exhibit 3.2 to DDi Capital's Registration Statement on Form S-4, Registration No. 333-41187.)

4.1 Subordinated Indenture dated February 20, 2001 between DDi Corp. and State Street Bank and Trust Company Relating to Subordinated Debt Securities. (Previously filed with the Commission on March 30, 2001 as
          Exhibit 4.5 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

4.2 Supplemental Indenture dated February 20, 2001 between DDi Corp. and State Street Bank and Trust Company Relating to 5 1/4% Convertible Subordinated Notes due 2008. (Previously filed with the Commission on March 30, 2001 as Exhibit 4.6 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

10.1 Second Supplemental Indenture dated as of January 31, 2001 between Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, DDi Sales Corp., Dynamic Details Texas, L.P., Dynamic Details, L.P., the 1998 Guarantors, and State Street Bank and Trust Company relating to Dynamic Detail's 10% Senior Subordinated Notes due 2005. (Previously filed with the Commission on March 30, 2001 as Exhibit
          4.13 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

10.2 Third Supplemental Indenture dated as of February 23, 2001 between Dyamic Details, Incorporated, Dynamic Details Incorporated, Virginia, DDi Sales Corp., Dynamic Details Texas, L.P., Dynamic Details, L.P., the 1998 Guarantors, and State Street Bank and Trust Company (Relating to Dynamic Details 10% Senior Subordinated Notes due 2005.) (Previously filed with the Commission on March 30, 2001 as Exhibit
          4.14 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

10.3 Amendment, dated as of January 29, 2001, to the Stockholders Agreement dated as of March 31, 2000. (Previously filed with the Commission on March 30, 2001 as Exhibit 4.3 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

10.4 Fourth Amendment, dated as of February 13, 2001, to the Credit Agreement, dated as of July 23, 1998, among (i) DDi Capital Corp., formerly known as Details Capital Corp.; (ii) Dynamic Details, Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details Incorporated, Silicon Valley, formerly known as Dynamic Circuits, Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company; and (vi) The Chase Manhattan Bank. (Previously filed with the Commission on March 30, 2001 as Exhibit 10.16 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)