Form 10-Q
period 2001-06-30
DDI CAPITAL CORP/DYNAMIC DETAILS INC; DDI CORP
filed 2001-08-14
CIK 1050119, 1104252

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from________ to_________

                            Commission File Numbers:
                          DDi Corp.    000-30241
                          DDi Capital Corp.  333-41187

                                   DDi CORP.
                               DDi CAPITAL CORP.
           __________________________________________________________
           (Exact name of registrants as specified in their charters)

               Delaware                       06-1576013
              California                      33-0780382
  ---------------------------------        -------------------
     (State or other jurisdiction           (I.R.S. Employer
  of incorporation or organization)        Identification No.)

                               1220 Simon Circle
                               Anaheim, California             92806
              ---------------------------------------------------------
              (Address of principal executive offices)       (Zip code)

                                   (714) 688-7200
              ---------------------------------------------------
              (Registrants' telephone number, including area code)

                                 Not Applicable
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether DDi Corp. and DDi Capital Corp.: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days: Yes [X] No [_].

     As of August 6, 2001, all of the voting stock of DDi Capital Corp. was held by DDi Intermediate Holdings Corp., and all of the voting stock of DDi Intermediate Holdings Corp. was held by DDi Corp.

     As of August 6, 2001, DDi Corp. had 47,864,494 shares of common stock, par value $0.01 per share, outstanding and DDi Capital Corp. had 1,000 shares of common stock, par value $0.01 per share, outstanding.

     This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by two registrants: DDi Corp. ("DDi Corp." f/k/a DDi Holdings Corp.) and DDi Capital Corp. ("DDi Capital"). Except where the context clearly indicates otherwise, any references in this report to "DDi Corp." includes all subsidiaries of DDi Corp. including DDi Capital. DDi Capital makes no representation as to the information contained in this report in relation to DDi Corp. and its subsidiaries other than DDi Capital.

     DDi Capital meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q, and is filing this form with the reduced disclosure format pursuant to General Instruction H(2).

                                   DDi CORP.
                               DDi CAPITAL CORP.
                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                      Page No.
                                                                                    -----------
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2001
                   and December 31, 2000                                                       3

                  Condensed Consolidated Statements of Operations for the three
                   and six months ended June 30, 2001 and 2000                                 4

                  Consolidated Statements of Comprehensive Income (Loss) for the three
                   and six months ended June 30, 2001 and 2000                                 6

                  Condensed Consolidated Statements of Cash Flows for the six
                   months ended ended June 30, 2001 and 2000                                   8

                  Notes to Condensed Consolidated Financial Statements                         9

Item 2.           Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                      18

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                  26


PART II           OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                         27

Item 6.           Exhibits and Reports on Form 8-K                                            27

Signatures                                                                                    28

                         PART I  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                        DDi CAPITAL CORP. AND DDi CORP.
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                             DDi Capital                          DDi Corp.
                                                      --------------------------------------------------------------

                                                        June 30,       December 31,      June 30,      December 31,
                                                          2001            2000             2001           2000
                                                      --------------------------------------------------------------
                                                      (Unaudited)                      (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                            $  45,916      $  39,629        $  55,410       $  66,874
  Marketable securities - available for sale              22,468            -             22,468             -
  Accounts receivable, net                                38,748         87,860           53,526          99,828
  Inventories                                             20,026         24,824           29,125          30,290
  Prepaid expenses and other                               2,066          2,349            3,719           3,145
  Deferred income taxes                                   12,509         14,584            9,002          14,584
                                                      --------------------------------------------------------------
     Total current assets                                141,733        169,246          173,250         214,721
 Property, plant and equipment, net                       94,166         80,928          119,534          92,726
 Debt issuance costs, net                                  6,216          9,217           10,000           9,217
 Goodwill and other intangibles, net                     204,852        199,389          281,524         263,456
 Other                                                     1,127          1,048            1,538           1,247
                                                      --------------------------------------------------------------
Total assets                                           $ 448,094      $ 459,828        $ 585,846       $ 581,367
                                                      ==============================================================


Liabilities and Stockholders' Equity
Current liabilities:
  Current maturities of long-term debt and capital
    lease obligations                                  $  16,271      $  13,656        $  16,549       $  16,935
  Accounts payable                                        14,101         26,612           30,875          37,099
  Accrued expenses and other                              24,682         39,559           34,371          44,452
  Income taxes payable                                     1,835          6,099              629           8,215
                                                      --------------------------------------------------------------
      Total current liabilities                           56,889         85,926           82,424         106,701

 Long-term debt and capital lease obligations            147,206        291,797          274,101         316,308
 Deferred income taxes                                    18,065         17,971           18,040          20,493
 Notes payable and other                                   3,096          1,468            3,096           1,468
                                                      --------------------------------------------------------------
  Total liabilities                                      225,256        397,162          377,661         444,970
                                                      --------------------------------------------------------------

 Commitments and contingencies

 Stockholders' equity:
   Common stock, additional paid-in-capital and other    547,352        386,298          542,634         468,595
   Accumulated other comprehensive loss                   (1,656)           -             (8,520)         (3,048)
   Accumulated deficit                                  (322,858)      (323,632)        (325,929)       (329,150)
                                                      --------------------------------------------------------------
      Total stockholders' equity                         222,838         62,666          208,185         136,397
                                                      --------------------------------------------------------------
 Total liabilities and stockholders' equity            $ 448,094      $ 459,828        $ 585,846       $ 581,367
                                                      ==============================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               DDi CAPITAL CORP.
                Condensed Consolidated Statements of Operations
                                (In thousands)
                                  (Unaudited)


                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                   ------------------------------------------------------------
                                                         2001            2000           2001            2000
                                                         ----            ----           ----            ----
Net sales                                             $65,165         $86,912         $183,847        $162,197
Cost of sales                                          44,849          56,348          119,657         105,383
                                                   ------------------------------------------------------------
  Gross profit                                         20,316          30,564           64,190          56,814

Operating expenses:
  Sales and marketing                                   5,176           7,480           13,989          14,371
  General and administrative                            3,037           4,686            8,291           8,624
  Amortization of intangibles                           4,512           4,948            8,994          10,116
                                                   ------------------------------------------------------------
Operating income                                        7,591          13,450           32,916          23,703
Interest expense (net) and other expense (net)          3,470           9,031            9,543          19,731
                                                   ------------------------------------------------------------
Income before income taxes and extraordinary items      4,121           4,419           23,373           3,972
Income tax expense                                      1,804           1,953           10,650           2,624
                                                   ------------------------------------------------------------
Income before extraordinary items                       2,317           2,466           12,723           1,348
Extraordinary items, net of taxes                      (4,903)           (670)         (11,949)           (670)
                                                   ------------------------------------------------------------
Net income (loss)                                     $(2,586)        $ 1,796         $    774        $    678
                                                   ============================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   DDi CORP.
                Condensed Consolidated Statements of Operations
              (In thousands, except share and per share amounts)
                                  (Unaudited)



                                                                          Three Months Ended                Six Months Ended
                                                                              June 30,                           June 30,
                                                                      ------------------------------------------------------------
                                                                          2001           2000               2001           2000
                                                                      -----------    -----------        -----------    -----------
Net sales                                                             $    85,839    $   101,533        $   226,548    $   176,818
Cost of sales                                                              59,317         66,454            147,467        115,489
                                                                      ------------------------------------------------------------
  Gross profit                                                             26,522         35,079             79,081         61,329

Operating expenses:
  Sales and marketing                                                       5,851          7,914             15,295         14,805
  General and administrative                                                4,654          6,027             11,791          9,965
  Amortization of intangibles                                               5,809          5,757             11,517         10,925
                                                                      ------------------------------------------------------------
Operating income                                                           10,208         15,381             40,478         25,634

Interest expense (net) and other expense (net)                              5,587         10,533             12,805         22,688
                                                                      ------------------------------------------------------------
Income before income taxes                                                  4,621          4,848             27,673          2,946
Income tax expense                                                          2,180          2,420             12,503          2,495
                                                                      ------------------------------------------------------------
Income before extraordinary items                                           2,441          2,428             15,170            451
Extraordinary items, net of taxes                                          (4,903)        (2,551)           (11,949)        (2,551)
                                                                      ------------------------------------------------------------
Net income (loss)                                                     $    (2,462)   $      (123)       $     3,221    $    (2,100)
                                                                      ===========                       ===========

Priority distribution due shares of Class L common stock                                    (586)                           (4,356)
                                                                                     -----------                       -----------
Net loss allocable to shares of Class A common stock                                 $      (709)                      $    (6,456)
                                                                                     ===========                       ===========
Net loss per share of Class A common stock - basic and diluted                       $     (0.02)                      $     (0.29)
                                                                                     ===========                       ===========
Weighted average basic shares of Class A common stock outstanding                     34,505,388                        22,197,156
                                                                                     ===========                       ===========
Weighted average diluted shares of Class A common stock outstanding                   36,306,101                        22,197,156
                                                                                     ===========                       ===========

Income (loss) per share - basic:
  Before extraordinary items                                          $      0.05    $      0.05        $      0.32    $     (0.18)
  Extraordinary items                                                 $     (0.10)   $     (0.07)       $     (0.25)   $     (0.11)
                                                                      ------------------------------------------------------------
  Net income (loss)                                                   $     (0.05)   $     (0.02)       $      0.07    $     (0.29)
                                                                      ============================================================

Income (loss) per share - diluted:
  Before extraordinary items                                          $      0.05    $      0.05        $      0.31    $     (0.18)
  Extraordinary items                                                 $     (0.10)   $     (0.07)       $     (0.25)   $     (0.11)
                                                                      ------------------------------------------------------------
  Net income (loss)                                                   $     (0.05)   $     (0.02)       $      0.06    $     (0.29)
                                                                      ============================================================

Weighted average shares used to compute income (loss) per share:
  Basic                                                                47,736,731     34,505,388         46,872,304     22,197,156
                                                                      ============================================================
  Diluted                                                              49,227,966     36,306,101         48,461,204     22,197,156
                                                                      ============================================================
------------------------------------------------------

Pro forma basic and diluted net loss per share (unaudited)                           $         -                       $     (0.07)
                                                                                     ===========                       ===========
Pro forma weighted average basic shares outstanding (unaudited)                       37,007,000                        30,908,000
                                                                                     ===========                       ===========
Pro forma weighted average diluted shares outstanding (unaudited)                     38,808,000                        31,808,000
                                                                                     ===========                       ===========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                               DDi CAPITAL CORP.
            Consolidated Statements of Comprehensive Income (Loss)
                                (In thousands)
                                  (Unaudited)

                                                    Three Months Ended      Six Months Ended
                                                          June 30,              June 30,
                                                    -----------------------------------------
                                                      2001       2000       2001        2000
                                                      ----       ----       ----        ----
Net income (loss)                                   $(2,586)    $1,796     $   774      $ 678
Other comprehensive income (loss):
  Foreign currency translation adjustments              201        -          201         -
  Cumulative effect of adoption of SFAS No. 133         -          -          (627)       -
  Unrealized gain (loss) on interest rate swaps,
    net of unrealized net tax benefit                 1,357        -        (1,273)       -
  Unrealized holding gain on marketable
    securities - available for sale                       9        -            43        -
                                                    -----------------------------------------
Comprehensive income (loss)                         $(1,019)    $1,796        (882)     $ 678
                                                    =========================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   DDi CORP.
                 Consolidated Statements of Comprehensive Loss
                                (In thousands)
                                  (Unaudited)

                                                       Three Months Ended        Six Months Ended
                                                             June 30,                June 30,
                                                      ---------------------------------------------
                                                         2001         2000        2001        2000
                                                         ----         ----        ----        ----
Net income (loss)                                     $(2,462)     $  (123)     $ 3,221     $(2,100)
Other comprehensive income (loss):
  Foreign currency translation adjustments                230       (1,166)      (3,386)     (1,166)
  Cumulative effect of adoption of SFAS No. 133           -            -         (1,150)        -
  Unrealized net gain (loss) on interest rate swaps,
    net of unrealized net tax benefit                   1,694          -           (979)        -
  Unrealized holding gain on marketable
    securities - available for sale                         9          -             43         -
                                                      ---------------------------------------------
Comprehensive loss                                    $  (529)     $(1,289)     $(2,251)    $(3,266)
                                                      =============================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        DDi CAPITAL CORP. AND DDi CORP.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                         DDi Capital                     DDi Corp.
                                                                  --------------------------      --------------------------
                                                                   Six Months Ended June 30,      Six Months Ended June 30,
                                                                    2001              2000          2001              2000
                                                                  ----------       ---------      ---------        ---------
Cash flows from operating activities:
 Net cash provided by operating activities                         $  52,161       $  11,768      $  61,421        $  11,849
                                                                  ----------       ---------      ---------        ---------
Cash flows from investing activities:
 Purchases of property, plant and equipment                          (14,197)        (10,223)       (20,952)         (10,664)
 Purchases of short-term investments                                 (32,126)              -        (32,126)               -
 Proceeds from sale of short-term investments                          9,701               -          9,701                -
 Acquisition of MCM, net of cash acquired of $7,794                        -               -              -           (2,263)
 Acquisition of Thomas Walter                                              -               -        (24,500)               -
 Acquisition of Nelco                                                 (2,960)              -         (2,960)               -
 Acquisition of Olympic                                              (12,937)              -        (12,937)               -
 Acquisition of Altatron, net of cash acquired of $81                 (4,736)              -         (4,736)               -
 Acquisition related expenditures                                       (530)              -           (596)               -
                                                                  ----------       ---------      ---------        ---------
 Net cash used in investing activities                               (57,785)        (10,223)       (89,106)         (12,927)
                                                                  ----------       ---------      ---------        ---------
Cash flows from financing activities:
 Net principal payments on long-term debt                           (143,573)       (102,057)      (144,997)        (144,772)
 Net borrowings on revolving credit facilities                           439             500            439              500
 Borrowings on DDi Europe Facilities Agreement                             -               -          1,403                -
 Proceeds from issuance of convertible subordinated notes                  -               -        100,000                -
 Payments of deferred notes payable                                      (47)         (1,284)           (47)          (1,284)
 Principal payments on capital lease obligations                        (988)           (543)        (1,406)            (680)
 Payment of debt issuance costs                                       (2,820)           (742)        (6,800)            (742)
 Capital contribution from Parent, net                               160,512         103,142              -                -
 Due to affiliate                                                          -             242              -                -
 Shareholder borrowings                                                    -               -              -              (17)
 Escrow payable distribution                                          (1,602)         (1,267)        (1,602)          (1,267)
 Proceeds from issuance of common stock
   through initial public offering                                         -               -              -          156,660
 Net proceeds from issuance of common stock
   through follow-on public offering                                       -               -         66,975                -
 Costs incurred in connection with the issuance of
   common stock through initial public offering                            -               -              -           (4,267)
 Costs incurred in connection with the issuance of
   common stock through follow-on public offering                          -               -           (844)               -
 Issuance of common stock through Employee Stock
   Purchase Plan                                                           -               -            733              365
 Proceeds from exercise of stock options                                   -               -          2,928              602
                                                                  ----------       ---------      ---------        ---------
 Net cash provided by (used in) financing activities                  11,921          (2,009)        16,782            5,098
                                                                  ----------       ---------      ---------        ---------
 Effect of exchange rate changes on cash                                 (10)              -           (561)            (587)
                                                                  ----------       ---------      ---------        ---------
 Net increase (decrease) in cash and cash equivalents                  6,287            (464)       (11,464)           3,433

Cash and cash equivalents, beginning of year                          39,629             644         66,874              648
                                                                  ----------       ---------      ---------        ---------
Cash and cash equivalents, end of period                           $  45,916       $     180      $  55,410        $   4,081
                                                                  ==========       =========      =========        =========

Supplemental disclosure of cash flow information:
 Non-cash operating activities:
  During the six months ended June 30, 2001 depreciation and amortization expense was approximately $18 million for DDi Capital and approximately $22 million for DDi Corp.

  During the six months ended June 30, 2000, depreciation and amortization expense approximately $18 million for DDi Capital and $19 million for DDi Corp.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        DDi CAPITAL CORP. AND DDi CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


NOTE 1.   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements for DDi Corp. ("DDi Corp.") include the accounts of its wholly-owned subsidiaries, DDi Intermediate Holdings Corp. ("Intermediate") and its subsidiaries and DDi Europe Limited ("DDi Europe" f/k/a MCM Electronics Limited ("MCM")). The unaudited condensed consolidated financial statements for DDi Capital Corp. ("DDi Capital"), a wholly-owned subsidiary of Intermediate, includes the accounts of its wholly-owned subsidiary Dynamic Details, Incorporated and its subsidiaries ("Dynamic Details"). Collectively, DDi Corp. and its subsidiaries are referred to as the "Company." The unaudited condensed consolidated financial statements of DDi Corp. include the results of MCM commencing on April 14, 2000, the date of acquisition of MCM (see Note 7), Automata International, Inc. ("Automata") commencing on August 4, 2000, the date of the acquisition of Automata's assets (see Note 8), Golden Manufacturing, Inc. ("Golden") commencing on September 15, 2000, the date of the acquisition of Golden's assets (see Note 9), Thomas Walter Limited ("Thomas Walter") commencing on March 5, 2001, the date of acquisition of Thomas Walter (see Note 10), Nelco Technology, Inc. ("Nelco") commencing on April 27, 2001, the date of acquisition of Nelco's assets (see Note 11), Olympic Circuits Canada ("Olympic") commencing on May 9, 2001, the date of acquisition of Olympic (see Note 12) and Altatron Technology Inc. ("Altatron") commencing on June 4, 2001, the date of acquisition of Altatron's assets (see Note 13). All intercompany transactions have been eliminated in consolidation.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of DDi Capital and DDi Corp. as of June 30, 2001, and the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

This report on Form 10-Q for the quarter ended June 30, 2001 should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Concurrent with DDi Corp.'s initial public offering on April 14, 2000 (see Note
6), each share of Class L common stock was reclassified into one share of Class A common stock plus an additional number of shares of Class A common stock (determined by dividing the preference amount of such per share by the initial public offering price of $14.00 per share). Class A and Class L common stock shared ratably in the net income (loss) remaining after giving effect to the 12% yield on the Class L common stock. Each share of Class A common stock was then converted into 2.8076 shares of new common stock when DDi Corp. reincorporated in the state of Delaware.

DESCRIPTION OF BUSINESS

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

                        DDi CAPITAL CORP. AND DDi CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):


                                                DDi Capital                      DDi Corp.
                                    -------------------------------------------------------------------
                                          June 30,       December 31,      June 30,        December 31,
                                            2001            2000             2001             2000
                                    -------------------------------------------------------------------
Raw materials                              $13,946           $ 9,970       $17,357           $12,561
Work-in-process                              4,198            12,117         9,243            14,667
Finished goods                               1,882             2,737         2,525             3,062
                                    -------------------------------------------------------------------
Total                                      $20,026           $24,824       $29,125           $30,290
                                    ===================================================================


NOTE 3.  LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

                                                           DDi Capital                          DDi Corp.
                                                    --------------------------------------------------------------------
                                                      June 30,         December 31,        June 30,        December 31,
                                                        2001              2000               2001             2000
                                                    --------------------------------------------------------------------
Senior Term Facility (a)                              $143,122           $147,743         $143,122           $147,743
10.0% Senior Subordinated Notes                              -            100,000                -            100,000
5.25% Convertible Subordinated Notes                         -                  -          100,000                  -
12.5% Capital Senior Discount Notes (b)                 13,664             50,311           13,664             50,311
DDi Europe Facilities Agreement (c)                          -                  -           25,829             27,249
Capital lease obligations                                6,691              7,399            8,035              7,940
                                                    --------------------------------------------------------------------
  Sub-total                                            163,477            305,453          290,650            333,243
Less current maturities                                (16,271)           (13,656)         (16,549)           (16,935)
                                                    --------------------------------------------------------------------
  Total                                               $147,206           $291,797         $274,101           $316,308
                                                    ====================================================================

(a) The Senior Term Facility, together with the Revolving Credit Facility, which had no amounts outstanding as of June 30, 2001 and December 31, 2000, comprise the Senior Credit Facility. Interest rates are LIBOR-based and range from 6.05% to 7.05% as of June 30, 2001.

(b) Face amount of $16,000 and $63,000 at June 30, 2001 and December 31, 2000, respectively, net of unamortized discount of $2,336 and $12,689 at June 30, 2001 and December 31, 2000, respectively.

(c) Interest rates are LIBOR-based and range from 6.94% to 8.44% at June 30, 2001.


NOTE 4. DERIVATIVES

Pursuant to its interest rate risk management strategy and to certain requirements imposed by the Dynamic Details Senior Credit Facility, the Company has entered into interest rate exchange agreements ("Swap Agreements"). The Swap Agreements represent an effective cash flow hedge of the variable rate of interest (1-month LIBOR) paid under the Senior Term Facility, minimizing exposure to increases in interest rates related to this debt over its scheduled term. Under the Swap Agreements, the Company received a variable rate of interest (1-month LIBOR) and pays a maximum annual rate of interest applied to a notional amount equal to the principal balance of the term facility portion of the Senior Term Facility for the period January 1, 2001 through December 31, 2001. During this period, the Company's maximum annual rate is 5.75% for a given month, unless 1-month LIBOR for that month equals or exceeds 7.00%, in which case the Company pays 7.00% for that month. From January 1, 2002 through the scheduled maturity of the Senior Term Facility in 2005, the Company pays a fixed annual rate of 5.72% applied to a notional amount equal to the principal balance of the Senior Term Facility (from January 1, 2002 to December 31, 2002) and a fixed annual rate of 6.58% applied to a notional amount equal to 50% of the principal balance from January 1, 2003 to April 2005.

                        DDi CAPITAL CORP. AND DDi CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." In accordance with the transition provisions of SFAS No. 133, DDi Capital and DDi Corp. recorded a cumulative-effect-type adjustment to accumulated other comprehensive loss for the initial difference between the book value and fair value of interest rate swap agreements as of January 1, 2001.
The initial difference amounted to approximately $0.6 million for DDi Capital and approximately $1.2 million for DDi Corp. The fair value of interest rate swaps at June 30, 2001 is included in current and long-term liabilities in the Condensed Consolidated Balance Sheets.


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

                                                                                          DDi Corp.
                                                             ----------------------------------------------------------------------
                                                                     Three Months Ended               Three Months Ended
(in thousands, except share amounts)                                   June 30, 2001                     June 30, 2000
                                                             ----------------------------------------------------------------------
Numerator:                                                        Basic           Diluted             Basic          Diluted
                                                                  -----           -------             -----          -------
Income before extraordinary item                               $     2,441      $     2,441         $     2,428    $     2,428
Priority distribution due shares of Class L common stock                 -                -                (586)          (586)
                                                             ------------------------------         -------------------------------
Income allocable to common stock                                     2,441            2,441               1,842          1,842
Extraordinary item                                                  (4,903)          (4,903)             (2,551)        (2,551)
                                                             ------------------------------         -------------------------------
Net loss allocable to common stock                             $   (2,462)      $    (2,462)        $      (709)   $      (709)
                                                             ==============================         ===============================

Denominator:
Weighted average shares of common stock outstanding (basic)    47,736,731        47,736,731          34,505,388     34,505,388
Dilutive potential common shares:
Stock options and warrants                                              -         1,491,235                   -      1,800,713
                                                             ------------------------------         -------------------------------
Shares used in computing diluted income (loss) per share       47,736,731        49,227,966          34,505,388     36,306,101
                                                             ==============================         ===============================

                                                                                          DDi Corp.
                                                             -----------------------------------------------------------------------
                                                                    Six Months Ended                           Six Months Ended
(in thousands, except share amounts)                                  June 30, 2001                              June 30, 2000
                                                             -----------------------------------------------------------------------
Numerator:                                                        Basic           Diluted             Basic          Diluted
                                                                  -----           -------             -----          -------
Income before extraordinary item                             $    15,170        $    15,170         $       451    $       451
Priority distribution due shares of Class L common stock               -                  -              (4,356)        (4,356)
                                                             ------------------------------         -------------------------------
Income (loss) allocable to common stock                           15,170             15,170              (3,905)        (3,905)
Extraordinary item                                               (11,949)           (11,949)             (2,551)        (2,551)
                                                             ------------------------------         -------------------------------
Net income (loss) allocable to common stock                  $     3,221        $     3,221         $    (6,456)   $    (6,456)
                                                             ==============================         ===============================

Denominator:
Weighted average shares of common stock outstanding (basic)   46,872,304         46,872,304          22,197,156     22,197,156
Dilutive potential common shares:
Stock options and warrants                                             -          1,588,900                   -              -
                                                             -----------------------------------------------------------------------
Shares used in computing diluted income (loss) per share      46,872,304         48,461,204          22,197,156     22,197,156
                                                             =======================================================================

As a result of the loss before extraordinary item, after deducting priority distributions of Class L common stock, incurred by DDi Corp. during the six months ended June 30, 2000, all potential common shares were anti-dilutive and excluded from the diluted net loss per share calculation for that period.

                        DDi CAPITAL CORP. AND DDi CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Pro forma loss per share (unaudited) - Pro forma basic and diluted net loss per share for the three and six months ended June 30, 2000 have been calculated based on the net loss applicable to common stock assuming the reclassification of DDi Corp.'s Class A and L common stock (see Note 1), which occurred immediately prior to the completion of the initial public offering (see Note 6), had occurred at the beginning of the period.


NOTE 6. PUBLIC OFFERINGS

On April 14, 2000, DDi Corp. completed an initial public offering of 12,000,000 shares of its common stock at $14.00 per share with proceeds of $156.7 million, net of underwriting discounts and commissions. The net proceeds were used to reduce the indebtedness of the Dynamic Details senior term loans, redeem a portion of the senior discount notes issued by DDi Intermediate, pay associated redemption premiums and accrued and unpaid interest thereon, finance a portion of the acquisition of MCM (see Note 7) and pay offering expenses. In conjunction with the redemption of debt, the Company recorded net extraordinary losses (see Note 17).

On October 16, 2000, DDi Corp. completed a secondary public offering of 6,000,000 shares of its common stock, with 4,608,121 shares issued by DDi Corp. and the remainder offered by selling shareholders. The shares were offered at $27.875 per share, generating proceeds to DDi Corp. of $120.0 million, net of underwriting discounts, commissions and expenses. The net proceeds were used to redeem the remaining $17.5 million of the Intermediate Senior Discount Notes, pay associated redemption premiums of $3.6 million and accrued and unpaid interest thereon of $5.2 million, and repurchase a portion of the Capital Senior Discount Notes, with an accreted balance of $36.5 million, for $37.6 million. The remaining net proceeds of approximately $56 million are being used for general corporate purposes, including potential future acquisitions. DDi Corp. contributed approximately $35 million of the $56 million to Dynamic Details.

On February 14, 2001, DDi Corp. and some of its shareholders completed a follow-on public offering of 6,000,000 shares of its common stock, with 3,000,000 shares issued by the DDi Corp. and the remainder sold by selling shareholders. The shares were sold at $23.50 per share, generating proceeds of $67.0 million, net of underwriting discounts, commissions and expenses. Concurrently, DDi Corp. issued 5.25% Convertible Subordinated Notes due March 1, 2008 with an aggregate principal of $100.0 million. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $30.00 per share, subject to certain adjustments. These notes generated proceeds of $97.0 million, net of underwriting discounts, commissions and expenses. The net proceeds of both transactions have been used to repurchase a portion of the Capital Senior Discount Notes (see Note 17) and all of the Dynamic Details Senior Subordinated Notes.

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

The acquisition of MCM was accounted for as a purchase in accordance with Accounting Principles Board Opinion No.16 ("APB 16"), and accordingly, the results of operations of MCM since the date of acquisition are included in the accompanying condensed consolidated financial statements for DDi Corp. The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. The Company has allocated to tangible assets (aggregating approximately $30 million) acquired and liabilities assumed (aggregating approximately $46 million), with the remaining consideration consisting of goodwill and identifiable intangible assets.


NOTE 8.  ACQUISITION OF AUTOMATA INTERNATIONAL

On August 4, 2000, Dynamic Details completed the acquisition of substantially all the U.S. assets of Automata, a Virginia-based manufacturer of technologically advanced printed circuit boards. Dynamic Details acquired substantially all the U.S. assets of Automata for total cash consideration of approximately $19.5 million, plus expenses of $0.5 million.

                        DDi CAPITAL CORP. AND DDi CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

This transaction was accounted for under the purchase method of accounting in accordance with APB 16 and accordingly, the results of operations of Automata since the date of the transaction are included in the accompanying condensed consolidated financial statements of DDi Capital and DDi Corp. The total purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of the purchase price was allocated to goodwill and is being amortized over its estimated useful life of 20 years.


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

This transaction was accounted for under the purchase method of accounting in accordance with APB 16 and accordingly, the results of operations of Golden since the date of the transaction are included in the accompanying condensed consolidated financial statements of DDi Capital and DDi Corp. The total purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of the purchase price was allocated to goodwill and is being amortized over its estimated useful life of 20 years.


NOTE 10.  ACQUISITION OF THOMAS WALTER

On March 5, 2001, DDi Europe completed the acquisition of Thomas Walter, a leading circuit board manufacturer based in Marlow, England for approximately $24.2 million plus contingent consideration of approximately $3.5 million plus expenses of $0.3 million. Thomas Walter is a well-established provider of complex, quick-turn rigid and rigid-flex printed circuit boards for the European electronics industry.

The acquisition of Thomas Walter was accounted for as a purchase in accordance with APB 16 and accordingly, the results of operations of Thomas Walter since the date of acquisition are included in the accompanying condensed consolidated financial statements of DDi Corp. The purchase price of $24.5 million has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. As of the filing of this report, management is assessing fair value adjustments to the intangible assets acquired (including identifiable intangibles such as developed technologies, customer relationships/tradenames and assembled workforce). These intangibles will be amortized over their estimated useful lives. The residual value will be allocated to goodwill and will be amortized over its estimated useful life of 20 years.

Based upon the status of the Company's valuation efforts as of the date of this filing, a final valuation of the intangible assets has not been reflected in the accompanying condensed consolidated financial statements. The Company anticipates making a final purchase price allocation in the third quarter of 2001 based upon completion of management's assessment. The excess of the purchase price over the fair value of Thomas Walter's tangible net assets is currently reflected as goodwill and is being amortized over its estimated useful life of 20 years.


NOTE 11.  ACQUISITION OF NELCO TECHNOLOGY

On April 27, 2001, Dynamic Details completed the acquisition of the assets of Nelco, a wholly owned subsidiary of Park Electrochemical Corp., for total cash consideration of approximately $3.0 million. Nelco is an Arizona-based manufacturer of semi-finished printed wiring boards, commonly known as mass lamination.

The transaction of Nelco was accounted for as a purchase in accordance with APB 16 and accordingly, the results of operations of Nelco since the date of the transaction are included in the accompanying condensed consolidated financial statements of DDi Capital and DDi Corp. The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of the transaction.

                        DDi CAPITAL CORP. AND DDi CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

NOTE 12.  ACQUISITION OF OLYMPIC CIRCUITS CANADA

On May 9, 2001, Dynamic Details completed the acquisition of Olympic, a Canada-based time-critical electronics manufacturing service provider specializing in quick-turn prototype printed circuit boards for total cash consideration of approximately $12.8 million plus contingent consideration based on earnings in each of the 3 years following the date of acquisition plus expenses of $0.1 million.

The acquisition of Olympic was accounted for as a purchase in accordance with APB 16 and accordingly, the results of operations of Olympic since the date of acquisition are included in the accompanying condensed consolidated financial statements of DDi Capital and DDi Corp. The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. As of the filing of this report, management is assessing fair value adjustments to the intangible assets acquired. These intangibles will be amortized over their estimated useful lives. The residual value will be allocated to goodwill and will be amortized over its estimated useful life of 20 years.


NOTE 13.  ACQUISITION OF ALTATRON TECHNOLOGY

On June 4, 2001 Dynamic Details completed the acquisition of the assets of Altatron, a Southern California-based provider of value-add assembly services to electronics original equipment manufacturers for approximately $4.8 million plus contingent consideration based on earnings in each of the 2 years following the date of acquisition.

This transaction was accounted for as a purchase in accordance with APB 16 and accordingly, the results of operations of Altatron since the date of the transaction are included in the accompanying condensed consolidated financial statements of DDi Capital and DDi Corp. The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of the transaction. As of the filing of this report, management is assessing fair value adjustments to the intangible assets acquired. These intangibles will be amortized over their estimated useful lives. The residual value will be allocated to goodwill and will be amortized over its estimated useful life of 20 years.

                        DDi CAPITAL CORP. AND DDi CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

NOTE 14. UNAUDITED PRO FORMA INFORMATION

The accompanying condensed consolidated statements of operations include the accounts of MCM, Automata and Golden for the period January 1, 2001 through June 30, 2001 and includes the accounts of Thomas Walter for the period March 5, 2001 through June 30, 2001, the accounts of Nelco for the period April 27, 2001 through June 30, 2001, the accounts of Olympic for the period May 9, 2001 through June 30, 2001 and the accounts of Altatron for the period June 4, 2001 through June 30, 2001. The following pro forma information for the six months ended June 30, 2001 and 2000 presents net sales, income (loss) before extraordinary item, and net income (loss) for each of these periods as if the MCM, Automata, Thomas Walter, Nelco, Olympic and Altatron transactions were
consummated at the beginning of each period.   The unaudited pro forma financial
information does not reflect Golden's pre-acquisition results. As of the filing of this report, management is assessing purchase price allocation adjustments to the intangible assets acquired and to liabilities assumed in the Thomas Walter,
Nelco, Olympic, and Altatron acquisitions based on fair values.   The following
pro forma information does not reflect final purchase price allocation results. These results may have a material effect on the reported results of operations.


                                                Pro Forma               Pro Forma
                                                        Six months ended
                                              June 30, 2001           June 30, 2000
                                              -------------           -------------
                                                      (in millions, except
                                                         per share data)
Net Sales:
 DDi Capital                                      $238.3                  $228.4
 DDi Corp.                                        $241.8                  $257.1

Net Income (Loss) Before Extraordinary Item:
 DDi Capital                                      $ 13.8                  $ (3.6)
 DDi Corp.                                        $ 13.9                  $ (3.7)

Net Income (Loss):
 DDi Capital                                      $  1.8                  $ (6.2)
 DDi Corp.                                        $  1.9                  $ (6.3)

DDi Corp. net income (loss) per share of
 common stock--basic                              $ 0.04                  $(0.28)

NOTE 15. SEGMENT REPORTING

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

The Company's chief operating decision makers are the Chairman and Chief Executive Officer. Based on the evaluation of the Company's financial information, management believes that the Company operates in one reportable segment which designs, develops, manufactures, assembles and tests complex printed circuit boards, back panels and related electronic products. The Company operates in two geographical areas, domestic (U.S.A.) and international. Revenues are attributed to the country to which the product is sold. Revenues by product and service are not reported as it is impracticable to do so. During the three and six months ended June 30, 2001 there were no material assets or revenues from any individual foreign country.

                        DDi CAPITAL CORP. AND DDi CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

The following summarizes financial information for DDi Corp. by geographic area:

                        Three months ended June 30,         Six months ended June 30,
(in thousands)             2001               2000            2001             2000
                        ---------          ---------       ---------        ---------
Net sales:
    Domestic              $61,026           $ 80,782        $167,005         $151,776
    Europe                 21,998             20,306          47,848           21,571
    Other                   2,815                445          11,695            3,471
                          -------           --------        --------         --------
       Total              $85,839           $101,533        $226,548         $176,818
                          =======           ========        ========         ========

Net sales by geographic area for DDi Capital for the three and six months ended June 30, 2001 and 2000 were the same as DDi Corp. except the sales to Europe were $1,324 for the three months ended June 30, 2001 and $5,147 for the six months ended June 30, 2001.

                           June 30,         December 31,
(in thousands)               2001               2000
                        ---------------    ---------------
Long-lived assets:
    Domestic               $296,983           $290,582
    International           115,613             76,064
                           --------           --------
       Total               $412,596           $366,646
                           ========           ========

Long-lived assets for DDi Capital as of June 30, 2001 consisted of $293,199 domestic and $13,162 international and as of December 31, 2000 consisted only of domestic long-lived assets.


NOTE 16. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130 "Reporting Comprehensive Income" establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders' equity. Comprehensive income (loss) for DDi Capital and DDi Corp. consists of net income (loss) plus the effect of foreign currency translation adjustments, unrealized holding gains on marketable securities classified as available-for-sale and unrealized net gains (losses) on interest rate swaps and related unrealized net tax benefit.

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

                        DDi CAPITAL CORP. AND DDi CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

NOTE 17. EXTRAORDINARY ITEMS

During the quarter ended June 30, 2000, Dynamic Details recorded, as extraordinary items, write-offs of debt issuance costs and deferred swap income of approximately $0.7 million, net of related taxes of $0.4 million, related to the Senior Term Facility principal repayments funded from the net proceeds of DDi Corp.'s initial public offering (see Note 6). In addition, Intermediate recorded, as extraordinary items, the redemption premium and write-off of debt issuance costs of approximately $1.9 million, net of related taxes of $1.2 million related to the Intermediate Senior Discount Notes principal repayments funded from the net proceeds of DDi Corp.'s initial public offering.

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

During the quarter ended June 30, 2001, DDi Capital recorded, as extraordinary items, the write-off of unamortized debt issuance costs of approximately $1.5 million, the payment of repurchase premium of approximately $6.5 million, net of related income taxes of $3.1 million, related to the repurchase of the DDi Capital Senior Discount Notes funded from the net proceeds of DDi Corp.'s February 14, 2001 follow-on public offering (see Note 6).


NOTE 18.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 and No. 142. SFAS No. 141 "Business Combinations" requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase accounting method for which the date of acquisition is after June 30, 2001. SFAS No. 142 "Goodwill and Other Intangible Assets" establishes that goodwill and certain intangible assets will not be amortized and the amortization period of certain intangible assets will no longer be limited to forty years. In addition, SFAS No. 142 requires that goodwill and intangible assets that are not amortized be tested for impairment at least annually. SFAS No. 142 is effective in fiscal years beginning after December 15, 2001. For acquisitions effective before June 30, 2001, the Company will adopt both SFAS No. 141 and No. 142 on January 1, 2002. The Company will implement SFAS No. 141 and No. 142 for any acquisitions occurring after June 30, 2001 at the date of closing. The Company is currently evaluating the impact of the adoption of SFAS No. 141 and No. 142 on its consolidated financial statements.

NOTE 19. SUBSEQUENT EVENT

In July 2001, the Company elected to terminate and concurrently replace its existing swap agreements. The new agreement modifies the fixed rate to be paid, to a range of 3.80% to 5.99%, for the period July 1, 2002 through December 31, 2002, and to 6.49% for the period January 1, 2003 through the scheduled maturity of the Senior Term Facility in 2005. In addition, the new agreement fixes the rate of interest to be paid on 100% of the principal balance of the Senior Term Facility through the scheduled maturity in 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------


OVERVIEW

DDi Corp., formerly known as DDi Holdings Corp. ("DDi Corp."), provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other electronics manufacturing service providers. Operating through our primary operating subsidiaries, DDi Europe Limited ("DDi Europe") and Dynamic Details, Incorporated ("Dynamic Details"), we target the communications and networking equipment industries, which are characterized by aggressive new product development programs demanding the rapid application of advanced technology and design.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000

Net Sales
---------
DDi Capital net sales decreased $21.7 million (25%) to $65.2 million for the three months ended June 30, 2001, from $86.9 million for the same period in 2000. Such decrease in net sales is attributable to a reduction in panels produced, reflecting softened economic conditions, partially offset by the impact of acquisitions. Specifically, the acquisition of Automata International, Inc. ("Automata") in August 2000 contributed $8.6 million to our net sales and the acquisition of Golden Manufacturing, Inc. ("Golden") in September 2000 contributed $3.4 million to our net sales. Further, the acquisitions of Olympic Circuits Canada, Inc. ("Olympic"), Nelco Technology, Inc. ("Nelco"), Altatron Technology, Inc. ("Altatron") in 2001 contributed a combined $2.3 million to our net sales. DDi Corp. net sales decreased $15.7 million (15%) to $85.8 for the three months ended June 30, 2001, from $101.5 million for the same period in 2000. Such decrease reflects the lower level of sales from DDi Capital, partially offset by the impact of the acquisition of Thomas Walter Limited ("Thomas Walter") in March 2001, which contributed $4.1 million to net sales.

Gross Profit
------------
DDi Capital gross profit decreased $10.3 million (34%) to $20.3 million for the three months ended June 30, 2001, from $30.6 million for the same period in 2000. Such decrease in gross profit resulted from the lower level of sales
experienced in the current period.   DDi Corp. gross profit decreased $8.6
million (25%) to $26.5 million for the three months ended June 30, 2001, from $35.1 million for the same period in 2000. Such decrease in gross profit reflects the lower sales experienced by DDi Capital, partially offset by the impact of the acquisition of Thomas Walter.

Sales and Marketing Expenses
----------------------------
DDi Capital sales and marketing expenses decreased $2.3 million (31%) to $5.2 million for the three months ended June 30, 2001, from $7.5 million for the same period in 2000. Such decrease in sales and marketing expenses is primarily due
to the lower level of sales experienced in the current period.   Additionally,
sales and marketing expenses declined as a percentage of net sales, due to effective cost control. DDi Corp. sales and marketing expenses decreased $2.0 million (25%) to $5.9 million for the three months ended June 30, 2001, from $7.9 million for the same period in 2000. Such decrease in sales and marketing expenses reflects the decrease in expense incurred by DDi Capital, partially offset by the impact of the acquisition of Thomas Walter.

General and Administrative Expenses
-----------------------------------
DDi Capital general and administrative expenses decreased $1.7 million (36%) to $3.0 million for the three months ended June 30, 2001, from $4.7 million for the same period in 2000. Such decrease in general and administrative expenses is primarily due to the lower level of sales experienced in the current period. Additionally, general and administrative expenses declined as a percentage of net sales, due to effective cost control. DDi Corp. general and administrative expenses decreased $1.3 million (22%) to $4.7 million for the three months ended June 30, 2001, from $6.0 million for the same period in 2000. Such decease in general and administrative expenses reflects the decrease in expense incurred by DDi Capital, partially offset by the impact of the acquisition of Thomas Walter.

Amortization of Intangibles
---------------------------
DDi Capital amortization of intangibles decreased $0.4 million (8%) to $4.5 million for the three months ended June 30, 2001, from $4.9 million for the same period in 2000. The decrease is due to the use of accelerated amortization methods with regard to certain identifiable intangibles, partially offset by the additional amortization resulting from acquisitions (aggregating approximately $0.2 million). DDi Corp. amortization of intangibles was $5.8 million for the three months ended June 30, 2001, consistent with the expense incurred for the same period in 2000. Such results reflect the decrease in amortization of intangibles incurred by DDi Capital, partially offset by amortization attributable to the acquisition of Thomas Walter.

Net Interest Expense
--------------------
DDi Capital net interest expense decreased $5.5 million (61%) to $3.5 million for the three months ended June 30, 2001, from $9.0 million for the same period in 2000. Such decrease in net interest expense is due primarily to the redemption of a portion of the DDi Capital Senior Discount Notes in October 2000 and in the current period, and the redemption of the Dynamic Details Senior Subordinated Notes in February 2001. Cash generated from equity offerings funded these redemptions. DDi Corp. net interest expense decreased $4.9 million (47%) to $5.6 million for the three months ended June 30, 2001, from $10.5 million for the same period in 2000. Such decrease in net interest expense reflects the decrease in expense incurred by DDi Capital and the redemption of the Intermediate Senior Discount Notes in October 2000. These decreases were partially offset by interest incurred from the issuance of the DDi Corp. Convertible Subordinated Notes (approximately $1.5 million) in February 2001.

Income Taxes
------------
DDi Capital income taxes decreased $0.2 million to $1.8 million for the three months ended June 30, 2001, from $2.0 million for the same period in 2000, reflecting a lower level of taxable income earned in the current period. DDi Corp. income taxes decreased $0.2 million to $2.2 million for the three months ended June 30, 2001, from $2.4 million for the same period in 2000. Such
decrease primarily reflects the decreased DDi Capital provision.   The
provisions for income taxes are based upon our expected effective tax rate in the respective fiscal year.


Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Net Sales
---------
DDi Capital net sales increased $21.6 million (13%) to $183.8 million for the six months ended June 30, 2001, from $162.2 million for the same period in 2000. Such increase in net sales is attributable to the production of more complex and larger panels, which increased the average sales price per panel, and the impact of acquisitions. Specifically, the acquisition of Automata contributed $32.5 million to our net sales and the acquisition of Golden contributed $8.4 million to our net sales. Further, the acquisitions of Olympic, Nelco and Altatron in 2001 contributed a combined $2.3 million to our net sales. DDi Corp. net sales increased $49.7 million (28%) to $226.5 million for the six months ended June 30, 2001, from $176.8 million for the same period in 2000. Such increase in net sales reflects the higher level of sales achieved by DDi Capital and the impact of the acquisitions of MCM Electronics Limited ("MCM") in April 2000 and of Thomas Walter in February 2001.

Gross Profit
------------
DDi Capital gross profit increased $7.4 million (13%) to $64.2 million for the six months ended June 30, 2001, from $56.8 million for the same period in 2000. Such increase in gross profit resulted from improved pricing and the impact of the acquisitions. DDi Corp. gross profit increased $17.8 million (29%) to $79.1 million for the six months ended June 30, 2001, from $61.3 million for the same period in 2000. Such increase in gross profit reflects the improvements in gross profit achieved by DDi Capital and the impact of the acquisitions of MCM and Thomas Walter.

Sales and Marketing Expenses
----------------------------
DDi Capital sales and marketing expenses decreased $0.4 million (3%) to $14.0 million for the six months ended June 30, 2001, from $14.4 million for the same period in 2000. Such decrease in sales and marketing expenses is due to effective cost control, partially offset by the effect of a higher level of sales. DDi Corp. sales and marketing expenses increased $0.5 million (3.4%) to $15.3 million for the six months ended June 30, 2001, from $14.8 million for the same period in 2000. Such increase in sales and marketing expenses is due to the higher level of sales.

General and Administrative Expenses
-----------------------------------
DDi Capital general and administrative expenses decreased $0.3 million (4%) to $8.3 million for the six months ended June 30, 2001, from $8.6 million for the same period in 2000. Such decrease in general and administrative expenses is due to effective cost control, partially offset by the effect of a higher level of sales. DDi Corp. general and administrative expenses increased $1.8 million (18%) to $11.8 million for the six months ended June 30, 2001, from $10.0 million for the same period in 2000. Such increase in general and administrative expenses reflects the decrease in expense incurred by DDi Capital, offset by the impact of the acquisitions of MCM and Thomas Walter.

Amortization of Intangibles
---------------------------
DDi Capital amortization of intangibles decreased $1.1 million (11%) to $9.0 million for the six months ended June 30, 2001, from $10.1 million for the same
period in 2000.   Such decrease in amortization of intangibles is due to the use of accelerated amortization methods with regard to certain identifiable intangibles, partially offset by the additional amortization resulting from acquisitions (approximately $0.3 million). DDi Corp. amortization of intangibles increased $0.6 million (6%) to $11.5 million for the six months ended June 30, 2001, from $10.9 million for the same period in 2000. Such decrease in amortization of intangibles reflects the decrease in expense incurred by DDi Capital, partially offset by amortization attributable to the acquisitions of MCM and Thomas Walter.

Net Interest Expense
--------------------
DDi Capital net interest expense decreased $10.2 million (52%) to $9.5 million for the six months ended June 30, 2001, from $19.7 million for the same period in 2000. Such decrease in net interest expense is due primarily to the redemption of a portion of the Dynamic Details Senior Term Facility principal in April 2000, the redemption of a portion of the DDi Capital Senior Discount Notes in October 2000 and in the 2nd quarter of 2001, and the redemption of the Dynamic Details Senior Subordinated Notes in February 2001. Cash generated from
equity offerings funded these redemptions.   DDi Corp. net interest expense
decreased $9.9 (44%) to $12.8 million for the six months ended June 30, 2001, from $22.7 million for the same period in 2000. Such decrease in net interest expense reflects the decrease in net interest expense incurred by DDi Capital and the redemption of the Intermediate Senior Discount Notes in April and October 2000. These decreases were partially offset by interest incurred from the acquisition of MCM and from the issuance of the DDi Corp. Convertible Subordinated Notes (approximately $2.0 million) in February 2001.

Income Taxes
------------
DDi Capital income taxes increased $8.1 million to $10.7 million for the six months ended June 30, 2001, from $2.6 million for the same period in 2000, reflecting a higher level of taxable income earned in the current period. DDi Corp. income taxes increased $10.0 million to $12.5 million for the six months ended June 30, 2001, from $2.5 million for the same period in 2000. Such increase in income tax expense reflects the increased DDi Capital provision, the impact of the acquisitions of MCM and Thomas Walter, and interest deductions
relating to the Convertible Subordinated Notes.   The provisions for income
taxes are based upon our expected effective tax rate in the respective fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, cash, cash equivalents and marketable securities were $68.4 million for DDi Capital and $77.9 million for DDi Corp., compared to $39.6 million for DDi Capital and $66.9 million for DDi Corp. as of December 31, 2000. The principal source of liquidity to fund ongoing operations for the six months ended June 30, 2001 was cash provided by operations.

Net cash provided by operating activities for the six months ended June 30, 2001 was $52.2 million for DDi Capital and $61.4 million for DDi Corp., compared to $11.8 million for both DDi Capital and DDi Corp. for the six months ended June 30, 2000.

Capital expenditures for the six months ended June 30, 2001 were $14.2 million for DDi Capital and $21.0 million for DDi Corp., compared to $10.2 million for DDi Capital and $10.7 million for DDi Corp. for the six months ended June 30, 2000.

As of June 30, 2001, DDi Capital and DDi Corp. had long-term borrowings of $147.2 million and $274.1 million, respectively. We have $75.0 million available for borrowing under our revolving credit facility for revolving credit loans, letters of credit and swing line loans, less amounts that may be in use from time-to-time. At June 30, 2001, we had no amounts outstanding under this revolving credit facility and had $0.7 million reserved against the facility for a letter of credit. In addition, at June 30, 2001, we had available a $50 million uncommitted incremental borrowing facility.

On February 14, 2001, DDi Corp. and some of its shareholders completed a follow-on public offering of 6,000,000 shares of its common stock, with 3,000,000 shares issued by DDi Corp. and the remainder sold by selling shareholders. The shares were sold at $23.50 per share, generating proceeds of $67.0 million, net of underwriting discounts, commissions and expenses. Concurrently, DDi Corp. issued 5.25% Convertible Subordinated Notes due March 1, 2008 with an aggregate principal of $100.0 million. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $30.00 per share, subject to certain adjustments. These notes generated proceeds of $97.0 million, net of underwriting discounts, commissions and expenses. The net proceeds of both transactions have been used to repurchase a portion of the DDi Capital senior discount notes and all of the Dynamic Details senior subordinated notes (see Note 6 and Note 17 to the Condensed Consolidated Financial Statements).

Based upon the current level of operations, we believe that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet our debt service requirements, capital expenditures and working capital needs for the remainder of the year, although no assurance can be given in this regard. Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. We remain leveraged and our future operating performance and ability to service or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.


COLORADO FACILITY

In December 1999, we implemented a plan to consolidate our Colorado operations into our Texas facility, resulting in the closure of the Colorado facility. In conjunction with the closure of the Colorado facility, we recorded charges in the fourth quarter of 1999 totaling $7.0 million, consisting of $4.5 million for severance and other exit costs and $2.5 million related to the impairment of net property, plant and equipment. The exit costs were accrued for as of December 31, 1999. The closure of the facility was effectively complete as of March 31, 2000. The accrued exit costs remaining as of June 30, 2001 are approximately $0.5 million, representing expenses principally related to net rental payments through scheduled maturities of real property operating leases.


RISKS ASSOCIATED WITH INTANGIBLE ASSETS

At June 30, 2001, intangible assets were $204.9 million for DDi Capital and $281.5 million for DDi Corp. These amounts represented a significant portion of each company's total assets at that date. The intangible assets consist of goodwill and other identifiable intangibles relating to acquisitions. Additional intangible assets may be added in future periods, principally from the consummation of further acquisitions. Amortization of these additional intangibles may, in turn, have a negative impact on earnings. In addition, we continuously evaluate whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could have a material adverse effect on our results during the periods in which such a reduction is recognized. There can be no assurance that we will not be required to write down intangible assets in future periods.


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

FACTORS THAT MAY AFFECT FUTURE RESULTS

SUBSTANTIAL INDEBTEDNESS

We have a substantial amount of indebtedness. As of June 30, 2001, our total debt was approximately $163.5 million for DDi Capital and $290.7 million for DDi Corp. As of June 30, 2001, we had $74.3 million available under the Dynamic Details senior credit facility for future borrowings for general corporate purposes and working capital needs. In addition, subject to the restrictions in the DDi Corp. convertible subordinated notes, DDi Capital senior discount notes and Dynamic Details senior credit facility, we may incur additional indebtedness in an unrestricted amount from time to time to finance acquisitions or capital expenditures or for other purposes.

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


DEPENDENCE ON A CORE GROUP OF SIGNIFICANT CUSTOMERS

Net sales to the ten largest customers accounted for approximately 39.7% of net sales for DDi Capital and 55.5% of net sales for DDi Corp. during the six months ended June 30, 2001. We may depend upon a core group of customers for a material percentage of our net sales in the future. Substantially all sales are made on the basis of purchase orders rather than long-term agreements. We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact revenues. In addition, we generate significant accounts receivable in connection with providing services to customers. If one or more significant customers were to become insolvent or otherwise were unable to pay us for the services provided; results of operations would be adversely affected.


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


ABILITY TO INTEGRATE ACQUIRED BUSINESSES AND MANAGE EXPANSION

Since December 1997, we have completed a merger with one company and acquired eight other companies. We have a limited history of owning and operating our businesses on a consolidated basis. We cannot assure that we will be able to successfully integrate these companies and meet performance expectations without disrupting the quality and reliability of service to customers or diverting management resources. The integration of these acquired companies and our expected growth has placed and may continue to place a significant strain on our management, financial resources and information, operating and financial systems. If we are unable to successfully integrate these companies and manage this growth effectively, our rate of growth and revenues may be adversely affected.


COSTS OF INTERNATIONAL EXPANSION

We have expanded into new foreign markets and intend to continue our international expansion. We completed our acquisition of MCM and Thomas Walter, both United Kingdom companies, on April 14, 2000 and March 5, 2001, respectively. In addition, we completed our acquisition of Olympic, a Canadian company, on April 9, 2001. Entry into foreign markets may require considerable management time as well as, in the case of new operations, start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, operations in new foreign markets may achieve low margins or may be unprofitable. We may not be able to utilize net operating losses incurred by foreign operations to reduce our U.S. income taxes. Therefore, as we continue to expand internationally, we may not generate the revenues we expect, and our operating margins may be negatively impacted and DDi Corp.'s common stock price may decline.

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

DEPENDENCE ON KEY MANAGEMENT

We depend on the services of our senior executives, including our Chairman Charles D. Dimick, and our President and Chief Executive Officer, Bruce D. McMaster. We cannot assure that we will be able to retain these and other executive officers and key personnel or attract additional qualified management in the future. Neither Mr. Dimick nor Mr. McMaster is a party to an employment agreement with us. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly engineering and sales personnel, due to our focus on the technologically advanced and time-critical segment of the electronics manufacturing services industry. In addition, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

CONTROLLING STOCKHOLDERS

Investment funds affiliated with Bain Capital, Inc. beneficially own approximately 5.8% of the outstanding common stock of DDi Corp. In addition, of the eight directors who serve on our board, three are current representatives of Bain Capital, Inc. and two are former representatives of Bain Capital, Inc. By virtue of such stock ownership and board representation, these entities will continue to have a significant influence over all matters submitted to our stockholders, including the election of our directors, and to exercise significant control over our business, policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

Interest Rate Risk

The DDi Europe facilities agreement and the Dynamic Details senior credit facility bear interest at a floating rate; the DDi Capital senior discount notes and DDi Corp. convertible subordinated notes bear interest at fixed rates. We reduce our exposure to interest rate risks through swap agreements.

The Dynamic Details revolving credit facility bears interest at (i) 2.00% per annum plus the applicable LIBOR or (ii) 1.25% per annum plus the federal reserve reported overnight funds rate plus 0.5% per annum. As of June 30, 2001, we had no amount outstanding under our revolving credit facility. Based upon our anticipated utilization of the Dynamic Details revolving credit facility through the year ending December 31, 2001, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

Under the terms of the current swap agreements, we pay a maximum annual rate of interest applied to a notional amount equal to the principal balance of the term facility portion of the Dynamic Details senior credit facility through December 31, 2001. The maximum annual rate is 5.75% for a given month, unless one-month LIBOR for that month equals or exceeds 7.00%, in which case we pay 7.00% for that month. From January 1, 2002 through the scheduled maturity of the Senior Term Facility in 2005, the Company pays a fixed annual rate of 5.72% applied to a notional amount equal to the principal balance of the Senior Term Facility (from January 1, 2002 to December 31, 2002) and a fixed annual rate of 6.58% applied to a notional amount equal to 50% of the principal balance from January 1, 2003 to April 2005. The term loan facility portion of the Dynamic Details senior credit facility bears interest based on one-month LIBOR. As of June 30, 2001, one-month LIBOR was 3.79%. If one-month LIBOR increased by 10% to 4.17%, interest expense related to the term loan facility portion would increase by approximately $0.5 million over the twelve months ending June 30, 2002. Since the increased rate would not exceed 5.75%, that increase in interest expense would not be offset by payments under the swap agreement. Under the new swap agreement entered into in July 2001 (see Note 19 to the Condensed Consolidated Financial Statements), a 10% increase in one-month LIBOR to 4.17% would not result in additional interest expense.

Under the terms of the current swap agreement, DDi Europe pays a fixed annual rate of interest equal to 6.92% applied to fixed amounts of debt per the agreement, through September 2002. As of June 30, 2001, the swap covers approximately 90% of the outstanding debt under the facilities agreement. If DDi Europe were to borrow the full amount available on its facilities agreement, the fixed amounts of debt per the swap agreement would still cover approximately 57% of the outstanding debt. The DDi Europe facilities agreement bears interest based on three-month LIBOR. As of June 30, 2001, three-month LIBOR was 3.76%. If three-month LIBOR increased by 10% to 4.14%, interest expense related to the term loan facility would not increase due to the fixed rate of 6.92% under the swap agreement.

A change in interest rates would not have an effect on our interest expense on the DDi Capital senior discount notes or DDi Corp. convertible subordinated notes because these instruments bear a fixed rate of interest.

Foreign Currency Exchange Risk

The sales and expenses and financial results of DDi Europe and of our Canadian operations are denominated in British pounds and Canadian dollars, respectively. We have foreign currency translation risk equal to our net investment in those operations. However, since nearly all of our sales are denominated in each operation's local currency or in U.S. dollars, we have relatively little exposure to foreign currency transaction risk with respect to sales made. Therefore, the effect of an immediate 10% change in exchange rates would not have an impact on our operating results over the 12 month period ending June 30, 2002. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

                           PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

  The Annual Meeting of Stockholders of DDi Corp. was held on June 1, 2001 for the purpose of (a) electing three Class I Directors to the Board of Directors and (b) voting on a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors. Prescott Ashe, Charles D. Dimick and David Dominik were elected to serve as Class I Directors of the Company for three-year terms expiring at the 2004 Annual Meeting of Stockholders. Robert Guezuraga, Murray Kenney, Bruce D. McMaster and Stephen Zide continued in office as Class II Directors and Edward W. Conard, Stephen G. Pagliuca and Mark R. Benham continued in office as Class III Directors.

The tabulation of the votes cast for the election of Messrs. Ashe, Dimick and Dominik was as follows:

                                 Votes For       Votes Withheld
                               -------------     --------------
Mr. Ashe                        33,455,401            157,545
Mr. Dimick                      29,600,148          4,012,798
Mr. Dominik                     30,565,044          3,047,902

  The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors was approved. The tabulation of votes was as follows:

   Votes For        Votes Against          Abstensions      Broker Non-Votes
  -----------      ---------------       -------------      ----------------
   33,427,054          184,916                 976                  0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

  (a)  Exhibits.  None.
       ---------

  (b) Reports on Form 8-K.
      --------------------

  On April 5, 2001, DDi Corp. filed a report on Form 8-K dated April 5, 2001 disclosing the date of the annual meeting of stockholders and information regarding the procedures for director nominations and stockholder proposals.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 14th day of August, 2001.

                                DDi CORP.

                                By: /s/ JOSEPH P. GISCH
                                    -------------------

                                    Joseph P. Gisch
                                    Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 14th day of August, 2001.

                                DDi CAPITAL CORP.

                                By: /s/ JOSEPH P. GISCH
                                    -------------------

                                    Joseph P. Gisch
                                    Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)