Form 10-Q
period 2001-09-30
DDI CAPITAL CORP/DYNAMIC DETAILS INC; DDI CORP
filed 2001-11-14
CIK 1050119, 1104252

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the quarterly period ended September 30, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from ________ to _________

                            Commission File Numbers:
                          DDi Corp.          000-30241
                          DDi Capital Corp.  333-41187

                                   DDi CORP.
                               DDi CAPITAL CORP.
           ----------------------------------------------------------
           (Exact name of registrants as specified in their charters)

                  Delaware                                     06-1576013
                 California                                    33-0780382
      ---------------------------------                  ----------------------
        (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                   Identification No.)

                        1220 Simon Circle
                       Anaheim, California                92806
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

     Indicate by check mark whether DDi Corp. and DDi Capital Corp.: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [_].

     As of November 7, 2001, all of the voting stock of DDi Capital Corp. was held by DDi Intermediate Holdings Corp., and all of the voting stock of DDi Intermediate Holdings Corp. was held by DDi Corp.

     As of November 7, 2001, DDi Corp. had 47,898,223 shares of common stock, par value $0.01 per share, outstanding and DDi Capital Corp. had 1,000 shares of common stock, par value $0.01 per share, outstanding.

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

     DDi Capital meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format pursuant to General Instruction H(2).

                                   DDi CORP.
                               DDi CAPITAL CORP.
                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                         Page No.
                                                                                         --------
PART I  FINANCIAL INFORMATION


Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 2001
                 and December 31, 2000                                                        3

              Condensed Consolidated Statements of Operations for the three and nine
                 months ended September 30, 2001 and 2000                                     4

              Consolidated Statements of Comprehensive Income (Loss) for the three and nine
                 months ended September 30, 2001 and 2000                                     6

              Condensed Consolidated Statements of Cash Flows for the nine months
                 ended September 30, 2001 and 2000                                            8

              Notes to Condensed Consolidated Financial Statements                            9

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                               18

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                     26

PART II       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                               27

Signatures                                                                                   28


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                        DDi CAPITAL CORP. AND DDi CORP.
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                          DDi Capital                         DDi Corp.
                                                                 -----------------------------      -----------------------------
                                                                 September 30,     December 31,     September 30,     December 31,
                                                                     2001             2000              2001             2000
                                                                 -----------------------------      -----------------------------
                                                                 (Unaudited)                        (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                      $  19,199        $  39,629         $  25,793        $  66,874
    Marketable securities - available for sale                        27,212                -            27,212                -
    Accounts receivable, net                                          35,317           87,860            48,773           99,828
    Inventories                                                       20,056           24,824            29,013           30,290
    Prepaid expenses and other                                         1,889            2,349             3,293            3,145
    Deferred income taxes                                             16,849           14,584            13,533           14,584
                                                                   ---------        ---------         ---------        ---------
       Total current assets                                          120,522          169,246           147,617          214,721
  Property, plant and equipment, net                                  96,842           80,928           126,004           92,726
  Debt issuance costs, net                                             5,721            9,217             9,363            9,217
  Goodwill and other intangibles, net                                199,945          199,389           278,233          263,456
  Other                                                                1,727            1,048             2,004            1,247
                                                                   ---------        ---------         ---------        ---------
Total assets                                                       $ 424,757        $ 459,828         $ 563,221        $ 581,367
                                                                   =========        =========         =========        =========

Liabilities and Stockholders' Equity
Current liabilities:
    Current maturities of long-term debt and capital lease
      obligations                                                  $  16,303        $  13,656         $  16,550        $  16,935
    Accounts payable                                                   9,428           26,612            22,062           37,099
    Accrued expenses and other                                        15,836           39,559            23,256           44,452
    Income taxes payable                                               3,009            6,099             1,816            8,215
                                                                   ---------        ---------         ---------        ---------
       Total current liabilities                                      44,576           85,926            63,684          106,701
  Long-term debt and capital lease obligations                       143,588          291,797           272,851          316,308
  Deferred income taxes                                               16,330           17,971            16,305           20,493
  Notes payable and other                                              9,575            1,468             9,575            1,468
                                                                   ---------        ---------         ---------        ---------
       Total liabilities                                             214,069          397,162           362,415          444,970
                                                                   ---------        ---------         ---------        ---------
 Commitments and contingencies

 Stockholders' equity:
    Common stock, additional paid-in-capital and other               544,564          386,298           542,863          468,595
    Accumulated other comprehensive loss                                (545)               -            (4,581)          (3,048)
    Accumulated deficit                                             (333,331)        (323,632)         (337,476)        (329,150)
       Total stockholders' equity                                    210,688           62,666           200,806          136,397
                                                                   ---------        ---------         ---------        ---------
 Total liabilities and stockholders' equity                        $ 424,757        $ 459,828         $ 563,221        $ 581,367
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

                               DDi CAPITAL CORP.
                Condensed Consolidated Statements of Operations
                                (In thousands)
                                  (Unaudited)

                                                                     Three                        Nine Months
                                                                  Months Ended                       Ended
                                                                  September 30,                   September 30,
                                                             ------------------------------------------------------
                                                               2001           2000            2001           2000
                                                             --------       --------        --------       --------
Net sales                                                    $ 53,762       $132,227        $237,609       $294,424
Cost of sales                                                  46,383         83,886         166,040        189,269
                                                             ------------------------------------------------------
  Gross profit                                                  7,379         48,341          71,569        105,155

Operating expenses:
  Sales and marketing                                           5,717         11,189          19,706         25,559
  General and administrative                                    3,010          6,523          11,301         15,147
  Amortization of intangibles                                   4,581          4,719          13,575         14,835
                                                             ------------------------------------------------------
Operating income (loss)                                        (5,929)        25,910          26,987         49,614
Interest rate swap valuation                                    8,285              -           8,285              -
Interest expense (net) and other expense (net)                  2,806          9,007          12,349         28,739
                                                             ------------------------------------------------------
Income (loss) before income taxes and extraordinary items     (17,020)        16,903           6,353         20,875
Income tax benefit (expense)                                    6,547         (8,384)         (4,103)       (11,008)
                                                             ------------------------------------------------------
Income (loss) before extraordinary items                      (10,473)         8,519           2,250          9,867
Extraordinary items, net of taxes                                   -              -         (11,949)          (670)
                                                             ------------------------------------------------------
Net income (loss)                                            $(10,473)      $  8,519        $ (9,699)      $  9,197
                                                             ======================================================



        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   DDi CORP.
                Condensed Consolidated Statements of Operations
              (In thousands, except share and per share amounts)
                                  (Unaudited)


                                                                             Three Months Ended            Nine Months Ended
                                                                                September 30,                 September 30,
                                                                        ----------------------------------------------------------
                                                                            2001            2000           2001           2000
                                                                        -----------     -----------    -----------    -----------
Net sales                                                               $    70,583     $   149,582    $   297,131    $   326,400
Cost of sales                                                                59,337          95,132        206,804        210,620
                                                                        ---------------------------------------------------------
  Gross profit                                                               11,246          54,450         90,327        115,780

Operating expenses:
  Sales and marketing                                                         6,193          11,615         21,488         26,420
  General and administrative                                                  4,584           8,486         16,375         18,451
  Amortization of intangibles                                                 5,771           5,519         17,288         16,445
                                                                        ---------------------------------------------------------
Operating income (loss)                                                      (5,302)         28,830         35,176         54,464

Interest rate swap valuation                                                  8,285               -          8,285              -
Interest expense (net) and other expense (net)                                4,644          10,427         17,449         33,115
                                                                        ---------------------------------------------------------
Income (loss) before income taxes                                           (18,231)         18,403          9,442         21,349
Income tax benefit (expense)                                                  6,684          (8,983)        (5,819)       (11,478)
                                                                        ---------------------------------------------------------
Income (loss) before extraordinary items                                    (11,547)          9,420          3,623          9,871
Extraordinary items, net of taxes                                                 -               -        (11,949)        (2,551)
                                                                        ---------------------------------------------------------
Net income (loss)                                                       $   (11,547)    $     9,420    $    (8,326)   $     7,320
                                                                        =========================================================


Income (loss) per share - basic:
  Before extraordinary items                                            $     (0.24)    $      0.24    $      0.07    $      0.20
  Extraordinary items                                                   $         -     $         -    $     (0.25)   $     (0.09)
                                                                        ---------------------------------------------------------
  Net income (loss)                                                     $     (0.24)    $      0.24    $     (0.18)   $      0.11
                                                                        =========================================================


Income (loss) per share - diluted:
  Before extraordinary items                                            $     (0.24)    $      0.22    $      0.07    $      0.19
  Extraordinary items                                                   $         -     $         -    $     (0.25)   $     (0.09)
                                                                        ---------------------------------------------------------
  Net income (loss)                                                     $     (0.24)    $      0.22    $     (0.18)   $      0.10
                                                                        =========================================================

Weighted average shares used to compute income
 (loss) per share:
  Basic                                                                  47,863,270      39,320,390     47,206,256     27,904,918
                                                                        =========================================================
  Diluted                                                                47,863,270      42,031,446     48,574,726     29,408,841
                                                                        =========================================================

------------------------------------------------------

Pro forma basic net income per share (unaudited)                                        $      0.24                  $      0.22
                                                                                        ===========                  ===========
Pro forma diluted net income per share (unaudited)                                      $      0.22                  $      0.21
                                                                                        ===========                  ===========
Pro forma weighted average basic shares outstanding (unaudited)                          39,320,390                   33,836,658
                                                                                        ===========                  ===========
Pro forma weighted average diluted shares outstanding (unaudited)                        42,031,446                   35,340,581
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

                               DDi CAPITAL CORP.
            Consolidated Statements of Comprehensive Income (Loss)
                                (In thousands)
                                  (Unaudited)

                                                                    Three Months                   Nine Months
                                                                        Ended                         Ended
                                                                    September 30,                 September 30,
                                                               ---------------------------------------------------
                                                                 2001           2000          2001          2000
                                                               --------       -------       --------       -------
Net income (loss)                                              $(10,473)       $8,519       $ (9,699)      $9,197
Other comprehensive income (loss):
  Foreign currency translation adjustments                         (560)            -           (359)           -
  Cumulative effect of adoption of SFAS No. 133                       -             -           (627)           -
  Unrealized gain on interest rate swaps, net of
    unrealized net tax benefit                                    1,634             -            361            -
  Unrealized holding gain on marketable
    securities - available for sale                                  37             -             80            -
                                                               --------------------------------------------------
Comprehensive income (loss)                                    $ (9,362)       $8,519       $(10,244)      $9,197
                                                               ==================================================



        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   DDi CORP.
            Consolidated Statements of Comprehensive Income (Loss)
                                (In thousands)
                                  (Unaudited)

                                                                          Three Months Ended               Nine Months Ended
                                                                            September 30,                   September 30,
                                                                       ---------------------------- --------------------------
                                                                         2001            2000           2001            2000
                                                                       --------        --------        -------        --------
Net income (loss)                                                      $(11,547)        $ 9,420        $(8,326)        $ 7,320
Other comprehensive income (loss):
Foreign currency translation adjustments                                  2,412          (3,042)          (974)         (4,208)
Cumulative effect of adoption of SFAS No. 133                                 -               -         (1,150)              -
Unrealized net gain on interest rate swaps,
  net of unrealized net tax benefit                                       1,490               -            511               -
Unrealized holding gain on marketable
  securities - available for sale                                            37               -             80               -
                                                                       ---------------------------- --------------------------
Comprehensive income (loss)                                            $ (7,608)        $ 6,378        $(9,859)        $ 3,112
                                                                       ============================ ==========================

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                        DDi CAPITAL CORP. AND DDi CORP.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                                           DDi Capital                       DDi Corp.
                                                                ------------------------------------------------------------------
                                                                 Nine Months Ended September 30,  Nine Months Ended September 30,
                                                                      2001          2000                 2001          2000
                                                                -------------- -----------------  --------------- ----------------
Cash flows from operating activities:
Net cash provided by operating activities                          $  46,171     $  40,332            $  53,360     $  44,089
                                                                -------------- -----------------  --------------- ----------------

Cash flows from investing activities:
Purchases of property, plant and equipment                           (22,644)      (17,395)             (33,211)      (19,357)
Purchases of short-term investments                                  (44,497)            -              (44,497)            -
Proceeds from sale of short-term investments                          17,365             -               17,365             -
Acquisition of MCM, net of cash acquired of $7,794                         -             -                    -        (2,375)
Acquisition of Thomas Walter                                               -             -              (24,534)            -
Acquisition of Nelco                                                  (2,963)            -               (2,963)            -
Acquisition of Olympic                                               (12,684)            -              (12,684)            -
Acquisition of Altatron, net of cash acquired of $81                  (4,786)            -               (4,786)            -
Acquisition related expenditures                                        (535)            -                 (601)            -
  Acquisition of Automata                                                  -       (19,805)                   -       (19,805)
  Acquisition of Golden Manufacturing, net of cash
   acquired of $722                                                        -       (11,867)                   -       (11,867)
                                                                -------------- -----------------  --------------- ----------------
Net cash used in investing activities                                (70,744)      (49,067)            (105,911)      (53,404)
                                                                -------------- -----------------  --------------- ----------------
Cash flows from financing activities:
Net principal payments on long-term debt                            (147,224)     (103,026)            (148,941)     (146,504)
Net (payments) borrowings on revolving credit facilities                (186)        9,500                 (186)        9,500
Borrowings on DDi Europe Facilities Agreement                              -             -                2,867             -
Proceeds from issuance of convertible subordinated notes                   -             -              100,000             -
Payments of deferred notes payable                                      (691)       (2,365)                (691)       (2,365)
Principal payments on capital lease obligations                       (1,350)         (891)              (2,025)       (1,126)
Payment of debt issuance costs                                        (2,820)         (742)              (6,800)         (742)
Capital contribution from Parent, net                                158,266       106,645                    -             -
Due to affiliate                                                        (212)          339                    -             -
Shareholder borrowings                                                     -             -                    -           (17)
Escrow payable distribution                                           (1,602)       (1,267)              (1,602)       (1,267)
Proceeds from issuance of common stock
  through initial public offering                                          -             -                    -       156,660
Net proceeds from issuance of common stock
  through follow-on public offering                                        -             -               66,975             -
Costs incurred in connection with the issuance of
  common stock through initial public offering                             -             -                    -        (4,267)
Costs incurred in connection with the issuance of
  common stock through follow-on public offering                           -             -                 (844)            -
Issuance of common stock through Employee Stock
  Purchase Plan                                                            -             -                  733           365
Proceeds from exercise of stock options                                    -             -                3,161           602
                                                                -------------- -----------------  --------------- ----------------
Net cash provided by financing activities                              4,181         8,193               12,647        10,839
                                                                -------------- -----------------  --------------- ----------------
Effect of exchange rate changes on cash                                  (38)            -               (1,177)          326
                                                                -------------- -----------------  --------------- ----------------
Net increase (decrease) in cash and cash equivalents                 (20,430)         (542)             (41,081)        1,850

Cash and cash equivalents, beginning of year                          39,629           644               66,874           648
                                                                -------------- -----------------  --------------- ----------------
Cash and cash equivalents, end of period                           $  19,199     $     102            $  25,793     $   2,498
                                                                ============== =================  =============== ================

Supplemental disclosure of cash flow information:
 Non-cash operating activities:

  During the nine months ended September 30, 2001, depreciation and amortization expense was approximately $26 million for DDi Capital and approximately $33 million for DDi Corp.

  During the nine months ended September 30, 2000, depreciation and amortization expense was approximately $27 million for DDi Capital and $30 million for DDi Corp.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of DDi Capital and DDi Corp. as of September 30, 2001, and the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

This report on Form 10-Q for the quarter ended September 30, 2001 should be read in conjunction with the audited financial statements presented in the DDi Capital Corp.'s and DDi Corp.'s Annual Report on Form 10-K for the year ended December 31, 2000.

Concurrent with DDi Corp.'s initial public offering on April 14, 2000 (see Note
6), each share of Class L common stock was reclassified into one share of Class A common stock plus an additional number of shares of Class A common stock (determined by dividing the preference amount of a share of Class L common stock by the initial public offering price of $14.00 per share). Class A and Class L common stock shared ratably in the net income (loss) remaining after giving effect to the 12% yield on the Class L common stock. Each share of Class A common stock was then converted into 2.8076 shares of new common stock when DDi Corp. reincorporated in the state of Delaware.

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

                        DDi CAPITAL CORP. AND DDi CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

                                              DDi Capital                           DDi Corp.
                                   -----------------------------------------------------------------------

                                     September 30,      December 31,     September 30,      December 31,
                                         2001              2000              2001              2000
                                   -----------------------------------------------------------------------

Raw materials                             $13,766           $ 9,970           $16,476           $12,561
Work-in-process                             4,639            12,117            10,233            14,667
Finished goods                              1,651             2,737             2,304             3,062
                                   -----------------------------------------------------------------------
Total                                     $20,056           $24,824           $29,013           $30,290
                                   =======================================================================

NOTE 3.  LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

                                                           DDi Capital                           DDi Corp.
                                                ---------------------------------------------------------------------
                                                 September 30,      December 31,     September 30,      December 31,
                                                      2001              2000              2001              2000
                                                ---------------------------------------------------------------------
Senior Term Facility (a)                             $139,471          $147,743          $139,471          $147,743
10.0% Senior Subordinated Notes                             -           100,000                 -           100,000
5.25% Convertible Subordinated Notes                        -                 -           100,000                 -
12.5% Capital Senior Discount Notes (b)                14,092            50,311            14,092            50,311
DDi Europe Facilities Agreement (c)                         -                 -            28,372            27,249
Capital lease obligations                               6,328             7,399             7,466             7,940
                                                ---------------------------------------------------------------------
  Sub-total                                           159,891           305,453           289,401           333,243
Less current maturities                               (16,303)          (13,656)          (16,550)          (16,935)
                                                ---------------------------------------------------------------------
  Total                                              $143,588          $291,797          $272,851          $316,308
                                                =====================================================================

(a) The Senior Term Facility, together with the Revolving Credit Facility, which had no amounts outstanding as of September 30, 2001 and December 31, 2000, comprise the Senior Credit Facility. Interest rates are LIBOR-based and range from 4.67% to 5.67% as of September 30, 2001.
(b) Face amount of $16,090 and $63,000 at September 30, 2001 and December 31, 2000, respectively, net of unamortized discount of $1,998 and $12,689 at September 30, 2001 and December 31, 2000, respectively.
(c) Interest rates are LIBOR-based and range from 4.65% to 6.15% at September 30, 2001.


NOTE 4. DERIVATIVES

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." In accordance with the transition provisions of SFAS No. 133, DDi Capital and DDi Corp. recorded a cumulative-effect-type adjustment to accumulated other comprehensive loss for the initial difference between the book value and fair value of interest rate swap agreements as of January 1, 2001.
The initial difference amounted to approximately $0.6 million for DDi Capital and approximately $1.2 million for DDi Corp. The fair value of interest rate swaps at September 30, 2001 is included in current and long-term liabilities in the Condensed Consolidated Balance Sheets.

                        DDi CAPITAL CORP. AND DDi CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

In July 2001, the Company elected to terminate and concurrently replace its existing interest rate exchange agreements ("Swap Agreements" or "Swap Agreement"). The modified Swap Agreements fix the rate of interest to be paid on 100% of the principal balance of the Senior Term Facility through the scheduled maturity in 2005. Under the terms of one of the two modified Swap Agreements, the fixed rate to be paid ranges from 3.80% to 4.40% for the period July 1, 2001 through December 31, 2002. The change in the fair value of this modified Swap Agreement was recorded on the Consolidated Statement of Comprehensive Loss for the quarter ended September 30, 2001. Under the terms of the other modified Swap Agreement, the fixed rate to be paid is 5.99% from January 1, 2002 through December 31, 2002 and is 6.49% from January 1, 2003 through the scheduled maturity of the Senior Term Facility in 2005. In addition, this modified Swap Agreement contains a feature that does not qualify it as an effective cash flow hedge pursuant to SFAS No. 133 if interest rates exceed 7.00%. Accordingly, under SFAS No. 133, the change in the fair value of this modified Swap Agreement of $8.3 million was recorded on the Condensed Consolidated Statements of Operations for the quarter ended September 30, 2001.


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

                                                                                               DDi Corp.
                                                                    -------------------------------------------------------------
                                                                           Three Months Ended              Three Months Ended
(in thousands, except share amounts)                                       September 30, 2001              September 30, 2000
                                                                    -------------------------------------------------------------
Numerator:                                                               Basic          Diluted           Basic         Diluted
                                                                    ----------------  ------------    --------------  ------------
Income (loss) before extraordinary item                                 $   (11,547)  $   (11,547)      $     9,420   $     9,420
Priority distribution due shares of Class L common stock                          -             -                 -             -
                                                                    ----------------  ------------    --------------  -----------
Income (loss) allocable to common stock                                     (11,547)      (11,547)            9,420         9,420
Extraordinary item                                                                -             -                 -             -
                                                                    ----------------  ------------    --------------  -----------
Net income (loss) allocable to common stock                             $   (11,547)  $   (11,547)      $     9,420   $     9,420
                                                                    ================  ============    ==============  ===========


Denominator:
Weighted average shares of common stock outstanding (basic)              47,863,270    47,863,270        39,320,390    39,320,390
Dilutive potential common shares:
Stock options and warrants                                                        -             -                 -     2,711,056
                                                                    ----------------  ------------    --------------  -----------
Shares used in computing diluted income (loss) per share                 47,863,270    47,863,270        39,320,390    42,031,446
                                                                    ================  ============    ==============  ===========


                                                                                               DDi Corp.
                                                                    -------------------------------------------------------------
                                                                           Three Months Ended              Three Months Ended
(in thousands, except share amounts)                                       September 30, 2001              September 30, 2000
                                                                    -----------------------------     ---------------------------
Numerator:                                                               Basic          Diluted           Basic         Diluted
                                                                    ----------------  -----------     --------------  ------------
                                                                    ---------------   -----------     -------------   -----------
Income before extraordinary item                                        $     3,623   $     3,623       $     9,871   $     9,871
Priority distribution due shares of Class L common stock                          -             -            (4,356)       (4,356)
                                                                    ---------------   -----------     -------------   -----------
Income allocable to common stock                                              3,623         3,623             5,515         5,515
Extraordinary item                                                          (11,949)      (11,949)           (2,551)       (2,551)
                                                                    ---------------   -----------     -------------   -----------
Net income (loss) allocable to common stock                             $    (8,326)  $    (8,326)      $     2,964   $     2,964
                                                                    ===============   ===========     =============   ===========


Denominator:
Weighted average shares of common stock outstanding (basic)              47,206,256    47,206,256        27,904,918    27,904,918
Dilutive potential common shares:
Stock options and warrants                                                        -     1,368,471                 -     1,503,923
                                                                    ---------------   -----------     -------------   -----------
Shares used in computing diluted income (loss) per share                 47,206,256    48,574,727        27,904,918    29,408,841
                                                                    ===============   ===========     =============   ===========


                        DDi CAPITAL CORP. AND DDi CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Pro forma loss per share (unaudited) - Pro forma basic and diluted net income per share for the three and nine months ended September 30, 2000 have been calculated based on the net loss applicable to common stock assuming the reclassification of DDi Corp.'s Class A and L common stock (see Note 1), which occurred immediately prior to the completion of the initial public offering (see
Note 6), had occurred at the beginning of the period.


NOTE 6. PUBLIC OFFERINGS

On April 14, 2000, DDi Corp. completed an initial public offering of 12,000,000 shares of its common stock at $14.00 per share with proceeds of $156.7 million, net of underwriting discounts, commissions and expenses. The net proceeds were used to reduce the indebtedness of the Dynamic Details senior term loans, redeem a portion of the senior discount notes issued by DDi Intermediate, pay associated redemption premiums and accrued and unpaid interest thereon, finance a portion of the acquisition of MCM (see Note 7) and pay offering expenses. In conjunction with the redemption of debt, the Company recorded net extraordinary losses (see Note 17).

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

The acquisition of MCM was accounted for as a purchase in accordance with Accounting Principles Board Opinion No.16 ("APB 16"), and accordingly, the results of operations of MCM since the date of acquisition are included in the accompanying condensed consolidated financial statements for DDi Corp. The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. The Company has allocated to tangible assets acquired (aggregating approximately $30 million) and liabilities assumed (aggregating approximately $46 million), with the remaining consideration consisting of goodwill and identifiable intangible assets.


NOTE 8.  ACQUISITION OF AUTOMATA INTERNATIONAL

On August 4, 2000, Dynamic Details completed the acquisition of substantially all the U.S. assets of Automata, a Virginia-based manufacturer of technologically advanced printed circuit boards. Dynamic Details acquired substantially all the U.S. assets of Automata for a total cash consideration of approximately $19.5 million, plus expenses of $0.5 million.

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

The acquisition of Thomas Walter was accounted for as a purchase in accordance with APB 16 and accordingly, the results of operations of Thomas Walter since the date of acquisition are included in the accompanying condensed consolidated financial statements of DDi Corp. The purchase price of $24.5 million has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. As of the filing of this report, management is assessing fair value adjustments to the intangible assets acquired (including identifiable intangibles such as developed technologies and assembled workforce). These intangibles will be amortized over their estimated useful lives. The residual value will be allocated to goodwill and will be amortized over its estimated useful life of 20 years. The Company anticipates making a final purchase price allocation in the fourth quarter of 2001 based upon completion of management's assessment.


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

                        DDi CAPITAL CORP. AND DDi CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

NOTE 12.  ACQUISITION OF OLYMPIC CIRCUITS CANADA

On May 9, 2001, Dynamic Details completed the acquisition of Olympic, a Canada-based, time-critical electronics manufacturing service provider specializing in quick-turn prototype printed circuit boards for a total cash consideration of approximately $12.8 million plus contingent consideration based on earnings in each of the three years following the date of acquisition plus expenses of $0.1 million. No contingent consideration has been earned or recorded as of September 30, 2001.

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


NOTE 13.  ACQUISITION OF ALTATRON TECHNOLOGY

On June 4, 2001, Dynamic Details completed the acquisition of the assets of Altatron, a Southern California-based provider of value-add assembly services to electronics original equipment manufacturers for a total cash consideration of approximately $4.8 million plus contingent consideration based on earnings in each of the two years following the date of acquisition. No contingent consideration has been earned or recorded as of September 30, 2001.

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

                        DDi CAPITAL CORP. AND DDi CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

NOTE 14. UNAUDITED PRO FORMA INFORMATION

The accompanying condensed consolidated statements of operations include the accounts of MCM, Automata and Golden for the period January 1, 2001 through September 30, 2001 and includes the accounts of Thomas Walter for the period March 5, 2001 through September 30, 2001, the accounts of Nelco for the period April 27, 2001 through September 30, 2001, the accounts of Olympic for the period May 9, 2001 through September 30, 2001 and the accounts of Altatron for the period June 4, 2001 through September 30, 2001. The following pro forma information for the nine months ended September 30, 2001 and 2000 presents net sales, income before extraordinary item, and net income (loss) for each of these periods as if the MCM, Automata, Thomas Walter, Nelco, Olympic and Altatron
transactions were consummated at the beginning of each period.   The unaudited
pro forma financial information does not reflect Golden's pre-acquisition results. As of the filing of this report, management is assessing purchase price allocation adjustments to the intangible assets acquired and to liabilities assumed in the Thomas Walter, Nelco, Olympic, and Altatron
acquisitions based on fair values.   The following pro forma information does
not reflect final purchase price allocation results. These results may have a material effect on the reported results of operations.

                                                                               Pro Forma                      Pro Forma
                                                                               ---------                      ---------
                                                                                             Nine months ended
                                                                            September 30, 2001            September 30, 2000
                                                                            ------------------            ------------------
                                                                                  (in millions, except per share data)
Net Sales:
  DDi Capital                                                                    $ 249.4                          $ 367.2
  DDi Corp.                                                                      $ 312.4                          $ 432.4

Income Before Extraordinary Item:
  DDi Capital                                                                    $   0.9                          $   6.9
  DDi Corp.                                                                      $   2.3                          $   7.0

Net Income (Loss):
  DDi Capital                                                                    $ (11.1)                         $   6.4
  DDi Corp.                                                                      $  (9.6)                         $   4.4

DDi Corp. net income (loss) per share of common stock--basic                     $ (0.20)                         $  0.16
DDi Corp. net income (loss) per share of common stock--diluted                   $ (0.20)                         $  0.15


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

The Company's chief operating decision makers are the Chairman and Chief Executive Officer. Based on the evaluation of the Company's financial information, management believes that the Company operates in one reportable segment which designs, develops, manufactures, assembles and tests complex printed circuit boards, back panels and related electronic products. The Company operates in two geographical areas, domestic (U.S.A.) and international. Revenues are attributed to the country to which the product is sold. Revenues by product and service are not reported as it is impracticable to do so. During the three and nine months ended September 30, 2001 there were no material assets or revenues from any individual foreign country.

                        DDi CAPITAL CORP. AND DDi CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

The following summarizes financial information for DDi Corp. by geographic area:

                                Three months ended September 30,    Nine months ended September 30,
          (in thousands)           2001               2000             2001             2000
                                -----------        ------------     -----------      -------------
          Net sales:
          Domestic              $ 51,331           $ 123,605         $ 218,336          $ 275,381
          Europe                  17,747              19,797            65,595             41,368
          Other                    1,505               6,180            13,200              9,651
                                --------           ---------         ---------          ---------
            Total               $ 70,583           $ 149,582         $ 297,131          $ 326,400
                                ========           =========         =========          =========

Net sales by geographic area for DDi Capital for the three and nine months ended September 30, 2001 and 2000 were the same as DDi Corp. except the sales to Europe were $927 for the three months ended September 30, 2001 and $6,074 for the nine months ended September 30, 2001.

                                September 30,   December 31,
         (in thousands)            2001            2000
                                ------------    ------------
        Long-lived assets:
          Domestic              $ 295,315         $ 290,582
          International           120,289            76,064
                                ---------         ---------
            Total               $ 415,604         $ 366,646
                                =========         =========

Long-lived assets for DDi Capital as of September 30, 2001 consisted of $291,672 domestic and $12,563 international and as of December 31, 2000 consisted only of domestic long-lived assets.


NOTE 16. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130 "Reporting Comprehensive Income" establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders' equity. Comprehensive income (loss) for DDi Capital and DDi Corp. consists of net income (loss) plus the effect of foreign currency translation adjustments, unrealized holding gains on marketable securities classified as available-for-sale and unrealized net gains (losses) on interest rate swaps and related unrealized net tax impact.

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

NOTE 18.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 and No. 142. SFAS No. 141 "Business Combinations" requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase accounting method for which the date of acquisition is after June 30, 2001. SFAS No. 142 "Goodwill and Other Intangible Assets" establishes that goodwill and certain intangible assets will not be amortized and the amortization period of certain intangible assets will no longer be limited to forty years. In addition, SFAS No. 142 requires that goodwill and intangible assets that are not amortized be tested for impairment at least annually. SFAS No. 142 is effective in fiscal years beginning after December 15, 2001. For acquisitions effective before June 30, 2001, the Company will adopt both SFAS No. 141 and No. 142 on January 1, 2002. The Company will implement SFAS No. 141 and SFAS No. 142 for any acquisitions occurring after June 30, 2001 at the date of closing. The Company is currently evaluating the impact of the adoption of SFAS No. 141 and No. 142 on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, requires that long-lived assets that are to be disposed by sale be measured at the lower of book value or fair value less cost to sell and expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2002. The Company is currently evaluating the impact of the adoption of SFAS No. 144 on its consolidated financial statements.

NOTE 19. SUBSEQUENT EVENTS

In October 2001, the management and the Company's Board of Directors approved a restructuring plan to downsize and consolidate facilities. As a result, DDi Corp. will record in the fourth quarter of 2001, a pre-tax restructuring charge of approximately $60 million to $80 million, primarily related to capacity reduction, equipment write-offs and impairment of intangible assets.

In November 2001, the Company elected to amend its modified Swap Agreements (see
Note 4). Under the terms of the amended Swap Agreements, the Company pays a maximum annual rate of interest applied to 100% of the principal balance of the Senior Term Facility. The fixed rate to be paid is 4.40% from October 1, 2001 to December 31, 2001, is 5.99% from January 1, 2002 to December 31, 2002 is 6.49% from January 1, 2003 to December 31, 2003 and is 6.99% from January 1, 2004 to the scheduled maturity of the Senior Term Facility in 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
-------------

OVERVIEW

DDi Corp., formerly known as DDi Holdings Corp. ("DDi Corp."), provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other electronics manufacturing service providers. Operating through our primary operating subsidiaries, DDi Europe Limited ("DDi Europe") and Dynamic Details, Incorporated ("Dynamic Details"), we target the communications and networking equipment industries which are characterized by aggressive new product development programs demanding the rapid application of advanced technology and design.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Net Sales
---------
DDi Capital net sales decreased $78.4 million (59%) to $53.8 million for the three months ended September 30, 2001, from $132.2 million for the same period in 2000. Such decrease in net sales is attributable to a reduction in panels produced and the average price per panel, reflecting softened economic conditions, partially offset by the impact of acquisitions during 2000 and 2001. DDi Capital net sales for the three months ended September 30, 2001 relating to acquisitions in 2001 were $5.4 million. DDi Corp. net sales decreased $79.0 million (53%) to $70.6 for the three months ended September 30, 2001, from $149.6 million for the same period in 2000. Such decrease reflects the lower level of sales generated in the current period, partially offset by the impact of the acquisition of Thomas Walter Limited ("Thomas Walter") in March 2001, which contributed $3.2 million to net sales.

Gross Profit
------------
DDi Capital gross profit decreased $40.9 million (85%) to $7.4 million for the three months ended September 30, 2001, from $48.3 million for the same period in 2000. Such decrease in gross profit resulted from the lower level of sales
generated in the current period.   DDi Corp. gross profit decreased $43.3
million (79%) to $11.2 million for the three months ended September 30, 2001, from $54.5 million for the same period in 2000. The decrease in DDi Corp. gross profit primarily reflects the lower level of sales generated in the current period. The impact of the decrease in sales on the Company's gross profit was mitigated by various cost control initiatives relating to materials, production personnel and overhead expenses.

Sales and Marketing Expenses
----------------------------
DDi Capital sales and marketing expenses decreased $5.5 million (49%) to $5.7 million for the three months ended September 30, 2001, from $11.2 million for the same period in 2000. DDi Corp. sales and marketing expenses decreased $5.4 million (47%) to $6.2 million for the three months ended September 30, 2001,
from $11.6 million for the same period in 2000.   Such decreases in sales and
marketing expenses are due to the lower level of sales generated in the current period, as well as cost control measures.

General and Administration Expenses
-----------------------------------
DDi Capital general and administration expenses decreased $3.5 million (54%) to $3.0 million for the three months ended September 30, 2001, from $6.5 million
for the same period in 2000.   DDi Corp. general and administration expenses
decreased $3.9 million (46%) to $4.6 million for the three months ended September 30, 2001, from $8.5 million for the same period in 2000. Such decreases in general and administrative expenses are primarily due to the lower level of sales generated in the current period, as well as cost control measures.

Amortization of Intangibles
---------------------------
DDi Capital amortization of intangibles decreased $0.1 million (2%) to $4.6 million for the three months ended September 30, 2001, from $4.7 million for the
same period in 2000.   The decrease is due to the use of accelerated
amortization methods with regard to certain identifiable intangibles, partially offset by the additional amortization resulting from acquisitions (aggregating approximately $0.3 million). DDi Corp. amortization of intangibles increased $0.3 million (5%) to $5.8 million for the three months ended September 30, 2001, from $5.5 million for the same period in 2000. Such increase is due to the amortization attributable to the acquisition of Thomas Walter, partially offset by the decrease in amortization of intangibles incurred by DDi Capital.

Interest Rate Swap Valuation
----------------------------
DDi Capital and DDi Corp. interest rate swap valuation represents the change in the fair value of an interest rate swap agreement as of September 30, 2001 (see
Note 4 to the Condensed Consolidated Financial Statements).

Net Interest Expense
--------------------
DDi Capital net interest expense decreased $6.2 million (69%) to $2.8 million for the three months ended September 30, 2001, from $9.0 million for the same period in 2000. Such decrease in net interest expense is due primarily to the redemption of a portion of the Capital Senior Discount Notes in October 2000 and during the second quarter of 2001, and the redemption of the Senior Subordinated Notes in February 2001. Cash generated from equity offerings funded these redemptions. DDi Corp. net interest expense decreased $5.8 million (56%) to $4.6 million for the three months ended September 30, 2001, from $10.4 million for the same period in 2000. Such decrease in net interest expense reflects the decrease in expense incurred by DDi Capital and the redemption of the Intermediate Senior Discount Notes in October 2000. These decreases were partially offset by $1.3 million in interest expense incurred relating to the Convertible Subordinated Notes issued in February 2001.

Income Taxes
------------
DDi Capital income taxes decreased $14.9 million to a $6.5 million benefit for the three months ended September 30, 2001, from an $8.4 million expense for the same period in 2000. DDi Corp. income taxes decreased $12.5 million to a $6.7 million benefit for the three months ended September 30, 2001, from a $9.0 million expense for the same period in 2000. Such decreases in tax provisions reflect the lower taxable income generated in the current period. The provisions for income taxes are based upon the Company's expected effective tax rate in the respective fiscal year.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Net Sales
---------
DDi Capital net sales decreased $56.8 million (19%) to $237.6 million for the nine months ended September 30, 2001, from $294.4 million for the same period in 2000. Such decrease in net sales is attributable to a reduction in panels produced and the average price per panel, reflecting softened economic conditions, partially offset by the impact of acquisitions during 2000 and 2001. DDi Capital net sales for the nine months ended September 30, 2001 relating to
acquisitions in 2001 were $7.7 million.   DDi Corp. net sales decreased $29.3
million (9%) to $297.1 million for the nine months ended September 30, 2001, from $326.4 million for the same period in 2000. Such decrease in net sales reflects the lower level of DDi Capital sales, partially offset by the impact of the acquisitions of MCM Electronics Limited ("MCM") in April 2000 and Thomas Walter in March 2001. DDi Corp. net sales for the nine months ended September 2001 relating to acquisitions in 2001 were $16.7 million.

Gross Profit
------------
DDi Capital gross profit decreased $33.6 million (32%) to $71.6 million for the nine months ended September 30, 2001, from $105.2 million for the same period in 2000. DDi Corp. gross profit decreased $25.5 million (22%) to $90.3 million for the nine months ended September 30, 2001, from $115.8 million for the same period in 2000. Such decrease in gross profit resulted from the lower level of sales generated in the nine months ended September 30, 2001. The impact of the decrease in sales on the Company's gross profit was mitigated by various cost control initiatives relating to materials, production personnel and overhead expenses.

Sales and Marketing Expenses
----------------------------
DDi Capital sales and marketing expenses decreased $5.9 million (23%) to $19.7 million for the nine months ended September 30, 2001, from $25.6 million for the same period in 2000. DDi Corp. sales and marketing expenses decreased $4.9 million (19%) to $21.5 million for the nine months ended September 30, 2001, from $26.4 million for the same period in 2000. Such decrease in sales and marketing expenses is primarily due to the lower level of sales generated in the nine months ended September 30, 2001, as well as cost control measures.

General and Administration Expenses
-----------------------------------
DDi Capital general and administration expenses decreased $3.8 million (25%) to $11.3 million for the nine months ended September 30, 2001, from $15.1 million for the same period in 2000. DDi Corp. general and administration expenses decreased $2.1 million (11%) to $16.4 million for the nine months ended September 30, 2001, from $18.5 million for the same period in 2000. Such decreases in general and administrative expenses are due to the lower level of sales generated in the nine months ended September 30, 2001, as well as cost control measures.

Amortization of Intangibles
---------------------------
DDi Capital amortization of intangibles decreased $1.2 million (8%) to $13.6 million for the nine months ended September 30, 2001, from $14.8 million for the
same period in 2000.   Such decrease in amortization of intangibles is due to
the use of accelerated amortization methods with regard to certain identifiable intangibles, partially offset by the additional amortization resulting from acquisitions (aggregating approximately $0.7 million). DDi Corp. amortization of intangibles increased $0.9 million (5%) to $17.3 million for the nine months ended September 30, 2001, from $16.4 million for the same period in 2000. Such increase in amortization of intangibles reflects the impact of the acquisitions of MCM and Thomas Walter, partially offset by the decrease in expense incurred by DDi Capital.

Interest Rate Swap Valuation
----------------------------
DDi Capital and DDi Corp. interest rate swap valuation represents the change in the fair value of an interest rate swap agreement as of September 30, 2001 (see
Note 4 to the Condensed Consolidated Financial Statements).

Net Interest Expense
--------------------
DDi Capital net interest expense decreased $16.4 million (57%) to $12.3 million for the nine months ended September 30, 2001, from $28.7 million for the same period in 2000. Such decrease in net interest expense is due primarily to the redemption of a portion of the Senior Term Facility principal in April 2000, the redemption of a portion of the Capital Senior Discount Notes in October 2000 and during the second quarter of 2001, and the redemption of the Senior Subordinated Notes in February 2001. Cash generated from equity offerings funded these
redemptions.   DDi Corp. net interest expense decreased $15.7 million (47%) to
$17.4 million for the nine months ended September 30, 2001, from $33.1 million for the same period in 2000. Such decrease in net interest expense reflects the decrease in net interest expense incurred by DDi Capital and the redemption of the Intermediate Senior Discount Notes in April and October 2000. These decreases were partially offset by interest expense incurred from the acquisition of MCM and $3.1 million in interest expense relating to the issuance of the Convertible Subordinated Notes in February 2001.

Income Taxes
------------
DDi Capital income taxes decreased $6.9 million to $4.1 million for the nine months ended September 30, 2001, from $11.0 million for the same period in 2000, reflecting a lower level of taxable income earned in the current period. DDi Corp. income taxes decreased $5.7 million to $5.8 million for the nine months ended September 30, 2001, from $11.5 million for the same period in 2000. Such decrease in income tax expense reflects the decreased DDi Capital provision, the impact of the acquisitions of MCM and Thomas Walter, and interest deductions
relating to the Convertible Subordinated Notes.   The provisions for income
taxes are based upon the Company's expected effective tax rate in the respective fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, cash, cash equivalents and marketable securities were $46.4 million for DDi Capital and $53.0 million for DDi Corp., compared to $39.6 million for DDi Capital and $66.9 million for DDi Corp. as of December 31, 2000. The principal source of liquidity to fund ongoing operations for the nine months ended September 30, 2001 was cash provided by operations.

Net cash provided by operating activities for the nine months ended September 30, 2001 was $46.2 million for DDi Capital and $53.4 million for DDi Corp., compared to $40.3 million for DDi Capital and $44.1 million for DDi Corp. for the nine months ended September 30, 2000.

Capital expenditures for the nine months ended September 30, 2001 were $22.6 million for DDi Capital and $33.2 million for DDi Corp., compared to $17.4 million for DDi Capital and $19.4 million for DDi Corp. for the nine months ended September 30, 2000.

As of September 30, 2001, DDi Capital and DDi Corp. had long-term borrowings of $143.6 million and $272.9 million, respectively. We have $75.0 million available for borrowing under our revolving credit facility for revolving credit loans, letters of credit and swing line loans, less amounts that may be in use from time-to-time. At September 30, 2001, we had no amounts outstanding under this revolving credit facility and had $0.7 million reserved against the facility for a letter of credit. In addition, at September 30, 2001, we had available a $50 million uncommitted incremental borrowing facility.

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

COLORADO FACILITY

In December 1999, we implemented a plan to consolidate our Colorado operations into our Texas facility, resulting in the closure of the Colorado facility. In conjunction with the closure of the Colorado facility, we recorded charges in the fourth quarter of 1999 totaling $7.0 million, consisting of $4.5 million for severance and other exit costs and $2.5 million related to the impairment of net property, plant and equipment. The exit costs were accrued for as of December 31, 1999. The closure of the facility was effectively complete as of March 31, 2000. The accrued exit costs remaining as of September 30, 2001 are minor, representing expenses principally related to net rental payments through scheduled maturities of real property operating leases.

RISKS ASSOCIATED WITH INTANGIBLE ASSETS

At September 30, 2001, intangible assets were $199.9 million for DDi Capital and $278.2 million for DDi Corp. These amounts represented a significant portion of each company's total assets at that date. The intangible assets consist of goodwill and other identifiable intangibles relating to acquisitions.
Additional intangible assets may be added in future periods, principally from
the consummation of further acquisitions.   Amortization of these additional
intangibles may, in turn, have a negative impact on earnings. Beginning on January 1, 2002, the Company will adopt SFAS No. 142 which establishes that goodwill and certain intangible assets will no longer be amortized. In addition, we continuously evaluate whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could have a material adverse effect on our results during the periods in which such a reduction is recognized. There can be no assurance that we will not be required to write down intangible assets in future periods.

FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from our actual future
experience involving any one or more of such matters and subject areas.   We
wish to caution readers that all statements other than statements of historical facts included in this quarterly report on Form 10-Q regarding our financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) increased competition; (ii) increased costs;
(iii) inability to consummate acquisitions on attractive terms; (iv) loss or retirement of key members of management; (v) increases in our cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (vi) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (vii) changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; and (viii) the ability to sustain historical margins as the industry develops. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experiences to differ from our current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the risks and uncertainties described herein under the headings "Risks Associated With Intangible Assets" and "Factors That May Affect Future Results" contained herein, however, the operations and results of our business also may be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time-to-time in our registration statements and periodic reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Substantial Indebtedness
------------------------

We have a substantial amount of indebtedness. As of September 30, 2001, our total debt was approximately $159.9 million for DDi Capital and $289.4 million for DDi Corp. As of September 30, 2001, we had $74.3 million available under the Dynamic Details senior credit facility for future borrowings for general corporate purposes and working capital needs. In addition, subject to the restrictions in the DDi Corp. convertible subordinated notes, DDi Capital senior discount notes and Dynamic Details senior credit facility, we may incur additional indebtedness in an unrestricted amount from time to time to finance acquisitions or capital expenditures or for other purposes.

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

Restrictions Imposed by Terms of Indebtedness
---------------------------------------------

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

Technological Change and Process Development
--------------------------------------------

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

Dependence on a Core Group of Significant Customers
---------------------------------------------------

Net sales to the ten largest customers accounted for approximately 37% of net sales for DDi Capital and 36% of net sales for DDi Corp. during the nine months ended September 30, 2001. We may depend upon a core group of customers for a material percentage of our net sales in the future. Substantially all sales are made on the basis of purchase orders rather than long-term agreements. We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered.
Any reduction or delay in orders could negatively impact revenues. In addition, we generate significant accounts receivable in connection with providing services to customers. If one or more significant customers were to become insolvent or otherwise were unable to pay us for the services provided, results of operations would be adversely affected.

Dependence on Acquisition Strategy
----------------------------------

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

Ability to Integrate Acquired Businesses and Manage Expansion
-------------------------------------------------------------

Since December 1997, we have completed a merger with one company and acquired eight other companies. We have a limited history of owning and operating our businesses on a consolidated basis. We cannot assure you that we will be able to successfully integrate these companies and meet performance expectations without disrupting the quality and reliability of service to customers or diverting management resources. The integration of these acquired companies and our expected growth has placed and may continue to place a significant strain on our management, financial resources and information, operating and financial systems. If we are unable to successfully integrate these companies and manage this growth effectively, our rate of growth and revenues may be adversely affected.

Costs of International Expansion
--------------------------------

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

Variability of Orders
---------------------

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

Intellectual Property
---------------------

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

Environmental Matters
---------------------

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

Competition
-----------

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

Dependence on Key Management
----------------------------

We depend on the services of our senior executives, including our Chairman, Charles D. Dimick, and our President and Chief Executive Officer, Bruce D. McMaster. We cannot assure you that we will be able to retain these and other executive officers and key personnel or attract additional qualified management in the future. Neither Mr. Dimick nor Mr. McMaster is a party to an employment agreement with us. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly engineering and sales personnel, due to our focus on the technologically advanced and time-critical segment of the electronics manufacturing services industry. In addition, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

Controlling Stockholders
------------------------

Investment funds affiliated with Bain Capital, Inc. beneficially own approximately 5.8--% of the outstanding common stock of DDi Corp. In addition, of the ten directors who serve on our board, three are current representatives of Bain Capital, Inc. and two are former representatives of Bain Capital, Inc. By virtue of such stock ownership and board representation, these entities will continue to have a significant influence over all matters submitted to our stockholders, including the election of our directors, and to exercise significant control over our business, policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

The Dynamic Details revolving credit facility bears interest at (i) 2.00% per annum plus the applicable LIBOR or (ii) 1.25% per annum plus the federal reserve reported overnight funds rate plus 0.5% per annum. As of September 30, 2001, we had no amount outstanding under our revolving credit facility. Based upon our anticipated utilization of the Dynamic Details revolving credit facility through the year ending December 31, 2001, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

Under the terms of the current swap agreements, we pay a maximum annual rate of interest applied to a notional amount equal to the principal balance of the term facility portion of the Dynamic Details senior credit facility. The maximum annual rate is 4.40% for a given month from October 1, 2001 to December 31, 2001. From January 1, 2002 through December 31, 2002 we pay a fixed annual rate of 5.99%, from January 1, 2003 through the scheduled maturity of the Senior Term Facility in 2005 we pay a fixed annual rate of 6.94%. The term loan facility portion of the Dynamic Details senior credit facility bears interest based on one-month LIBOR. As of September 30, 2001, one-month LIBOR was 2.63%. If one-month LIBOR increased by 10% to 2.89%, interest expense related to the term loan facility portion would not increase over the twelve months ending September 30, 2002 due to the fixed rates under the swap agreements. Under the swap agreement entered into in November 2001 (see Note 19 to the Condensed Consolidated Financial Statements), a 10% increase in one-month LIBOR to 2.89% would not result in additional interest expense.

Under the terms of the current swap agreement, DDi Europe pays a fixed annual rate of interest equal to 6.92% applied to fixed amounts of debt per the agreement, through September 2002. As of September 30, 2001, the swap covers approximately 81% of the outstanding debt under the facilities agreement. If DDi Europe were to borrow the full amount available on its facilities agreement, the fixed amounts of debt per the swap agreement would still cover approximately 59% of the outstanding debt. The DDi Europe facilities agreement bears interest based on three-month LIBOR. As of September 30, 2001, three-month LIBOR was 2.59%. If three-month LIBOR increased by 10% to 2.85%, interest expense related to the term loan facility would not increase due to the fixed rate of 6.92% under the swap agreement.

A change in interest rates would not have an effect on our interest expense on the DDi Capital senior discount notes or DDi Corp. convertible subordinated notes because these instruments bear a fixed rate of interest.

FOREIGN CURRENCY EXCHANGE RISK

The sales and expenses and financial results of DDi Europe and of our Canadian operations are denominated in British pounds and Canadian dollars, respectively. We have foreign currency translation risk equal to our net investment in those operations. However, since nearly all of our sales are denominated in each operation's local currency or in U.S. dollars, we have relatively little exposure to foreign currency transaction risk with respect to sales made. Therefore, the effect of an immediate 10% change in exchange rates would not have an impact on our operating results over the 12 month period ending September 30, 2002. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

                           PART II OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

      (a)  Exhibits.  None.
           --------

      (b)  Reports on Form 8-K.  None.
           --------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 13th day of November, 2001.

                                   DDi CORP.

                                By: /s/ JOSEPH P. GISCH
                                    -------------------

                                    Joseph P. Gisch
                                    Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 13th day of November, 2001.

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