Form 10-K
period 2001-12-31
DDI CAPITAL CORP/DYNAMIC DETAILS INC
filed 2002-03-28
CIK 1050119

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

   For the fiscal year ended December 31, 2001
                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from ______________ to ______________

                           Commission file numbers:

                              DDi Corp.     000-30241
                          DDi Capital Corp. 333-41187

                               -----------------

                                   DDi CORP.
                               DDi CAPITAL CORP.
          (Exact names of registrants as specified in their charters)


                 Delaware                              06-1576013
                California                             33-0780382
       (State or other jurisdiction
     of incorporation or organization)    (I.R.S. Employer Identification Nos.)

  1220 Simon Circle Anaheim, California                   92806
 (Address of Principal Executive Offices)              (Zip Code)

                                (714) 688-7200
             (Registrants' telephone number, including area code)

                               -----------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

               DDi Corp.-Common Stock, par value $.01 per share

                               (Title of class)

                               -----------------

   Indicate by check mark whether DDi Corp. and DDi Capital Corp.: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days: Yes [X] No [_] .

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_] .

   The aggregate market value of the DDi Corp.'s voting Common Stock held by non-affiliates of DDi Corp. was approximately $518,246,064 (computed using the closing price of $12.27 per share of Common Stock on March 11, 2002, as reported by The Nasdaq Stock Market, Inc.). On March 11, 2002, all of the voting stock of DDi Capital Corp. was held by DDi Intermediate Holdings Corp., and all of the voting stock of DDi Intermediate Holdings Corp. was held by DDi Corp.

   As of March 11, 2002, DDi Corp. had 47,975,106 shares of common stock, par value $0.01 per share, outstanding. As of March 11, 2002, DDi Capital Corp. had 1,000 shares of common stock, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of DDi Corp.'s Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 2002 are incorporated by reference into Part III of this Form 10-K.

   This Annual Report on Form 10-K is a combined annual report being filed separately by two registrants: DDi Corp ("DDi Corp." f/k/a DDi Holdings Corp.) and DDi Capital Corp. ("DDi Capital"). Except where the context clearly indicates otherwise, any references in this report to "DDi Corp." includes all subsidiaries of DDi Corp. including DDi Capital. DDi Capital makes no representation as to the information contained in this report in relation to DDi Corp. and its subsidiaries other than DDi Capital.

   DDi Capital meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K, and are filing this form with the reduced disclosure format pursuant to General Instruction I(2).

================================================================================

                                   DDi CORP.
                               DDi CAPITAL CORP.

                                FORM 10-K INDEX

                                                                                              Page
                                                                                              ----
                                               PART I

Item 1  Business.............................................................................    3

Item 1A Executive Officers of DDi Corp.......................................................   12

Item 2  Properties...........................................................................   13

Item 3  Legal Proceedings....................................................................   13

Item 4  Submission of Matters to a Vote of Security Holders..................................   13

                                               PART II

Item 5  Market for the Registrants' Common Equity and Related Stockholder Matters............   14

Item 6  Selected Financial Data..............................................................   15

Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations   18

Item 7A Quantitative and Qualitative Disclosures About Market Risk...........................   37

Item 8  Financial Statements and Supplementary Data..........................................   38

Item 9  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.   38

                                             PART III

Item 10 Directors and Executive Officers of the Registrant...................................   39

Item 11 Executive Compensation...............................................................   39

Item 12 Security Ownership of Certain Beneficial Owners and Management.......................   39

Item 13 Certain Relationships and Related Transactions.......................................   40

                                             PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................   41

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

                                    PART I

ITEM 1.  BUSINESS

Overview

   DDi Corp., formerly known as DDi Holdings Corp. ("DDi Corp."), provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other providers of electronics manufacturing services. Operating through our primary operating subsidiaries, Dynamic Details, Incorporated ("Dynamic Details") and DDi Europe Limited ("DDi Europe"), we target customers that are characterized by new product development programs demanding the rapid application of advanced technology and design. The technologically advanced, time-critical segment of the electronics manufacturing services industry in which we operate is characterized by high margins and significant customer diversity.

   Our customers use our services to develop and produce a wide variety of end products, including communications switching and transmission equipment, wireless base stations, wireless telephone handsets, computer work stations, high-end computing equipment, data networking equipment, medical devices, automotive components, industrial and test equipment, and various aerospace products.

   DDi Corp.'s predecessor corporation was incorporated in California in 1978. In 1991, new management, led by our President and Chief Executive Officer, Bruce D. McMaster, began to focus primarily on the time-critical segment of the electronics manufacturing services industry. In January 1996, we were recapitalized by Chase Manhattan Capital, LLC and its affiliates. In October 1997, we were recapitalized again by investors led by Bain Capital, Inc., Celerity Partners, L.L.C. and Chase Capital Partners. In April 2000, in conjunction with the closing of DDI Corp.'s initial public offering, DDi Corp. was reincorporated in Delaware.

   In October 1997, in connection with a second recapitalization, DDi Corp. incorporated Dynamic Details as a new, wholly-owned subsidiary, and contributed substantially all of its assets, subject to certain liabilities, to Dynamic Details. In November 1997, DDi Corp. organized DDi Capital Corp., a California corporation ("DDi Capital"), as a wholly-owned subsidiary, and in February 1998, DDi Corp. contributed substantially all of its assets (consisting primarily of all of the shares of capital stock of Dynamic Details), subject to certain liabilities, including senior discount notes, to DDi Capital. In July 1998, DDi Corp. organized DDi Intermediate Holdings Corp. ("Intermediate") as a wholly-owned subsidiary and contributed its ownership of DDi Capital to Intermediate.

   Acquisitions have been important to our growth. Set forth below is a summary of our acquisitions:

   . In December 1997, Dynamic Details acquired all of the outstanding shares of common stock of Colorado Springs Circuits, Inc., a Colorado corporation d/b/a Dynamic Details, Inc.--Colorado Springs.

   . In July 1998, Dynamic Details merged with Dynamic Circuits, Inc., a Delaware corporation. DCI was primarily a manufacturer of complex printed circuit boards and related components based in Silicon Valley and with additional facilities in Texas, Georgia and Massachusetts.

   . In December 1999, Dynamic Details implemented a plan to consolidate its Colorado operations into its Texas facility and to close the Colorado facility. The closure of this facility was effectively complete as of March 31, 2000. By combining the Texas and Colorado operations, Dynamic Details eliminated lower-margin product lines and decreased overhead costs, and gained efficiency through better capacity utilization and streamlined management.

   . In April 2000, DDi Corp. acquired MCM Electronics Limited, a time-critical electronics manufacturing service provider based in the United Kingdom. MCM Electronics has been combined with our other European operations and does business as DDi Europe.

   . In August 2000, Dynamic Details acquired substantially all the U.S. assets of Automata International, Inc., a Virginia-based manufacturer of technologically advanced printed circuit boards.

   . In September 2000, Dynamic Details acquired substantially all the assets of Golden Manufacturing, Inc., a Texas-based manufacturer of engineered metal enclosures and provider of value-added assembly services to communications and electronics original equipment manufacturers.

   . In March 2001, DDi Europe completed the acquisition of Thomas Walter Limited, a leading circuit board manufacturer based in Marlow, England. Thomas Walter is a well-established provider of complex, quick-turn rigid and rigid-flex printed circuit boards for the European electronics industry.

   . In April 2001, Dynamic Details, through its wholly-owned subsidiary, DDi Sales Corp., formed Kabushiki Kaisha DDJ, a Japanese corporation, to serve as a sales office in Tokyo, Japan.

   . In April 2001, Dynamic Details completed the acquisition of the assets of Nelco Technology, a wholly owned subsidiary of Park Electrochemical Corp. Nelco is an Arizona-based manufacturer of semi-finished printed wiring boards, commonly known as mass lamination.

   . In May 2001, Dynamic Details completed the acquisition of Olympic Circuits Canada, a Canada-based time-critical electronics manufacturing service provider specializing in quick-turn prototype printed circuit boards.

   . In June 2001, Dynamic Details completed the acquisition of the assets of Altatron, a Southern California based provider of value-add assembly services to electronics original equipment manufacturers.

   In October 2001, our management and Board of Directors approved a plan to close our Garland, Texas and Marlborough, Massachusetts facilities. Prior to its closure, the Garland plant had manufactured our lowest technology pre-production volume printed circuit boards. The Marlborough plant provided electronic interconnect products to selected customers in the New England area. Our decision to close these facilities was based on their contribution to our financial objectives in 2001 as well as their expected contribution going forward. The closure of the facilities is estimated to be completed by June 30, 2002.

   This report is a combined annual report filed separately by two registrants, DDi Corp. and DDi Capital. DDi Capital is a wholly-owned subsidiary of Intermediate, and Intermediate is a wholly-owned subsidiary of DDi Corp. Each registrant has its principal executive offices at 1220 Simon Circle, Anaheim, California and their telephone number is (714) 688-7200.

   As used herein, the "Company," "we," "us" or "our" means DDi Corp. and its wholly-owned subsidiaries, including DDi Capital, or their predecessor entities as the context requires.

Industry Background

   Electronics manufacturing services, or EMS, companies provide a range of services to electronics original equipment manufacturers, or OEMs. EMS industry revenues have increased from approximately $22 billion in 1993 to approximately $104 billion in 2001. In 2001, approximately 13.7% of the cost of goods sold by electronics OEMs was attributable to components and products outsourced to EMS providers.

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

The DDi Customer Solution

   We engineer technologically advanced materials for customers within extremely short turnaround times, which distinguishes us from traditional electronics manufacturing service providers, and provides our customers with a competitive advantage in delivering their new products to market quickly. Our customers benefit from the following components of the DDi customer solution:

    . Time-critical Service. Based on industry data, we believe we are one of the largest providers of quick-turn complex printed circuit boards in the United States. We can deliver highly complex printed circuit boards to customers in as little as 24 hours. Approximately 45% of our net sales in 2001 were generated from services delivered in 10 days or less.

    . Advanced Technology. The focus on time-critical design, development and manufacturing services requires our engineers to remain on the cutting edge of electronics technology, and our customers benefit from the expertise we have developed as they seek to introduce new products. Approximately 55% of our net sales in 2001 involved the design or manufacture of printed circuit boards with at least eight layers, an industry-accepted measure of complexity. In addition, many of our lower layer-count boards are complex as a result of the incorporation of other technologically advanced features.

    . Proactive Sales Force. Our knowledgeable and innovative sales force enables current and prospective customers to understand and exploit a wide range of services provided by our facilities across the country and in Europe.

    . Relationships with Research and Development Personnel. In many cases, we have design engineers stationed on-site in customers' product development divisions. As a result, we help customers develop workable technical solutions to their concepts for next generation products.

    . Experienced Management. Our management team, led by Bruce D. McMaster, collectively has more than 75 years of experience in the electronics manufacturing services industry.

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

   Pursue Customers with Significant New Product Development Activity. Our marketing efforts focus on customers having new product development programs that require the rapid application of advanced technology and design. These customers include original equipment manufacturers, emerging providers of next-generation technology, and providers of electronics manufacturing services that serve similar customers.

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

   Pursue Selected Acquisition Opportunities, Including Asset Divestitures by Original Equipment Manufacturers. We have actively pursued acquisitions to enhance service offerings, expand geographic presence and increase production capabilities. An increasing number of original equipment manufacturers are divesting their production capabilities as an integral part of their manufacturing strategy. We completed four acquisitions in 2001: Thomas Walter, Nelco Technology, Olympic Circuits Canada and Altatron Technology. We intend to continue to pursue strategic acquisition opportunities, including asset divestitures by original equipment manufacturers, that we believe will complement internal growth.

   Further Expand International Operations to Better Serve the Needs of Customers Seeking to Outsource Their Worldwide Design and Manufacturing Activities. We are serving a growing number of European customers from DDi Europe's four U.K. facilities. We believe European markets offer significant growth opportunities as large electronics equipment manufacturers are increasing their global distribution and are seeking electronics manufacturing service providers with the ability to operate in multiple markets. We are actively pursuing other acquisition possibilities in Europe. In addition, in 2001 we acquired a facility in Canada increasing our capability to serve customers in that geographic area. We also opened a sales office in Tokyo, Japan, which we are using to target opportunities for geographic expansion in Japan and other Asian markets.

Our Services

   We provide a suite of value-added, integrated services, used by our customers predominantly in the development of their new products, including:

   On-campus and In-the-field Design of Complex Printed Circuit Boards. We target our design and development engineering services primarily at the earliest stages of the new product development process. We provide design and engineering assistance early in new product development to ensure that both mechanical and electrical considerations are integrated into a cost-effective manufacturing solution. We design and develop printed circuit boards that meet or exceed established operating parameters for new products. In doing so, we often recommend and assist in implementing design changes to reduce manufacturing costs and lead times, increase manufacturing yields and improve the quality of the finished product.

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

Our Customers and Markets

   We believe that we have one of the broadest customer bases in the electronics manufacturing services industry. As of December 31, 2001, we had more than 2,000 customers, comprised of original equipment manufacturers and electronics manufacturing services providers representing a wide range of end-user markets. Our customers principally consist of leading communications and networking equipment and computer manufacturers, as well as medical, automotive, industrial and aerospace equipment manufacturers. During 2001, sales to our largest customer accounted for approximately 7% of net sales. We expect that sales to this customer will decline materially in the future because of circumstances in the communications industry. During 2001, sales to our ten largest customers accounted for approximately 34% of our net sales. We have been successful at retaining customers and have worked with our three largest customers since 1991.

   Approximately 80% of our net sales are made to original equipment manufacturers, and the remainder are to electronics manufacturing service providers. The following table shows, for the periods indicated, the percentage of our sales in each of the principal end-user markets we served for the years ended December 31, 1999, 2000 and 2001.

                                                            Year Ended December 31,
                                                            ----------------------
End-User Markets                                             1999      2000   2001
----------------                                            ----      ----   ----
Communications and networking equipment....................  55%       61%    55%
Computer and peripherals...................................  21        25     18
Medical, automotive, industrial and test instruments.......   9         9     14
Aerospace equipment........................................   2         2      5
Other......................................................  13         3      8
                                                            ---       ---    ---
   Total................................................... 100%      100%   100%
                                                            ===       ===    ===

   The following table indicates, for the year ended December 31, 2001, our largest original equipment manufacturers, or OEMs, and electronics manufacturing services, or EMS, customers in terms of net sales, in alphabetical order, and the primary end products for which we provided our services.

OEM Customers                 End Products
-------------                 ------------
Alcatel...................... Communications switching and transmission equipment, networking and optical networking equipment
IBM.......................... Network servers; high-end computers; memory, storage and personal computer products
Intel........................ Personal computers and peripherals; mid- to high-end computers;
                              semicondutor test equipment servers; memory
Marconi Communications....... Communications switching and transmission equipment, networking and optical networking equipment
Motorola..................... Wireless base station and handset products; two-way radio communication equipment; semiconductor test equipment

EMS Customers                 End Products
-------------                 ------------
Celestica.................... Communications equipment; mid- to high-end computers; servers; storage and memory products
Jabil........................ Communications and computing equipment; optical networking products
Solectron.................... Communications equipment; mid- to high-end computers; servers;
                              printers; memory and storage products

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

   On December 17, 2001, we announced that we will participate in collaborative sponsorship of a printed circuit board technology project that both (a) benefits the high technology and electronics engineering academia of two leading Virginia universities, and (b) serves as a commercial printed circuit board design/manufacturing facility. DDi will oversee the operations of the Center for Advanced Printed Circuit Board Design and Manufacturing Technology. The Center will be funded and supported in collaboration with Virginia Commonwealth University and the University of Virginia and three other industry sponsors, DuPont, Panasonic and Zuken. The State of Virginia has indicated a willingness to fund one half of the costs incurred by the sponsors up to $0.5 million in the first year of operations and up to $1.2 million in the second year of operations, pending final approval from state procurement and budget officials. At this stage, we are working with the universities to establish the specific terms and conditions of the project and a budget for the Center.

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

   We market our design, development and manufacturing services through an internal sales force of approximately 150 individuals and an expansive sales network consisting of 10 organizations comprised of approximately 44 manufacturers' representatives across the United States. Approximately 44% of our net sales in 2001 were generated through manufacturers' representatives. For many of these manufacturers' representatives, we are the largest revenue source and the exclusive supplier of quick-turn and pre-production printed circuit boards. In 1997, we opened a sales office in London, England. Following our acquisition of MCM, we integrated MCM's sales force into our pre-existing European staff and we plan to continue expanding our international sales efforts. In April 2001, we opened a sales office in Tokyo, Japan. The financial information for geographic areas is included in Note 2 to the Consolidated Financial Statements under the caption "Segment Reporting."

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

Competition

   The electronics manufacturing services industry is highly fragmented and characterized by intense competition. We principally compete in the time-critical segment of the industry against independent, small private companies and integrated subsidiaries of large, broadly based volume producers, as well as the internal capacity of original equipment manufacturers. We believe that competition in the market segment we serve, unlike in the electronics manufacturing services industry, generally is not driven by price. Instead, because customers are willing to pay a premium for a responsive, broad-reaching capability to produce customized complex products in a very short time, we compete primarily on the basis of quick turnaround, product quality and customer service. In addition, we do not compete in the high volume production manufacturing aspect of the industry and as a result are less exposed to competition from low cost manufacturers who compete on price in the commodity segment of this market.

   Competition in the complex and time-critical segment of our industry has increased due to consolidation, resulting in potentially better capitalized competitors. Our basic technology is generally not subject to significant proprietary protection, and companies with significant resources, international operations or a sufficiently large customer base may enter the market.

Backlog

   Although we obtain firm purchase orders from our customers, our customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be rescheduled or canceled.

Governmental Regulation

   Our operations are subject to certain federal, state and local laws and regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. Among others, we are subject to regulations promulgated by:

    . the Occupational Safety and Health Administration pertaining to health and safety in the workplace;

    . the Environmental Protection Agency pertaining to the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing processes; and

    .  corresponding state and local agencies.

   To date the costs of compliance and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation were found to exist, we may be required to incur substantial additional expenditures.

Employees

   As of December 31, 2001, we had approximately 2,300 employees, none of whom are represented by unions. Of these employees, approximately 1,800 were involved in manufacturing and engineering, 150 worked in sales and marketing and 350 worked in other support capacities. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.

ITEM 1A.  EXECUTIVE OFFICERS OF DDi CORP.

   The following table sets forth the executive officers of DDi Corp., their ages as of March 11, 2002, and the positions currently held by each person:

     Name              Age Office
     ----              --- ------
     Bruce D. McMaster 40  President, Chief Executive Officer and Director
     Joseph P. Gisch   45  Chief Financial Officer, Secretary and Treasurer
     Thomas Ingham     46  Vice President, Sales and Marketing
     Terry L. Wright   42  Vice President and Chief Technology Officer
     Kevin McClelland  43  Vice President, Operations - West Coast
     Michael Moisan    47  Vice President, Operations - East Coast

   The President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer are elected annually by the Board of Directors at its first meeting following the annual meeting of stockholders. Other executive officers may be appointed by the Board of Directors at such meeting or at any other meeting. All executive officers serve at the pleasure of the Board of Directors.

   Bruce D. McMaster has served as our President since 1991 and as a Director and our Chief Executive Officer since 1997. Before becoming our President,
Mr. McMaster worked in various management capacities in our engineering and manufacturing departments. Mr. McMaster also serves as President and Chief Executive Officer of DDi Capital and Dynamic Details and serves as an executive officer of our other subsidiaries.

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

   Thomas Ingham has served as our Vice President of Sales and Marketing since September 2001. Mr. Ingham has served Dynamic Details in various positions in sales and marketing over the last five years, starting as Regional Manager. Prior to joining Dynamic Details, Mr. Ingham worked for 12 years at Insulectro, a supplier of PCB materials and laminates, in various positions, most recently as Vice President, Sales and Marketing.

   Terry L. Wright joined us in 1991 and has served as our Vice President, Engineering from 1995 through 2000 and Chief Technology Officer since 2000. During 2001, Mr. Wright assumed the role of Vice President, Operations - Anaheim. Prior to joining us, Mr. Wright was a general manager at Applied Circuit Solutions and a quality assurance manager at Sigma Circuits.

   Kevin McClelland has served as our Vice President, Operations - West Coast since October 2001. He has more than two decades of experience in electronics manufacturing services including electronics engineering, operations and business development. Before joining Dynamic Details, he was Vice President of Business Development for Multek, an EMS provider, from 1980 to 2001, where he was involved extensively in acquisitions and transition management domestically and in Europe and Mexico.

   Michael Moisan has served as our Vice President, Operations - East Coast since October 2001. Mr. Moisan has over two decades of experience in the EMS/PCB industry. Mr. Moisan oversaw our Anaheim operation from 1996 to October 2001. Prior to joining DDi, he was Director of Engineering at Circuitwise, an automotive printed circuit board supplier, from 1995 to 1996. He served as Director of Operations at AMP AKZO, a printed circuit board company, from 1990 to 1996 and as Director of Research at PCK Technology, an electronics research and development company, from 1982 to 1990.

   There are no arrangements or understandings pursuant to which any of the persons listed in the table above was selected as executive officers.

ITEM 2.  PROPERTIES

   We conduct our operations within approximately 981,000 square feet of building space. Our significant facilities are as follows:

                                                             Square
Location             Function                                 Feet   Remaining Lease Term
--------             --------                                ------- --------------------
Anaheim, California  Quick-turn printed circuit boards       150,000     1 to 5 years (a)
Milpitas, California Quick-turn printed circuit boards        41,000 0.5 to 1.5 years (a)
Milpitas, California Quick-turn printed circuit boards        40,000             10 years
Marlow, England      Quick-turn printed circuit boards        29,000              7 years
Tewkesbury, England  Quick-turn printed circuit boards        60,000              7 years
Sterling, Virginia   Quick-turn printed circuit boards       100,000              8 years
Toronto, Canada      Quick-turn printed circuit boards        52,000            8.5 years
Tolworth, England    Longer lead-time printed circuit boards  35,000            0.5 years
Tempe, Arizona       Longer lead-time printed circuit boards  68,000         1 to 4 years
San Jose, California Assembly                                 62,000            4.5 years
Dallas, Texas        Assembly                                 49,000         0.5 year (a)
Calne, England       Assembly                                 90,000           21.5 years
Hertford, England    Assembly                                 40,000           16.5 years
Dallas, Texas        Assembly                                 90,000           1.75 years
Moorpark, California Assembly                                 54,000              2 years
                                                             -------
                                                             960,000

--------
(a) All of these leases have an option to renew or to purchase the property at fair market value after a specified date during the lease term.

   In addition to the facilities listed above, we also occupy space for our design operations in various states aggregating approximately 21,000 square feet. We lease our executive office space, which comprises approximately 20,000 square feet (including corporate administration, sales, finance and accounting, and engineering.) Our executive office space is located at 1220 Simon Circle in Anaheim, California and is included in the 150,000 square foot Anaheim, California location. We believe our facilities are currently adequate for our operating needs.

ITEM 3.  LEGAL PROCEEDINGS

   We are a party to various legal actions arising in the ordinary course of our business. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   DDi Corp.'s common stock has been quoted on the Nasdaq National Market under the symbol "DDIC" since April 11, 2000. Prior to that time, there was no public market for DDi Corp.'s common stock. The following table sets forth the high and low sales prices of DDi Corp.'s common stock for the periods indicated as reported on the Nasdaq National Market.

                                                                  Common Stock
                                                                      Price
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------
2001
   Fourth Quarter................................................ $13.40 $ 5.71
   Third Quarter................................................. $21.48 $ 7.30
   Second Quarter................................................ $27.74 $12.40
   First Quarter................................................. $33.63 $10.88
2000
   Fourth Quarter................................................ $45.87 $19.25
   Third Quarter................................................. $45.94 $21.81
   Second Quarter................................................ $31.25 $ 9.50

   We presently intend to retain earnings to finance future operations, expansion and capital investment and to reduce indebtedness. There were approximately 151 record holders of our common stock as of March 11, 2002.

   There is no established trading market for the common stock of DDi Capital. As of December 31, 2001, DDi Capital had 1,000 shares of common stock, par value $.01 per share outstanding, all of which were held by Intermediate, which is a wholly-owned subsidiary of DDi Corp.

   We have not declared or paid a cash dividend on common stock since January 1996, and we do not anticipate paying any cash dividends for the foreseeable future. Our existing debt instruments restrict our ability to pay dividends and restrict our subsidiaries' ability to pay dividends to us. Dynamic Details' ability to pay dividends is limited under its senior credit facility. DDi Capital's ability to pay dividends is limited under an indenture dated November 18, 1997, as supplemented by a supplemental indenture dated February 10, 1998 among DDi Corp., DDi Capital and State Street Bank & Trust Co. as trustee. DDi Corp.'s 5 1/4% Convertible Subordinated Notes due March 1, 2008 does not restrict its ability to pay dividends; however, the conversion price on these notes may be adjusted if dividends exceed certain amounts. We presently intend to retain earnings to finance future operations, expansion and capital investment and to reduce indebtedness. See "Description of Indebtedness" within "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

   The following selected financial data as of and for the dates and periods indicated have been derived from the consolidated financial statements of DDi Capital and DDi Corp. The selected financial data with respect to the consolidated statement of operations data for the years ended December 31, 1997 and 1998 and the consolidated balance sheet data as of December 31, 1997, 1998 and 1999 were derived from our audited consolidated financial statements that are not included herein. The selected historical consolidated statement of operations data for the years ended December 31, 1999, 2000 and 2001 and the historical consolidated balance sheet data as of December 31, 2000 and 2001 were derived from the audited historical consolidated financial statements of DDi Capital and DDi Corp. included elsewhere herein. You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto appearing elsewhere herein.

                                                                           Year Ended December 31,
                                                   -----------------------------------------------------------------------
                                                     DDi
                                                    Corp.
                                                    & DDi    DDi    DDi      DDi    DDi      DDi    DDi      DDi     DDi
                                                   Capital Capital Corp.   Capital Corp.   Capital Corp.   Capital  Corp.
                                                    1997    1998   1998     1999   1999     2000   2000     2001    2001
                                                   ------- ------- ------  ------- ------  ------- ------  ------- -------
                                                                                (in millions)
Consolidated Statement of Operations Data:
Net sales......................................... $ 78.8  $174.9  $174.9  $292.5  $292.5  $448.4  $497.7  $284.7  $ 361.6
Cost of goods sold................................   38.7   119.3   119.6   201.4   202.4   274.7   306.2   209.3    263.6
Restructuring--related inventory impairment(a)....     --      --      --     1.9     1.9      --      --     3.7      3.7
                                                   ------  ------  ------  ------  ------  ------  ------  ------  -------
Gross profit......................................   40.1    55.6    55.3    89.2    88.2   173.7   191.5    71.7     94.3
Operating expenses:
 Sales and marketing..............................    7.3    12.8    12.8    23.6    23.6    38.7    39.7    25.4     27.6
 General and administration.......................    2.1     8.5     8.4    16.1    15.3    30.4    36.2    14.3     21.0
 Amortization of intangibles......................     --    10.9    10.9    22.3    22.3    19.5    22.8    17.7     22.6
 Restructuring and related charges(a).............     --      --      --     5.1     5.1      --      --    75.7     76.1
 Stock compensation and related bonuses(b)........   31.3      --      --      --      --      --      --      --       --
 Compensation to the former CEO...................    2.1      --      --      --      --      --      --      --       --
 Write-off of acquired in-process research and
 development(c)...................................     --    39.0    39.0      --      --      --      --      --       --
                                                   ------  ------  ------  ------  ------  ------  ------  ------  -------
Operating income (loss)...........................   (2.7)  (15.6)  (15.8)   22.1    21.9    85.1    92.8   (61.4)   (53.0)
Interest rate swap valuation......................     --      --      --      --      --      --      --    10.0     10.0
Interest expense, net.............................   25.2    35.3    37.4    41.4    46.7    36.3    41.2    14.8     22.1
                                                   ------  ------  ------  ------  ------  ------  ------  ------  -------
Income (loss) before taxes and extraordinary loss.  (27.9)  (50.9)  (53.2)  (19.3)  (24.8)   48.8    51.6   (86.2)   (85.1)
Income tax benefit (expense)......................   10.9     2.6     3.5     5.2     7.4   (23.4)  (25.0)   13.2     12.0
                                                   ------  ------  ------  ------  ------  ------  ------  ------  -------
Income (loss) before extraordinary loss...........  (17.0)  (48.3)  (49.7)  (14.1)  (17.4)   25.4    26.6   (73.0)   (73.1)
Extraordinary loss................................   (1.6)   (2.4)   (2.4)     --      --    (2.2)   (6.4)  (12.0)   (12.0)
                                                   ------  ------  ------  ------  ------  ------  ------  ------  -------
Net income (loss)................................. $(18.6) $(50.7) $(52.1) $(14.1) $(17.4) $ 23.2  $ 20.2  $(85.0) $ (85.1)
                                                   ======  ======  ======  ======  ======  ======  ======  ======  =======

                                                                                      Year Ended December 31,
                                                  --------------------------------------------------------------------------
                                                     DDi
                                                   Corp. &
                                                     DDi        DDi       DDi        DDi       DDi        DDi       DDi
                                                   Capital    Capital    Corp.     Capital    Corp.     Capital    Corp.
                                                    1997       1998      1998       1999      1999       2000      2000
                                                  ----------  -------  ----------  -------  ----------  ------- -----------
                                                                          (in millions, except share and per share data)
Consolidated Statement of Operations Data
(continued):
Net income (loss) allocable to common stock...... $    (19.7)     n/a  $    (58.4)     n/a  $    (31.5)    n/a  $      15.8
Net income (loss) per share of common stock
 (basic)......................................... $    (3.71)     n/a  $    (7.68)     n/a  $    (3.21)    n/a  $      0.50
Net income (loss) per share of common stock
 (diluted)....................................... $    (3.71)     n/a  $    (7.68)     n/a  $    (3.21)    n/a  $      0.47
Weighted average shares outstanding (basic)......  5,299,600      n/a   7,607,024      n/a   9,831,042     n/a   31,781,536
Weighted average shares outstanding (diluted)....  5,299,600      n/a   7,607,024      n/a   9,831,042     n/a   33,520,447

Other Financial Data:
Depreciation..................................... $      2.6  $   9.2  $      9.2  $  14.4  $     14.4  $ 16.7  $      18.7
Capital expenditures.............................        6.6     18.0        18.0     18.2        18.2    24.0         27.2

Supplemental Data:
Adjusted EBITDA(d)............................... $     33.3  $  45.4  $     44.1  $  68.8  $     66.7  $121.7  $     134.8
Net cash from operating activities...............        9.1     18.9        16.7     24.8        24.8    61.1         64.8
Net cash used in investing activities............      (44.9)  (194.8)     (194.8)   (18.5)      (18.6)  (56.2)       (62.0)
Net cash from (used in) financing activities.....       41.1    172.4       174.9     (7.5)       (7.7)   34.1         61.2
Ratio of earnings to fixed charges(e)............         --       --          --       --          --     2.3x         2.2x

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities. $      5.4  $   1.9  $      2.1  $   0.6  $      0.6  $ 39.6  $      66.9
Working capital (deficit)........................       23.6     13.2        15.3     19.1        19.1    83.3        108.0
Total assets.....................................      108.9    362.2       365.0    353.6       354.3   459.8        581.4
Total debt, including current maturities.........      273.5    444.9       473.4    439.9       480.7   306.9        334.7
Stockholders' equity (deficit)...................     (191.2)  (138.0)     (169.8)  (147.0)     (187.1)   62.7        136.4




                                                    DDi       DDi
                                                  Capital    Corp.
                                                   2001      2001
                                                  ------- -----------

Consolidated Statement of Operations Data
(continued):
Net income (loss) allocable to common stock......    n/a  $     (85.1)
Net income (loss) per share of common stock
 (basic).........................................    n/a  $     (1.79)
Net income (loss) per share of common stock
 (diluted).......................................    n/a  $     (1.79)
Weighted average shares outstanding (basic)......    n/a   47,381,516
Weighted average shares outstanding (diluted)....    n/a   47,381,516

Other Financial Data:
Depreciation..................................... $ 17.1  $      21.2
Capital expenditures.............................   24.7         35.2

Supplemental Data:
Adjusted EBITDA(d)............................... $ 52.7  $      70.6
Net cash from operating activities...............   47.6         55.8
Net cash used in investing activities............  (67.4)      (102.8)
Net cash from (used in) financing activities.....   (2.3)         3.7
Ratio of earnings to fixed charges(e)............     --           --

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities. $ 39.5  $      45.5
Working capital (deficit)........................   54.3         54.7
Total assets.....................................  336.1        470.8
Total debt, including current maturities.........  156.6        282.2
Stockholders' equity (deficit)...................  138.6        122.5

--------
(a) The 1999 restructuring and related charges represent the charge recorded in December 1999 in connection with the announced consolidation of the Colorado operation into the Texas facility and the closure of the Colorado facility. The charge consists of $1.9 million related to the impairment of inventory, $2.6 million for severance and other exit costs and $2.5 million related to the impairment of net property, plant and equipment. The 2001 restructuring and related charges represent the charge recorded in the fourth quarter of 2001 in connection with the approved plan to downsize and consolidate facilities and to effect changes in senior management. The charge consists of $3.7 million related to the impairment of inventory, $8.8 million and $9.2 million for severance and other exit costs for DDi Capital and DDi Corp, respectively $15.5 million related to the impairment of net property, plant and equipment, and $51.4 million related to the impairment of intangible assets.

(b) Represents the charge for stock compensation and related bonuses recorded for vested stock options exchanged in conjunction with the recapitalization in 1997.

(c) Represents the allocation of a portion of the purchase price in the DCI merger to in-process research and development. At the date of the merger, technological feasibility of the in-process research and development projects had not been reached and the technology had no alternative future uses. Accordingly, we expensed the portion of the merger consideration allocated to in-process research and development.

(d) EBITDA means earnings before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is presented because management believes it is an indicator of our ability to incur and service debt and is used by our lenders in determining compliance with financial covenants. However, adjusted EBITDA should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with generally accepted accounting principles. Our definition of adjusted EBITDA may differ from definitions of adjusted EBITDA used by other companies.

   The following table sets forth a reconciliation of EBITDA to adjusted EBITDA for each period included herein:

                                                                           Year Ended December 31,
                                                       ---------------------------------------------------------------
                                                                DDi    DDi    DDi    DDi    DDi    DDi     DDi    DDi
                                                              Capital Corp. Capital Corp. Capital Corp.  Capital Corp.
                                                              ------- ----- ------- ----- ------- ------ ------- -----
                                                       1997**  1998   1998   1999   1999   2000   2000    2001   2001
                                                       ------ ------- ----- ------- ----- ------- ------ ------- -----
                                                                                (in millions)
EBITDA................................................ $(0.1)  $43.5  $43.3  $58.8  $58.6 $121.2  $134.3 $(26.7) $(9.2)
Former CEO compensation(1)............................   2.1      --     --     --     --     --      --     --     --
Management fee(2).....................................    --      --     --    1.1    1.1     --      --     --     --
Executive severance(3)................................    --     0.8    0.8     --     --     --      --     --     --
Stock compensation and bonuses(4).....................  31.3      --     --     --     --     --      --     --     --
Restructuring and related charges(5)..................    --      --     --    7.0    7.0    0.5     0.5   79.4   79.8
Non-cash expense allocations and other(6).............    --     1.1     --    1.9     --     --      --     --     --
                                                       -----   -----  -----  -----  ----- ------  ------ ------  -----
Adjusted EBITDA....................................... $33.3   $45.4  $44.1  $68.8  $66.7 $121.7  $134.8 $ 52.7  $70.6
                                                       =====   =====  =====  =====  ===== ======  ====== ======  =====

   -----
    ** DDi Capital and DDi Corp.
    (1)Reflects elimination of compensation to the former CEO whose employment agreement was terminated in October 1997.
    (2)Reflects elimination of the management fee incurred under our Bain management agreement, which was terminated in connection with our initial public offering.
    (3)Reflects one-time severance payments to two of our executives who were terminated as a result of redundancies created by the DCI merger.
    (4)Reflects elimination of the charge for stock compensation and related bonuses recorded for vested stock options exchanged in conjunction with the recapitalization.
    (5)Reflects elimination of the restructuring and related charges: (a) for the 1999 consolidation and closure of the Colorado facility, (b) an additional $0.5 million recorded in 2000 which was recorded to cost of goods sold and (c) for the 2001 closure of two facilities and changes in senior management.
    (6)Reflects non-cash expense allocations to DDi Capital by its parent, Intermediate, of $0.8 and $1.9 million in 1998 and 1999, respectively, and approximately $0.3 million of non-operating income adjustments recorded in 1998.

(e) For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense (net) and the portion of the operating rental expense which management believes is representative of the interest component of rental expense. Historical earnings were deficient in covering fixed charges for DDi Capital and DDi Corp. by $27.9 million in 1997, $50.9 and $53.2 million, respectively, in 1998, $19.3 million and $24.8 million, respectively, in 1999 and $86.3 million and $85.1 million, respectively, in 2001. On a pro forma basis, assuming the Dynamic Details senior subordinated notes and the DDi Capital senior discount notes were outstanding on January 1, 1997 and after eliminating the non-recurring stock compensation and related bonuses, the ratio of earnings to fixed charges would have been 2.4x in 1997. On a pro forma basis, assuming the merger with DCI was consummated on January 1, 1998 and after eliminating the non-recurring $39 million write off of acquired in-process research and development related to the merger with DCI, the deficiency would have been reduced to $15.1 million for DDi Capital and $17.5 million for DDi Corp. in 1998. On a pro forma basis, after eliminating the non-recurring $1.9 million in restructuring-related inventory impairment and $5.1 million in restructuring and related charges related to the closure of the Colorado facility, the deficiency would have been reduced to $12.3 million for DDi Capital and $17.8 million for DDi Corp. in 1999. On pro forma basis, after eliminating the non-recurring $3.7 million in restructuring-related inventory impairment and $76.1 million in restructuring and related charges related to the 2001 closure of two facilities and changes in senior management, the deficiency would have been reduced to $6.8 million for DDi Capital and $5.3 million for DDi Corp. in 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   We provide electronics design, development and manufacturing services to original equipment manufacturers and other electronics manufacturing service providers. We target customers that are characterized by new product development programs demanding the rapid application of advanced technology and design.

   Time-critical. We can deliver highly complex printed circuit boards to customers in as little as 24 hours. Approximately 45% of our net sales for the year ended December 31, 2001 were generated from services delivered in 10 days or less.

   Technologically advanced. Approximately 55% of our net sales during the same period involved the design or manufacture of printed circuit boards with at least eight layers, an industry-accepted measure of complexity. In addition, many lower layer-count boards are complex as a result of the incorporation of technologically advanced features.

   Growth rate. Our net sales have grown at a compound annual growth rate of 37.9% for DDi Capital and 46.4% for DDi Corp. from $78.8 million for the year ended December 31, 1997 to $284.7 million for DDi Capital and $361.6 million for DDi Corp. for the year ended December 31, 2001, inclusive of the growth attributable to the acquisition of Colorado Springs Circuits, Inc., or NTI, in 1997, the merger with Dynamic Circuits, Inc., or DCI, in 1998 and the acquisitions of MCM Electronics (by DDi Corp.), Automata and Golden Manufacturing in 2000 and the acquisitions of Thomas Walter, Nelco Technology, Olympic Circuits Canada and Altatron Technology in 2001.

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

    .  fees and interest charges on bridge loans aggregating $14.5 million;

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

   We accounted for the NTI acquisition under the purchase method of accounting and recorded approximately $27 million in goodwill. This goodwill was originally scheduled to be amortized over a period of 25 years. The unamortized balance as of October 2001 was reduced to zero, however, in connection with the closure of our Texas facility.

   From December 1999 through March 2000, we implemented a plan to consolidate our Colorado operations into our Texas facility and to close our Colorado facility, which operated at a loss in 1999.

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

   We accounted for the DCI merger under the purchase method of accounting and recorded approximately $120 million in goodwill, approximately $60 million of identifiable intangible assets (which are being amortized over their estimated useful lives of 10 years, using an accelerated method of amortization, reflecting the relative contribution of each developed technology in periods following the acquisition date), and approximately $21 million and $4 million, respectively, of intangible assets associated with DCI's customer relationships and tradenames and assembled workforce assets (which are being amortized on a straight-line basis over their estimated useful lives of 18 years and 4 years, respectively). Dynamic Details also identified $39 million of acquired in-process research and development investments, which was expensed in the fourth quarter ended December 31, 1998.

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

   In October 2001, we approved a plan to close our Garland, Texas and Marlborough, Massachusetts facilities (see Note 15 to the Consolidated Financial Statements). Prior to its closure, the Garland plant had manufactured our lowest technology pre-production volume printed circuit boards. The Marlborough plant provided electronic interconnect products to selected customers in the New England area. Each of the facilities closed was acquired in the DCI merger. In connection with our decision to close these facilities, we reduced to zero the value of goodwill and other intangibles acquired in the DCI merger that relate to the closed facilities. Such intangibles consist of $25.8 million of goodwill and $2.6 million of identifiable intangibles (customer relationships and assembled workforce).

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

   Under purchase accounting, the total purchase price has been allocated to the underlying assets and liabilities assumed based upon their respective fair values at the date of acquisition. We have allocated the total purchase price to tangible assets acquired (aggregating approximately $30 million), and liabilities assumed (aggregating approximately $46 million), with the remaining consideration consisting primarily of goodwill and identifiable intangible assets.

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

  Automata Acquisition

   On August 4, 2000, Dynamic Details acquired substantially all the U.S. assets of Automata International, Inc., a Virginia-based complex printed circuit boards manufacturer, for approximately $19.5 million in cash, plus fees and expenses. The acquisition provides additional capacity for high density, high layer count printed circuit boards and gives us a significant presence on the east coast. Since completing the acquisition, we have successfully increased average selling prices and have streamlined its operations to increase yields from approximately 50% to almost 90% per panel. In addition, we have shifted products from our other facilities to the 100,000 square foot Virginia facility to increase volume and free up capacity at our other facilities.

   Under purchase accounting, the total purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of the purchase price was allocated to goodwill and is being amortized over its estimated useful life of 20 years.

  Golden Acquisition

   On September 15, 2000, Dynamic Details acquired substantially all of the assets of Golden Manufacturing, Inc., a Texas-based manufacturer of engineered metal enclosures and value-added assembly services to communications and electronics original equipment manufacturers, for approximately $14.4 million, plus expenses of $0.5 million. The acquisition, which provides us with over 70,000 square feet of production capacity, complements our existing Texas facilities by providing metal enclosure assembly capabilities for our customers.

   Under purchase accounting, the total purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of the purchase price was allocated to goodwill and is being amortized over its estimated useful life of 20 years.

  October 2000 Common Stock Public Offering of DDi Corp.

   On October 16, 2000, DDi Corp. completed a public offering of 4,608,121 shares of its common stock. We used net proceeds of approximately $122.0 million to repay a portion of our debt and for general corporate purposes. During 2001, we used a portion of the proceeds for the acquisitions of Thomas Walter Limited, Olympic Circuits Canada and Altatron Technology (see Note 14 to the Consolidated Financial Statements).

  February 2001 Common Stock and Convertible Subordinated Notes Public Offerings of DDi Corp.

   On February 20, 2001, DDi Corp. and some of its shareholders completed a follow-on public offering of 6,000,000 shares of its common stock. Three million shares were sold by DDi Corp. and 3,000,000 shares were sold by selling shareholders. The shares were sold at $23.50 per share, generating proceeds to us of approximately $67.0 million, net of underwriting discounts, commissions and expenses. Concurrently, DDi Corp. issued $100.0 million in aggregate principal amount of 5 1/4% convertible subordinated notes due March 1, 2008. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $30.00 per share, subject to certain adjustments. These notes generated proceeds to us of $97.0 million, net of underwriting discounts, commissions and expenses. The net proceeds of both transactions were used to repurchase all of the Dynamic Details senior subordinated notes, repurchase a portion of the Capital senior discount notes, repay a portion of the Dynamic Details senior credit facility and for general corporate purposes.

  Thomas Walter Acquisition

   On March 5, 2001, DDi Europe completed the acquisition of Thomas Walter Limited, a leading printed circuit board manufacturer based in Marlow, England for total cash consideration of approximately $24.5 million, plus expenses of $0.3 million. Thomas Walter's core competencies in time-critical delivery and complex technology (including its high-end microvia laser technology) have helped to make DDi Europe the leading provider of quick-turn electronic manufacturing services in the U.K.

   Under purchase accounting, the total purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of the purchase price was allocated to goodwill and identifiable intangibles.

   Goodwill generated in the acquisition of Thomas Walter has an assigned value of approximately $17.0 million and is being amortized over its estimated useful life of 20 years. The identifiable intangibles consist of developed technologies and assembled workforce. The fair value of the developed technology assets at the date of acquisition was approximately $0.5 million and represents the aggregate fair value of individually identified technologies that were fully developed at the time of acquisition. The assembled workforce asset was assigned a fair value of approximately $0.8 million at the date of acquisition.

  Nelco Technology Acquisition

   On April 27, 2001, Dynamic Details completed the acquisition of the assets of Nelco, a wholly owned subsidiary of Park Electrochemical Corp., for total cash consideration of approximately $3.0 million. Nelco is an Arizona-based manufacturer of semi-finished printed wiring boards, commonly known as mass lamination. Under purchase accounting, the total purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their respective fair values at the date of acquisition.

  Olympic Circuits Canada Acquisition

   On May 9, 2001, Dynamic Details completed the acquisition of Olympic Circuits Canada, a Canada-based, time-critical electronics manufacturing service provider specializing in quick-turn prototype printed circuit boards for a total cash consideration of approximately $12.8 million, plus contingent consideration based on earnings in each of the three years following the date of acquisition plus expenses of $0.1 million. No contingent consideration has been earned or recorded as of December 31, 2001. If contingent consideration is earned and paid, it will be capitalized as additional purchase price.

   Under purchase accounting, the total purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of the purchase price was allocated to goodwill and is being amortized over its estimated useful life of 20 years.

  Altatron Technology Acquisition

   On June 4, 2001, Dynamic Details completed the acquisition of the assets of Altatron, a Southern California-based provider of value-add assembly services to electronics original equipment manufacturers for a total cash consideration of approximately $4.8 million, plus contingent consideration based on earnings in each of the two years following the date of acquisition. No contingent consideration has been earned or recorded as of December 31, 2001. If contingent consideration is earned and paid, it will be capitalized as additional purchase price.

   Under purchase accounting, the total purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of the purchase price was allocated to goodwill and is being amortized over its estimated useful life of 20 years.

  Garland, Texas and Marlborough, Massachusetts Facilities

   In October 2001, our management and Board of Directors approved a plan to close our Garland, Texas and Marlborough, Massachusetts facilities (see Note 15 to the Consolidated Financial Statements). Prior to its closure, the Garland plant had manufactured our lowest technology pre-production volume printed circuit boards. The Marlborough plant provided electronic interconnect products to selected customers in the New England area. Our decision to close these facilities was based on their contribution to our financial objectives in 2001 as well as their expected contribution going forward. Accordingly, the plant closures are not expected to adversely impact our results of operations in future periods. The closure of the facilities is estimated to be effectively completed by June 30, 2002.

Critical Accounting Policies and Estimates

   Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.

   The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

    . Valuation of long-lived assets--We assess the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in our operating strategy, such as the closure of a facility, can significantly reduce the estimated useful life of such assets. In our 1999 and 2001 Consolidated Statements of Operations, we recorded impairments of long-lived assets resulting from plant closures (see Note 15 to the Consolidated Financial Statements). In addition, under a new accounting standard effective January 1, 2002, our goodwill and certain other intangible assets will no longer be subject to periodic amortization over estimated useful lives. These assets are now considered to have an indefinite life and their carrying values are required to be assessed by us for impairment at least annually. Depending on future market values and other factors, these assessments could potentially result in impairment reductions of these intangible assets in the future. (See Note 2 to the Consolidated Financial Statements regarding recently issued accounting standards).

    . Inventory obsolescence--We generally purchase raw materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, however, such as the closure of a facility, can limit our ability to effectively utilize all of the raw materials purchased. In our 1999 and 2001 Consolidated Statement of Operations, we recorded restructuring-related inventory impairments resulting from plant closures (see Note 15 to the Consolidated Financial Statements). In addition to evaluations of the market value in connection with significant activities, we regularly monitor potential inventory obsolescence and, when necessary, reduce the carrying amount of our inventory to its market value.

    . Allowance for doubtful accounts--We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    . Income taxes--As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The process incorporates an assessment of the current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheet. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, we establish a valuation allowance. Increases in valuation allowances result in the recording of additional tax expense. Further, if our ultimate tax liability differs from the periodic tax provision reflected in the Consolidated Statements of Operations, additional tax expense may be recorded.

    . Litigation and other contingencies--Management regularly evaluates our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. To date, we have not been affected by any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on the company's results of operations or financial position. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to its contingencies. Such additional expense could potentially have a material impact on our results of operations and financial position.

   We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

   The following table sets forth income statement data expressed as a percentage of net sales for the periods indicated:

                                                               Year Ended December 31,
                                                  -----------------------------------------------
                                                    DDi     DDi      DDi    DDi      DDi     DDi
                                                  Capital  Corp.   Capital Corp.   Capital  Corp.
                                                   1999    1999     2000   2000     2001    2001
                                                  -------  -----   ------- -----   -------  -----
Net sales........................................  100.0%  100.0%   100.0% 100.0%   100.0%  100.0%
Cost of goods sold...............................   68.8    69.2     61.3   61.5     73.5    72.9
Restructuring-related inventory impairment.......    0.7     0.6       --     --      1.3     1.0
                                                   -----   -----    -----  -----    -----   -----
Gross profit.....................................   30.5    30.2     38.7   38.5     25.2    26.1
Operating expenses:
   Sales and marketing...........................    8.1     8.1      8.6    8.0      8.9     7.7
   General and administration....................    5.5     5.3      6.8    7.3      5.1     5.8
   Amortization of intangibles...................    7.6     7.6      4.3    4.6      6.2     6.2
   Restructuring and related charges.............    1.7     1.7       --     --     26.6    21.0
                                                   -----   -----    -----  -----    -----   -----
Operating income (loss)..........................    7.6     7.5     19.0   18.6    (21.6)  (14.6)
Interest rate swap valuation.....................     --      --       --     --      3.5     2.8
Interest expense (net)...........................   14.2    16.0      8.1    8.3      5.2     6.1
                                                   -----   -----    -----  -----    -----   -----
Income (loss) before income taxes and
  extraordinary loss.............................   (6.6)   (8.5)    10.9   10.3    (30.3)  (23.5)
Income tax benefit (expense).....................    1.8     2.5     (5.2)  (5.0)     4.6     3.3
Extraordinary loss, net of income tax benefit....     --      --     (0.4)  (1.3)    (4.2)   (3.3)
                                                   -----   -----    -----  -----    -----   -----
Net income (loss)................................   (4.8)%  (6.0)%    5.3%   4.0 %  (29.9)% (23.5)%
                                                   =====   =====    =====  =====    =====   =====

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

  Net Sales

   DDi Capital net sales decreased $163.7 million (37%) to $284.7 million in 2001, from $448.4 million in 2000. Such decrease in net sales is attributable to a reduction in panels produced and the average price per panel, reflecting softened economic conditions, partially offset by the impact of acquisitions during 2000 and 2001. DDi Capital net sales in 2001 relating to acquisitions in this year were $13.7 million. DDi Corp. net sales decreased $136.1 million (27%) to $361.6 million in 2001, from $497.7 million in 2000. Such decrease in net sales reflects the lower level of DDi Capital sales, partially offset by the impact of the acquisitions of MCM Electronics Limited ("MCM") in April 2000 and Thomas Walter in March 2001. DDi Corp. net sales for the twelve months ended December 2001 relating to acquisitions in 2001 were $26.4 million.

  Gross Profit

   DDi Capital gross profit decreased $102.0 million (59%) to $71.7 million in 2001, from $173.7 million in 2000. DDi Corp. gross profit decreased $97.2 million (51%) to $94.3 million in 2001, from $191.5 million in 2000. The gross profit for DDi Capital and DDi Corp. for 2001 includes a $3.7 million one-time charge for inventory write-downs in connection with our restructuring initiatives (see the discussion of Restructuring and Other Related Charges for further information). Excluding the one-time charge, DDi Capital gross profit was $75.5 million, or 27% of net sales for 2001, down from 39% of net sales for 2000. On the same basis, DDi Corp. gross profit was $98.0 million, or 27% of net sales for 2001, down from 38% of net sales for 2000. The decreases in the gross profit for DDi Capital and DDi Corp., excluding the 2001 restructuring charge, resulted from the lower level of sales generated in 2001. The impact of the decreases in sales on gross profit was mitigated by various cost control initiatives relating to materials, production personnel and overhead expenses.

  Sales and Marketing Expenses

   DDi Capital sales and marketing expenses decreased $13.3 million (34%) to $25.4 million in 2001, from $38.7 million in 2000. DDi Corp. sales and marketing expenses decreased $12.1 million (30%) to $27.6 million in 2001, from $39.7 million in 2000. Such decreases in sales and marketing expenses is primarily due to the lower level of sales generated in 2001, as well as cost control measures.

  General and Administration Expenses

   DDi Capital general and administration expenses decreased $16.1 million (53%) to $14.3 million in 2001, from $30.4 million in 2000. DDi Corp. general and administration expenses decreased $15.2 million (42%) to $21.0 million in 2001, from $36.2 million in 2000. Such decreases in general and administrative expenses are due to the lower level of sales generated in 2001, as well as cost control measures.

  Restructuring and Other Related Charges

   Restructuring and related charges in 2001 were $75.7 million for DDi Capital and $76.1 million for DDi Corp., respectively. Such charges represent one-time costs incurred in the fourth quarter of 2001 in connection with management's decision to close various facilities and the separation of certain executives from the Company (see Note 15 to the Consolidated Financial Statements).

  Amortization of Intangibles

   DDi Capital amortization of intangibles decreased $1.8 million (9%) to $17.7 million in 2001, from $19.5 million in 2000. Such decrease in amortization of intangibles is due to the use of accelerated amortization methods with regard to certain identifiable intangibles and the impact of the impairment of intangibles in the fourth quarter of 2001 in connection with our restructuring activities, partially offset by the additional amortization resulting from acquisitions. DDi Corp. amortization of intangibles decreased $0.2 million (1%) to $22.6 million in 2001, from $22.8 million in 2000. Such decrease in amortization of intangibles reflects the decrease in expense incurred by DDi Capital, which was nearly offset by the impact of the acquisitions of MCM and Thomas Walter.

  Interest Rate Swap Valuation

   Interest rate swap valuation represents the change in the fair value of an interest rate swap agreement. (see Note 8 to the Consolidated Financial Statements). At December 31, 2001, existing interest rate swap agreements for DDi Capital and DDi Corp. qualify as effective cash flow hedges and, accordingly, changes in fair value are not charged to operations.

  Net Interest Expense

   DDi Capital net interest expense decreased $21.5 million (59%) to $14.8 million in 2001, from $36.3 million in 2000. Such decrease in net interest expense is due primarily to the repayment of a portion of the amounts owed under the Dynamic Details senior credit facility in April 2000, the redemption of a portion of the DDi Capital senior discount notes in October 2000 and during the second quarter of 2001, and the redemption of the Dynamic Details senior subordinated notes in full in February 2001. Cash generated from equity offerings funded these redemptions. DDi Corp. net interest expense decreased $19.1 million (46%) to $22.1 million in 2001, from $41.2 million in 2000. Such decrease in net interest expense reflects the decrease in net interest expense incurred by DDi Capital and the redemption of the DDi Intermediate senior discount notes in full in April and October 2000. These decreases were partially offset by interest expense incurred from the acquisition of MCM and $5 million in interest expense relating to the issuance in February 2001 of the 5 1/4% convertible subordinated notes due March 1, 2008.

  Income Taxes

   DDi Capital income taxes decreased $36.6 million to a benefit of $13.2 million in 2001, from a $23.4 million expense in 2000, reflecting a lower level of taxable income earned in the current period. DDi Corp. income taxes decreased $37 million to a benefit of $12 million in 2001, from a $25 million expense in 2000. Such decrease in income tax expense reflects the decreased DDi Capital provision, the impact of the acquisitions of MCM and Thomas Walter, and interest deductions relating to the DDi Corp. 5 1/4% convertible subordinated notes due March 1, 2008. See Note 12 to the Consolidated Financial Statements for a reconciliation of the tax expense or benefit recorded in each period to the corresponding amount of income tax determined by applying the U.S. Federal income tax rate to the earnings or loss before income taxes.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

  Net Sales

   DDi Capital net sales increased $155.9 million (53%) to $448.4 million in 2000, from $292.5 million in 1999. Such increase is attributable to: (a) the production of more complex and larger panels, which increased the average sales price per panel and (b) the impact of the Automata and Golden acquisitions, which contributed $60.6 million to our net sales. DDi Corp. net sales increased $205.2 million (70%) to $497.7 million in 2000, from $292.5 million in 1999.
Such increase reflects the higher level of sales achieved by DDi Capital and the impact of the acquisition of MCM. In aggregate, the Automata, Golden and MCM acquisitions contributed $109.9 million to DDi Corp. net sales for 2000. Excluding the acquisitions, our net sales increased $95.3 million (33%).

  Gross Profit

   DDi Capital gross profit increased $84.5 million (95%) to $173.7 million in 2000, from $89.2 million in 1999. Gross profit for 1999 includes a $1.9 million one-time charge for inventory write-downs in connection with our restructuring initiatives (see the discussion herein of Restructuring and Related Charges for further information). Excluding the one-time charge, gross profit was $91.1 million for 1999. The increase in gross profit, excluding the 1999 restructuring charge resulted from the higher level of sales, an improvement in production yields in our pre-production operations, and the impact of the Automata and Golden acquisitions. DDi

Corp. gross profit increased $103.3 million (117%) to $191.5 million in 2000, from $88.2 million in 1999. Excluding the $1.9 million one-time restructuring charge, gross profit was $90.1 million for 1999. Such increase, excluding the 1999 restructuring charge reflects the improvements in gross profit achieved by DDi Capital and the impact of the acquisition of MCM.

  Sales and Marketing Expenses

   DDi Capital sales and marketing expenses increased $15.1 million (64%) to $38.7 million in 2000, from $23.6 million in 1999. Such increase is due to: (a) growth in our sales force to accommodate existing and anticipated near-term increases in customer demand and related variable expenses due to our increased sales volume and (b) the impact of the Automata and Golden acquisitions. DDi Corp. sales and marketing expenses increased $16.1 million (68%) to $39.7 million in 2000, from $23.6 million in 1999. Such increase reflects the increase in sales and marketing expenses incurred by DDi Capital and the impact of the acquisition of MCM.

  General and Administration Expenses

   DDi Capital general and administration expenses increased $14.3 million (89%) to $30.4 million in 2000, from $16.1 million in 1999. The increase in expenses is attributable to higher staffing costs and other back-office expenditures to support our growth (approximately $3.4 million), the impact of the Automata and Golden acquisitions (approximately $2.1 million), higher incentive compensation expense (approximately $3 million), and an increase in bad debt expense (approximately $7.9 million). The increase in credit related losses resulted from the current economic softening, particularly in the communications sector. Such increases were partially offset by the elimination of management fees in connection with the termination of a management agreement at the time of the initial public offering by DDi Corp. (resulting in a reduction in expense of $1.1 million). DDi Corp. general and administration expenses increased $20.9 million (136%) to $36.2 million in 2000, from $15.3 million in 1999. Such increase reflects the increase in general and administration expenses incurred by DDi Capital, the impact of the acquisition of MCM, and approximately $0.7 million in costs incurred in streamlining our U.K. operations.

  Amortization of Intangibles

   DDi Capital amortization of intangibles decreased $2.8 million (13%) to $19.5 million in 2000, from $22.3 million in 1999. The decrease is due to the use of accelerated amortization methods with regard to certain identifiable intangibles, partially offset by the additional amortization resulting from the Automata and Golden acquisitions (approximately $0.2 million). DDi Corp. amortization of intangibles increased $0.5 million (2%) to $22.8 million in 2000, from $22.3 million in 1999. Such increase reflects the decrease in amortization of intangibles incurred by DDi Capital, partially offset by amortization attributable to the acquisition of MCM.

  Restructuring and Related Charges

   Restructuring and related charges for DDi Capital and DDi Corp. were $5.1 million in 1999, representing one-time costs incurred in connection with management's decision to close our Colorado facility. These charges consist of $2.6 million for severance and other exit costs and $2.5 million of costs related to the impairment of net property, plant and equipment. See Note 15 to our Consolidated Financial Statements for further information about these charges.

  Net Interest Expense

   DDi Capital net interest expense decreased $5.2 (13%) to $36.3 million in 2000, from $41.5 million in 1999. Such decrease is due to the repayment of a portion of the amounts owed under the Dynamic Details senior credit facility from part of the proceeds of our initial public offering in April 2000, partially offset by the impact of discount accretion on the DDi Capital senior discount notes. DDi Corp. net interest expense decreased $5.5 million (12%) to $41.2 million in 2000, from $46.7 million in 1999. Such decrease reflects the decrease in net interest expense incurred by DDi Capital, the redemption of DDi Intermediate senior discount notes principal resulting from the DDi Corp. initial public offering in April 2000 and follow-on offering in October 2000 and the repurchase of Capital Senior Discount Notes resulting from the DDi Corp. follow-on offering in October 2000. These decreases were largely offset by the impact of the acquisition of MCM. Interest on debt assumed in this acquisition was $2.0 million in 2000.

  Income Taxes

   DDi Capital income taxes increased $28.6 million to a tax expense of $23.4 million in 2000, from a tax benefit of $5.2 million in 1999. The increased provision reflects a higher level of taxable income earned in the current period. DDi Corp. income taxes increased $32.4 million to a tax expense of $25.0 million in 2000, from a tax benefit of $7.4 million in 1999. Such increase reflects the increased DDi Capital provision and the impact of the acquisition of MCM, which generated $2.8 million in tax expense in 2000. See
Note 12 to the Consolidated Financial Statements for a reconciliation of the tax expense or benefit recorded in each period to the corresponding amount of income tax determined by applying the U.S. Federal income tax rate to the earnings or loss before income taxes.

Quarterly Financial Information

   The following tables present selected quarterly financial information for each of the twelve quarters ended December 31, 2001. This information is unaudited but, in our opinion, reflects all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this information, in accordance with generally accepted accounting principles. These quarterly results are not necessarily indicative of future results.

                                                     DDi Capital, Three Months Ended
                                --------------------------------------------------------------------------
                                Mar.  June  Sept. Dec.  Mar.  June  Sept.   Dec.   Mar.  June  Sept. Dec.
                                31,   30,    30,  31,   31,   30,    30,    31,    31,   30,    30,  31,
                                1999  1999  1999  1999  2000  2000  2000    2000   2001  2001  2001  2001
                                ----- ----- ----- ----- ----- ----- ------ ------ ------ ----- ----- -----
                                                              (in millions)
Net sales...................... $59.2 $71.7 $82.9 $78.7 $75.3 $86.9 $132.2 $154.0 $118.7 $65.2 $53.7 $47.1
Cost of goods sold.............  41.8  50.2  57.2  52.2  49.0  55.9   83.9   85.9   74.8  44.9  46.4  43.2
Restructuring-related inventory
 impairment....................    --    --    --   1.9    --    --     --     --     --    --    --   3.7
                                ----- ----- ----- ----- ----- ----- ------ ------ ------ ----- ----- -----
Gross profit................... $17.4 $21.5 $25.7 $24.6 $26.3 $31.0 $ 48.3 $ 68.1 $ 43.9 $20.3 $ 7.3 $ 0.2
                                ===== ===== ===== ===== ===== ===== ====== ====== ====== ===== ===== =====

                                                       DDi Corp., Three Months Ended
                                ---------------------------------------------------------------------------
                                Mar.  June  Sept. Dec.  Mar.   June  Sept.   Dec.   Mar.  June  Sept. Dec.
                                31,   30,    30,  31,   31,    30,    30,    31,    31,   30,    30,  31,
                                1999  1999  1999  1999  2000   2000  2000    2000   2001  2001  2001  2001
                                ----- ----- ----- ----- ----- ------ ------ ------ ------ ----- ----- -----
                                                               (in millions)
Net sales...................... $59.2 $71.7 $82.9 $78.7 $75.3 $101.5 $149.6 $171.3 $140.7 $85.8 $70.6 $64.5
Cost of goods sold.............  42.0  50.4  57.4  52.6  49.0   66.5   95.1   95.6   88.1  59.3  59.3  56.9
Restructuring-related inventory
 impairment....................    --    --    --   1.9    --     --     --     --     --    --    --   3.7
                                ----- ----- ----- ----- ----- ------ ------ ------ ------ ----- ----- -----
Gross profit................... $17.2 $21.3 $25.5 $24.2 $26.3 $ 35.0 $ 54.5 $ 75.7 $ 52.6 $26.5 $11.3 $ 3.9
                                ===== ===== ===== ===== ===== ====== ====== ====== ====== ===== ===== =====

   The quarterly financial information provided above does not present income
(loss) before extraordinary items, net income (loss) and related per share data. Such information is not presented because it does not allow for meaningful comparisons among quarters; the data fluctuates greatly from quarter to quarter due to the reclassification of our Class A and Class L common stock into new common stock in connection with our initial public offering and due to the changes in our net interest expense (and related tax expense) as a result of the reduction in debt with the use of proceeds from our debt and equity offerings. Further quarterly financial information not presented above is presented in our quarterly reports on Form 10-Q.

Liquidity and Capital Resources

   As of December 31, 2001, cash, cash equivalents and marketable securities were $39.5 million for DDi Capital, and $45.5 million for DDi Corp. compared to $39.6 million for DDi Capital, and $66.9 million for DDi Corp. as of December 31, 2000. Our principal source of liquidity to fund ongoing operations for the year ended December 31, 2001 was cash provided by operations.

   Net cash provided by operating activities for the year ended December 31, 2001 was $47.6 million for DDi Capital and $55.8 million for DDi Corp., compared to $61.1 million for DDi Capital and $64.8 million for DDi Corp. for the year ended December 31, 2000 and $24.8 million for both DDi Capital and DDi Corp. for the year ended December 31, 1999.

   Capital expenditures for the year ended December 31, 2001 were $24.7 million for DDi Capital, and $35.2 million for DDi Corp., compared to $24.0 million for DDi Capital and $27.2 million for DDi Corp. for the year ended December 31, 2000 and $18.2 million for both DDi Capital and DDi Corp. during the year ended December 31, 1999.

   As of December 31, 2001, DDi Capital and DDi Corp. had long-term borrowings of $139.0 million and $261.0 million, respectively. Dynamic Details has a $75.0 million revolving credit facility for revolving credit loans, letters of credit and swing line loans. Access to the full amount of the revolving credit facility is subject to conditions set forth in the credit facility agreement. Under an amendment to the Dynamic Details senior credit facility in December 2001, the maximum amount we can borrow under the revolving credit facility is limited to $37.5 million until mid-2003. At December 31, 2001, Dynamic Details had no borrowings outstanding under this revolving credit facility and had $0.7 million reserved against the facility for a letter of credit and had $36.8 million available for borrowing under the facility. Our European operating subsidiary, DDi Europe, has $11.6 million available for borrowing under its revolving credit facility. At December 31, 2001, we had $3.0 million outstanding under this revolving credit facility.

   The following table shows our contractual cash obligations and commercial commitments as of December 31, 2001:

                            Payments Due by Period
                                (in thousands)

                                                     DDi Capital
                                               Year Ending December 31,
                              ----------------------------------------------------------
       Commitments             2002    2003    2004    2005    2006  Thereafter  Total
       -----------            ----------------------------------------------------------
Long-Term Debt............... $15,552 $19,338 $43,410 $57,519 $   --  $16,090   $151,909
Capital Lease Obligations....   1,625   1,498   1,433   1,312     --       --      5,868
Operating Leases.............   6,738   5,814   5,055   4,987  3,740   12,274     38,608
                              ----------------------------------------------------------
       Total Commitments..... $23,915 $26,650 $49,898 $63,818 $3,740  $28,364   $196,385
                              ==========================================================

                                                      DDi Corp.
                                               Year Ending December 31,
                              ----------------------------------------------------------
       Commitments             2002    2003    2004    2005    2006  Thereafter  Total
       -----------            ----------------------------------------------------------
Long-Term Debt............... $15,552 $23,706 $47,778 $61,887 $4,368  $120,458  $273,749
Capital Lease Obligations....   2,305   1,635   1,433   1,312     --        --     6,685
Operating Leases.............   8,985   7,779   6,832   6,720  5,473    29,601    65,390
                              ----------------------------------------------------------
       Total Commitments..... $26,842 $33,120 $56,043 $69,919 $9,841  $150,059  $345,824
                              ==========================================================

   The Dynamic Details senior credit facility, the DDi Capital senior discount notes, the 5 1/4% convertible subordinated notes due March 1, 2008 and the DDi Europe facilities agreement are described under the caption "Description of Indebtedness."

   Based on our current level of operations, we believe that cash, cash equivalents, marketable securities, cash generated from operations and amounts available under the Dynamic Details senior credit facility and the DDi Europe facilities agreement will be adequate to meet our debt service requirements, capital expenditures and working capital needs for the foreseeable future. There can be, however, no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. We have substantial indebtedness and our operating performance and our ability to service or refinance our indebtedness will be subject to economic conditions and to financial, business and other factors, certain of which are beyond our control. For example, current economic conditions include a downturn in the communications industry that has continued to have a negative impact on our revenues and operating performance during the first quarter or 2002. If our revenues and operating performance do not improve significantly, there is significant risk that DDi Europe and Dynamic Details will not be able to meet specified financial ratios and satisfy certain financial condition tests, including a minimum EBITDA covenant contained in the Dynamic Details senior credit facility. If we do not comply with our covenants, our lenders will be able to exercise all or any of their rights and remedies under the credit facilities.

Description of Indebtedness

  Dynamic Details Senior Credit Facility

   Dynamic Details has entered into a credit agreement, as amended, for which JPMorgan Chase Bank is the collateral, co-syndication and administrative agent and for which Bankers Trust Company is the documentation and co-syndication agent. The lenders are a syndicate comprised of various banks, financial institutions or other entities which hold transferable interests in the Dynamic Details senior credit facility. The Dynamic Details senior credit facility, as of December 31, 2001 consists of:

    .  Tranche A term facility of approximately $47.6 million;

    .  Tranche B term facility of approximately $88.2 million; and

    . a revolving line of credit of up to $75 million, including revolving credit loans, letters of credit and swing line loans (access to the full amount is subject to conditions set forth in the agreement and is currently limited to $37.5 million through mid-2003), of which no amounts are outstanding, and $0.7 million is reserved for a letter of credit.

   The Dynamic Details senior credit facility is jointly and severally guaranteed by DDi Capital and its subsidiaries and secured by the assets of all of our domestic subsidiaries. Future domestic subsidiaries of Dynamic Details will also guarantee the senior credit facility and secure that guarantee with their assets. The senior credit facility requires Dynamic Details to meet financial ratios and benchmarks and to comply with other restrictive covenants, including restrictions on making distributions or loans to DDi Corp. to pay interest or principal on the notes.

   The Tranche A term facility amortizes in quarterly installments from June 1999 until July 2004 when the remaining outstanding loans under the Tranche A term facility become repayable. The Tranche B term facility amortizes in quarterly installments from June 1999 until September 2004 at which time the remaining outstanding loans under the Tranche B term facility becomes repayable in two equal quarterly installments with a final payment in April 2005. The revolving line of credit terminates in July 2004.

   Borrowings under the Dynamic Details senior credit facilities for Tranche A and the revolving credit facility bear interest at varying rates based, at our option, on either LIBOR plus 300 basis points or the bank rate plus 200 basis points in each case subject to adjustment based on the consolidated leverage ratio of Dynamic Details, as defined in the credit agreement. Borrowings for Tranche B under the Dynamic Details senior credit facility bear interest at rates based, at our option, on either LIBOR plus 400 basis points or the bank rate plus 300 basis points. The overall effective interest rate for the term loans, after giving effect to the interest rate swap agreement, as of

December 31, 2001, was 8.05%. Dynamic Details is required to pay to the lenders under the senior credit facility a commitment on the average unused portion of the revolving credit facility and a letter of credit fee on each letter of credit outstanding. The senior credit facility requires Dynamic Details to apply proceeds of sales of debt, equity or material assets to prepay its senior credit facility, subject to some exceptions, and Dynamic Details must also, in some circumstances, pay excess cash flow to the lenders under its senior credit facility.

  DDi Europe Facilities Agreement

   In connection with DDi Corp.'s acquisition of MCM Electronics, DDi Corp. assumed MCM Electronics' debt obligations under a facilities agreement dated May 27, 1999 between MCM Electronics and The Governor and Company of the Bank of Scotland, as arranger, agent, security trustee, term loan bank and working capital bank. MCM Electronics has been combined with our other European operations to form DDi Europe Limited. We amended and restated the facilities agreement in part on November 15, 2001. This facility consists of:

    . Tranche A term loan facility of up to an aggregate principal amount of (Pounds)17.25 million;

    . Tranche B term loan facility of up to an aggregate principal amount of (Pounds)0.75 million; and

    . working capital facilities of an aggregate maximum principal amount of (Pounds)10.0 million

   The term loan facilities require DDi Europe to meet financial ratios and to comply with other restrictive covenants. Substantially all of the assets of DDi Europe are pledged as collateral under the DDi Europe facilities agreement.

   As of December 31, 2001, an aggregate of (Pounds)17 million, or $24.8 million, was outstanding under the facilities.

   The Tranche A term loan facility is repayable in increasing quarterly installments beginning in June 2000 with the final payment payable in September 2007. Pursuant to an amendment in November 2001, no payments are due on the Tranche A term loan facility from October 2001 through February 2003. The Tranche B term loan facility is repayable in full in December 2007. The working capital facility is available until November 2002 and may be renewed at Bank of Scotland's discretion.

   Borrowings under the facilities bear interest at varying rates, comprising of LIBOR at the dates of commencement of the relevant quarterly interest period plus a margin of 150 basis points for Tranche A, Tranche B and the working capital facility. The agreement requires DDi Europe to make interest hedging arrangements and consequently DDi Europe has entered into an interest rate swap agreement covering 100% of its borrowings under these facilities. The overall effective interest rate for the DDi Europe term loan facilities, after giving effect to the interest rate swap agreement, as of December 31, 2001, was 8.42%.

   DDi Europe is required to pay non-utilization fees on the average unused portion of each of the facilities.

  DDi Capital Senior Discount Notes

   The DDi Capital senior discount notes were issued in an aggregate principal amount at maturity of $110 million and will mature on November 15, 2007. The senior discount notes were issued under an indenture dated as of November 18, 1997 between DDi Corp., as issuer, and The State Street Bank and Trust Company, as trustee, as supplemented by the supplemental indenture dated as of February 10, 1998 between DDi Capital and the trustee. The senior discount notes are senior unsecured obligations of DDi Capital. The senior discount notes were issued at a discount to their aggregate principal amount at maturity and will accrete in value until November 15, 2002 at a rate per annum equal to 12.5%, compounded semi-annually. Cash interest on the senior discount notes will not accrue prior to November 15, 2002. Thereafter, interest will accrue at the rate of 12.5% per annum, payable semi-annually in arrears on each May 15 and November 15 of each year commencing May 15, 2003 to the holders of record on the immediately preceding May 1 and November 1, respectively.

   On or after November 15, 2002, the DDi Capital senior discount notes may be redeemed at the option of DDi Capital, in whole at any time or in part from time to time, at a redemption price that is greater than the accreted value of the notes, plus accrued and unpaid interest, if any, to the redemption date. We used $37.6 million of the proceeds from DDi Corp.'s October 2000 follow-on public offering to repurchase a portion of the DDi Capital senior discount notes with an aggregate principal amount at maturity of $47.0 million, and we used $45.5 million of the proceeds from our February 2001 public offering to repurchase notes with an aggregate principal amount at maturity of $46.9 million.

DDi Corp. 5 1/4% Convertible Subordinated Notes due March 1, 2008

   The DDi Corp. 5 1/4% convertible subordinated notes were issued in an aggregate principal amount of $100 million and will mature on March 1, 2008. The convertible subordinated notes were issued under an indenture dated as of February 20, 2001, as supplemented by a supplemental indenture dated as of February 20, 2001, in each case between us, as issuer, and The State Street Bank and Trust Company, as trustee. The convertible subordinated notes are subordinated, unsecured obligations of DDi Corp. Cash interest on the convertible subordinated notes accrues at the rate of 5.25% per annum, payable semi-annually in arrears on each March 1 and September 1 of each year commencing September 1, 2001 to the holders of record on the immediately preceding February 15 and August 15, respectively.

   On or after March 5, 2004, the convertible subordinated notes may be redeemed at the option of DDi Corp., in whole or in part, at a redemption price that is greater than the outstanding principal amount of the notes, plus accrued and unpaid interest, if any, to the redemption date.

Recently Issued Accounting Standards

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 and No. 142. SFAS No. 141 "Business Combinations" requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase accounting method for which the date of acquisition is after June 30, 2001. SFAS No. 142 "Goodwill and Other Intangible Assets" establishes that goodwill and certain intangible assets will not be amortized and the amortization period of certain intangible assets will no longer be limited to forty years. In addition, SFAS No. 142 requires that goodwill and intangible assets that are not amortized be tested for impairment at least annually. SFAS No. 142 is effective in fiscal years beginning after December 15, 2001. For acquisitions effective before June 30, 2001, we adopted both SFAS No. 141 and No. 142 on January 1, 2002. We will also implement SFAS No. 141 and SFAS No. 142 for any acquisitions occurring after June 30, 2001. As part of the adoption of SFAS No. 142 on January 1, 2002, we will no longer amortize goodwill or intangible assets with indefinite lives related to existing goodwill and intangible assets. We expect that upon adoption of SFAS No. 142, we will no longer record annual fiscal year amortization associated with existing goodwill of approximately $10.0 million.

   In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, requires that long-lived assets that are to be disposed by sale be measured at the lower of book value or fair value less cost to sell and expands the scope of discontinued operations to include all components of an entity with operations that (a) can be distinguished from the rest of the entity and
(b) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001 and is therefore effective for us beginning with our fiscal quarter ending March 31, 2002. We are currently evaluating the impact of the adoption of SFAS No. 144 on our consolidated financial statements.

                          FORWARD-LOOKING STATEMENTS

   A number of the matters and subject areas discussed in this Form 10-K are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from our actual future experience involving any one or more of such matters and subject areas. We wish to caution readers that all statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; (2) ability to sustain historical margins as the industry develops; (3) increased competition; (4) increased costs; (5) loss or retirement of key members of management; (6) increases in our cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (7) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and
(8) inability to consummate acquisitions on attractive terms. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, our business and results of operations are subject to the rules and uncertainties described under the heading "Factors That May Affect Future Results" contained herein, however, the operations and results of our business also may be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in our reports filed with the Securities and Exchange Commission.

                  FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

Substantial Indebtedness

   We have a substantial amount of indebtedness. As of December 31, 2001, our total debt was approximately $282.2 million for DDi Corp. and $156.6 million for DDi Capital. As of December 31, 2001, we had $36.8 million available under the Dynamic Details senior credit facility and $11.6 million available under the DDi Europe revolving credit facility for future borrowings for general corporate purposes and working capital needs. Access to the full amount amount available under the Dynamic Details senior credit facility is subject to conditions set forth in the agreement. In addition, subject to the restrictions in the DDi Capital senior discount notes, the DDi Europe facilities agreement and Dynamic Details senior credit facility, we may incur additional indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes.

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

Our ability to pay principal and interest on our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control, as well as the availability of revolving credit borrowings under the Dynamic Details senior credit facility and the DDi Europe facilities agreement or successor facilities. We anticipate that our existing cash and marketable securities, operating cash flow, amounts available under our existing credit facilities and the proceeds of DDi Corp.'s public offerings will be sufficient to meet our operating expenses and to service our debt requirements as they become due. If we are unable to service our indebtedness, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. There is no assurance that we can effect any of these remedies on satisfactory terms, or at all.

Business Cycles of the End Markets We Serve

   The end markets into which we sell printed circuit boards and electronic manufacturing services (including communications and networking equipment; computers and peripherals; medical, automotive, industrial and test equipment; and aerospace equipment) have their own business cycles. Some of these cycles show predictability from year to year. However, other cycles, are unpredictable in commencement, depth and duration. The communications industry entered into a significant downturn in late 2000, which continues as of this date. This has had a negative impact on our revenues and operating performance for the year ended December 31, 2001 and has continued to have a negative impact on our revenues and operating performance during the first quarter of 2002. The failure of such industries to recover, a worsening of the downturn, or any other event leading to additional excess capacity will negatively impact our revenues, gross margins and operating margins.

   If our revenues and our operating performance do not improve significantly, there is significant risk that DDi Europe and Dynamic Details will not be able to meet specified financial ratios and satisfy certain financial condition tests, including a minimum EBITDA covenant contained in the Dynamic Details senior credit facility.

   As a result of the foregoing, we may be required to commence discussions with our lenders regarding forbearance agreements, additional amendments or waivers under, or a potential restructuring of, the Dynamic Details senior credit facility and our other indebtedness. We do not currently have any agreement with any lenders with respect to any such forbearance, amendments, waivers or restructuring, and there can be no assurance that any such agreement could be obtained.

   Any increase in our debt service requirements or any reduction in amounts available for borrowing under the Dynamic Details senior credit facility or our other indebtedness could significantly affect our ability to meet debt service requirements, to fund capital expenditures, acquisitions, and working capital. There can be no assurance that the Dynamic Details senior credit facility or our other indebtedness would be renegotiated on terms acceptable to us.

   If we are not able to comply with the current financial covenant levels, we will not be able to borrow under the Dynamic Details senior credit facility, and the lenders under this facility will have the right to declare the outstanding borrowings under the facility to be immediately due and payable and the exercise of all or any of their other rights and remedies, including foreclosing on the collateral pledged to secure the facility, which consists of substantially all of the assets of Dynamic Details and its subsidiaries. Restrictions Imposed by Terms of Indebtedness

   The terms of our indebtedness restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. DDi Europe, DDi Capital and Dynamic Details are also required to maintain specified financial ratios and satisfy certain financial condition tests. Our subsidiaries' ability to meet those financial ratios and tests can be affected by events beyond our subsidiaries' control, and there can be no assurance that they will meet those tests. Depending on the specific circumstances, breach of any of these covenants may result in a default under some or all of our indebtedness agreements. Upon the occurrence of an event of default, lenders under such indebtedness could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable. If we were unable to repay such amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all the assets of Dynamic Details and its subsidiaries are pledged as security under the Dynamic Details senior credit facility. Substantially all the assets of DDi Europe are pledged as security under the DDi Europe facilities agreement.

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

Dependence on a Core Group of Significant Customers

   Although we have a large number of customers, net sales to our largest customer accounted for approximately 7% of our net sales in 2001. Net sales to our ten largest customers accounted for approximately 34% of our net sales during the same period. We may depend upon a core group of customers for a material percentage of our net sales in the future. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact our revenues. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the services provided, our results of operations would be adversely affected.

Variability of Orders

   Our operating results fluctuate because we sell on a purchase-order basis rather than pursuant to long-term contracts and we expect these fluctuations to continue in the future. We are therefore sensitive to variability in demand by our customers. Because we time our expenditures in anticipation of future sales, our operating results may be less than we estimate if the timing and volume of customer orders do not match our expectations. Furthermore, we may not be able to capture all potential revenue in a given period if our customers' demand for quick-turnaround services exceeds our capacity during that period. Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. Because a significant portion of our operating expenses are fixed, even a small revenue shortfall can have a disproportionate effect on our operating results. It is possible that, in future periods, our results may be below the expectations of public market analysts and investors. This could cause the market price of DDi Corp.'s common stock to decline.

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

Ability to Integrate Acquired Businesses and Manage Expansion

   Since December 1997, we have completed a merger and acquired eight companies. We have a limited history of owning and operating our businesses on a consolidated basis. We cannot assure that we will be able to meet performance expectations without disrupting the quality and reliability of service to customers or diverting management resources. Our expected growth has placed and may continue to place a significant strain on our management, financial resources and information, operating and financial systems. If we are unable to manage this growth effectively, our rate of growth and revenues may be adversely affected.

Ability to Process Transferred Orders at Current Margins

   During the fourth quarter of 2001, we closed two of our manufacturing facilities which required us to transfer associated orders to other facilities. This transfer has had a negative impact on our expected margins for these orders in the first quarter of 2002 and has negatively impacted our financial performance. We can provide no assurance that this will not occur in the future if we pursue additional restructuring.

Costs of International Expansion

   We have expanded into new foreign markets and intend to continue our international expansion. We completed our acquisitions of MCM Electronics, a United Kingdom company, and Thomas Walter limited, based in Marlow, England, on April 14, 2000 and March 5, 2001, respectively. We also acquired Olympic Circuits Canada, based in Canada, in May 2001. In addition, in April 2001, we established Dynamic Details Japan as a sales office in Tokyo, Japan. Entry into foreign markets may require considerable management time as well as, in the case of new operations, start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, operations in new foreign markets may achieve low margins or may be unprofitable. We will be unable to utilize net operating losses incurred by foreign operations to reduce our U.S. income taxes. Therefore, as we continue to expand internationally, we may not generate operating results consistent with historical performance, and the market price of DDi Corp.'s common stock price may decline.

Intellectual Property

   Our success depends in part on proprietary technology and manufacturing techniques. Currently, we do not rely on patent protection to safeguard these proprietary techniques but rely primarily on trade secret protection. Litigation may be necessary to protect our technology and determine the validity and scope of the proprietary rights of competitors. Intellectual property litigation could result in substantial costs and diversion of our management and other resources. If any infringement claim is asserted against us, we may seek to obtain a license of the other party's intellectual property rights. We cannot assure you that a license would be available on reasonable terms or at all.

Environmental Matters

   Our operations are regulated under a number of federal, state, local and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because we use in our manufacturing process materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. In addition, because we are a generator of hazardous wastes, we may be subject to potential financial liability for costs associated with an investigation and any remediation of sites at which we have arranged for the disposal of hazardous wastes if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, solder stripping solutions and hydrochloric acid solution containing palladium; waste water which contains heavy metals, acids, cleaners and conditioners; and filter cake from equipment used for on-site waste treatment. Violations of environmental laws could subject us to revocation of its effluent discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, thereby negatively impacting revenues and potentially causing the market price of DDi Corp.'s common stock to decline.

Dependence on Key Management

   We depend on the services of our senior executives, including Bruce D. McMaster, President and Chief Executive Officer. We cannot assure that we will be able to retain him and other executive officers and key personnel or attract additional qualified management in the future. Mr. McMaster is not a party to an employment agreement with us. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly engineering and sales personnel, due to our focus on the technologically advanced and time-critical segment of the electronics manufacturing services industry. In addition, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

Charter Documents and State Law Provisions

   Provisions in our charter and bylaws may have the effect of delaying or preventing a change of control or changes in our management that stockholders consider favorable or beneficial. If a change of control or change in management is delayed or prevented, the market price of our common stock could suffer.

Controlling Stockholders

   Investment funds affiliated with Bain Capital, Inc. beneficially own approximately 6% of the outstanding common stock of DDi Corp. In addition, of the nine directors who serve on our board, three are current representatives of Bain Capital, Inc. and two are former representatives of Bain Capital, Inc. By virtue of such stock ownership and board representation, these entities will continue to have a significant influence over all matters submitted to our stockholders, including the election of our directors, and to exercise significant control over our business, policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

   The DDi Europe facilities agreement and the Dynamic Details senior credit facility bear interest at a floating rate; the DDi Capital senior discount notes and DDi Corp. convertible subordinated notes bear interest at fixed rates. We reduce our exposure to interest rate risks through swap agreements.

   The Dynamic Details revolving credit facility bears interest at (a) 3.00% per annum plus the applicable LIBOR or (b) 2.00% per annum plus the federal reserve reported overnight funds rate plus 0.5% per annum. As of December 31, 2001, we had no amount outstanding under our revolving credit facility. Based upon our anticipated utilization of the Dynamic Details revolving credit facility through the year ending December 31, 2002, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

   Under the terms of the current swap agreement, we pay a maximum annual rate of interest applied to a notional amount equal to the principal balance of the term facility portion of the Dynamic Details senior credit facility. From January 1, 2002 through December 31, 2002 we pay a fixed annual rate of 5.99%, from January 1, 2003 through December 31, 2003, we pay a fixed annual rate of 6.49% and from January 1, 2004 through the scheduled maturity of the Tranche B term facility under the Dynamic Details senior credit facility in 2005 we pay a fixed annual rate of 6.99%. The term loan facility portion of the Dynamic Details senior credit facility bears interest based on one-month LIBOR. As of December 31, 2001, one-month LIBOR was 1.88%. If one-month LIBOR increased by 10% to 2.07%, interest expense related to the term loan facility portion would not increase over the year ending December 31, 2002 due to the fixed rates under the swap agreements. The overall effective interest rate for the term loans, after giving effect to the interest rate swap agreement, as of December 31, 2001, was 8.05%.

   Under the terms of the current swap agreement, DDi Europe pays a fixed annual rate of interest equal to 6.92% applied to fixed amounts of debt per the agreement, through September 2002. As of December 31, 2001, the swap covers approximately 100% of the outstanding debt under the facilities agreement. Based upon our anticipated utilization of the DDi Europe revolving credit facility through the year ending December 31, 2002, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period. The DDi Europe facilities agreement bears interest based on three-month LIBOR. As of December 31, 2001, three-month LIBOR was 1.88%. If three-month LIBOR increased by 10% to 2.07%, interest expense related to the term loan facility would not increase due to the fixed rate of 6.92% under the swap agreement. The overall effective interest rate for the DDi Europe term loan facilities, after giving effect to the interest rate swap agreement, as of December 31, 2001, was 8.42%.

   A change in interest rates would not have an effect on our interest expense on the DDi Capital senior discount notes or DDi Corp. convertible subordinated notes because these instruments bear a fixed rate of interest.

Foreign Currency Exchange Risk

   The sales and expenses and financial results of DDi Europe and of our Canadian operations are denominated in British pounds and Canadian dollars, respectively. We have foreign currency translation risk equal to our net investment in those operations. However, since nearly all of our sales are denominated in local currency or in U.S. dollars, we have relatively little exposure to foreign currency transaction risk with respect to sales made. Based on our fiscal 2002 forecast, the effect of an immediate 10% change in exchange rates would not have an impact on our operating results over the year ending December 31, 2002. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statement information, including the report of independent accountants, required by this Item 8 is set forth on pages F-1 to F-40 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The Quarterly Financial Information required by this Item 8 is set forth in Item 7 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a)  DDi Corp.

The information set forth under the captions "ELECTION OF DIRECTORS" and "TRANSACTIONS WITH MANAGEMENT AND OTHERS--Section 16(a) Beneficial Ownership Reporting Compliance" in DDi Corp.'s definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Stockholders scheduled to be held in May 2002, is incorporated herein by reference. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Fiscal 2001. Information regarding DDi Corp.'s executive officers is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of DDi Corp."

   (b)  DDi Capital.

   The information called for by this Item 10 with respect to DDi Capital is omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

   (a)  DDi Corp.

   Except as specifically provided, the information set forth under the captions "COMPENSATION OF EXECUTIVE OFFICERS" and "INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD--Compensation of Directors" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 2001. The Performance Graph and the Report on Executive Compensation set forth under the caption "COMPENSATION OF EXECUTIVE OFFICERS" in the Proxy Statement shall not be deemed incorporated by reference herein and shall not otherwise be deemed "filed" as part of this Annual Report on Form 10-K.

   (b)  DDi Capital.

   The information called for by this Item 11 with respect to DDi Capital is omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a)  DDi Corp.

   The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 2001.

   (b)  DDi Capital

   The information called for by this Item 12 with respect to DDi Capital is omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   (a)  DDi Corp.

   The information set forth under the caption "TRANSACTIONS WITH MANAGEMENT AND OTHERS" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 2001.

   (b)  DDi Capital

   The information called for by this Item 13 with respect to DDi Capital is omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
Report of Independent Accountants....................................................................  F-1
Consolidated Balance Sheets as of December 31, 2001 and 2000.........................................  F-2

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999...........  F-3

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2001, 2000
  and 1999...........................................................................................  F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2001, 2000
  and 1999...........................................................................................  F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999...........  F-9

Notes to Consolidated Financial Statements........................................................... F-11

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

Exhibit Description
------- -----------

3.1     Certificate of Incorporation of DDi Merger Co. (Previously filed with Commission on March 30, 2001 as Exhibit 3.1 to DDi Corp.'s, DDi Capital's and Dynamic Details' combined Annual Report on
        Form 10-K.)

3.2     Amended and Restated By-laws of DDi Corp. (Previously filed with the Commission on March 30, 2001 as Exhibit 3.2 to DDi Corp.'s, DDi Capital's and Dynamic Details' combined Annual Report on
        Form 10-K.)

3.3     Certificate of Merger of DDi Corp., a California corporation, with and into DDi Merger Co., a Delaware corporation. (Previously filed with the Commission on March 30, 2001 as Exhibit 3.3 to DDi Corp.'s,
        DDi Capital's and Dynamic Details' combined Annual Report on Form 10-K.)

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

Exhibit Description
------- -----------

4.1     Stockholders Agreement dated as of March 31, 2000. (Previously filed with the Commission on
        March 30, 2001 as Exhibit 4.1 to DDi Corp.'s, DDi Capital's and Dynamic Details' combined Annual
        Report on Form 10-K.)

4.2     Amendment, dated as of October 2, 2000, to the Stockholders Agreement dated as of March 31, 2000.
        (Previously filed with the Commission on March 30, 2001 as Exhibit 4.2 to DDi Corp.'s, DDi Capital's
        and Dynamic Details' combined Annual Report on Form 10-K.)

4.3     Amendment, dated as of January 29, 2001, to the Stockholders Agreement dated as of March 31, 2000.
        (Previously filed with the Commission on March 30, 2001 as Exhibit 4.3 to DDi Corp.'s, DDi Capital's
        and Dynamic Details' combined Annual Report on Form 10-K.)

4.4     Form of certificate representing shares of Common Stock. (Previously filed with the Commission on
        April 6, 2000 as Exhibit 4.2 to Amendment No. 3 to DDi Corp.'s Registration Statement on Form S-1,
        Registration No. 333-95623.)

4.5     Subordinated Indenture dated February 20, 2001 between DDi Corp. and State Street Bank and
        Trust Company Relating to Subordinated Debt Securities. (Previously filed with the Commission on
        March 30, 2001 as Exhibit 4.5 to DDi Corp.'s, DDi Capital's and Dynamic Details' combined Annual
        Report on Form 10-K.)

4.6     Supplemental Indenture dated February 20, 2001 between DDi Corp. and State Street Bank and
        Trust Company Relating to 5 1/4% Convertible Subordinated Notes due 2008. (Previously filed with the
        Commission on March 30, 2001 as Exhibit 4.6 to DDi Corp.'s, DDi Capital's and Dynamic Details'
        combined Annual Report on Form 10-K.)

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

4.9     First Supplemental Indenture dated February 10, 1998 between Details Holdings Corp. and State Street
        Bank and Trust Company. (Previously filed with the Commission on March 30, 2001 as Exhibit 4.9 to DDi
        Corp.'s, DDi Capital's and Dynamic Details' combined Annual Report on Form 10-K.)

Exhibit Description
------- -----------

Material Contracts Relating to Management Compensation Plans or Arrangements

10.1    Details Holdings Corp.-Dynamic Circuits 1996 Stock Option Plan dated as of July 23, 1998.
        (Previously filed with the Commission on March 31, 1999 as Exhibit 10.6 to DDi Capital's and
        Dynamic Details' combined Annual Report on Form 10-K.)

10.2    Details Holdings Corp.-Dynamic Circuits 1997 Stock Option Plan dated as of July 23, 1998.
        (Previously filed with the Commission on March 31, 1999 as Exhibit 10.7 to DDi Capital's and
        Dynamic Details' combined Annual Report on Form 10-K.)

10.3    Details Holdings Corp. Bonus Plan dated as of July 23, 1998. (Previously filed with the Commission on
        March 31, 1999 as Exhibit 10.8 to DDi Capital's and Dynamic Details' combined Annual Report on
        Form 10-K.)

10.4    DDi Corp. 2000 Equity Incentive Plan. (Previously filed with the Commission on March 22, 2000 as
        Exhibit 10.8 to Amendment No. 2 to DDi Corp.'s Registration Statement on Form S-1, Registration
        No. 333-95623.)

10.5    The 1997 Details, Inc. Equity Incentive Plan. (Previously filed with the Commission on November 26,
        1997 as Exhibit 10.7 to DDi Capital's Registration Statement on Form S-4, Registration
        No. 333-41187.)

10.6    Details, Inc. 1996 Employee Stock Option Plan. (Previously filed with the Commission on
        November 26, 1997 as Exhibit 10.8 to DDi Capital's Registration Statement on Form S-4,
        Registration No. 333-41187.)

10.7    Details, Inc. 1996 Performance Stock Option Plan. (Previously filed with the Commission on
        November 26, 1997 as Exhibit 10.9 to DDi Capital's Registration Statement on Form S-4, Registration
        No. 333-41187.)

Other Material Contracts


10.9    DDi Corp. Employee Stock Purchase Plan. (Previously filed with the Commission on March 22, 2000 as
        Exhibit 10.37 to Amendment No. 2 to DDi Corp.'s Registration Statement on Form S-1, Registration
        No. 333-95623).

10.10   DDi Corp. Employee Stock Purchase Plan for Employees of Non-U.S. Subsidiaries. (Previously filed with the Commission on September 12, 2000 as Exhibit 10.40 to DDi Corp.'s Registration Statement on
        Form S-1, Registration No. 333- 45648).

10.11   Credit Agreement, dated as of July 23, 1998 (and as amended and restated as of August 28, 1998), among
        Details Capital Corp., Details, Inc., Dynamic Circuits, Inc., the several banks and other financial institutions or entities from time to time parties to this Agreement, Bankers Trust Company, and The Chase
        Manhattan Bank. (Previously filed with the Commission on March 2, 2000 as Exhibit 10.3.1 to
        Amendment No. 1 to DDi Corp.'s Registration Statement on Form S-1, Registration No. 333-95623.)

10.12   First Amendment, dated as of March 10, 1999, to the Credit Agreement, dated as of July 23, 1998, among (i) DDi Capital Corp., formerly known as Details Capital Corp.; (ii) Dynamic Details,
        Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details Incorporated, Silicon Valley,
        formerly known as Dynamic Circuits, Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company.; and (vi) The Chase Manhattan Bank.
        (Previously filed with the Commission on March 2, 2000 as Exhibit 10.3.2 to Amendment No. 1 to DDi
        Corp.'s Registration Statement on Form S-1, Registration No. 333-95623.)

Exhibit Description
------- -----------

10.13   Second Amendment, dated as of March 22, 2000, to the Credit Agreement, dated as of July 23, 1998, among (i) DDi Capital Corp., formerly known as Details Capital Corp.; (ii) Dynamic Details,
        Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details Incorporated, Silicon Valley,
        formerly known as Dynamic Circuits, Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company; and (vi) The Chase Manhattan Bank.
        (Previously filed with the Commission on March 30, 2001 as Exhibit 10.14 to DDi Corp.'s, DDi
        Capital's and Dynamic Details' combined Annual Report on Form 10-K.)

10.14   Third Amendment, dated as of October 10, 2000, to the Credit Agreement, dated as of July 23, 1998, among (i) DDi Capital Corp., formerly known as Details Capital Corp.; (ii) Dynamic Details,
        Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details Incorporated, Silicon Valley,
        formerly known as Dynamic Circuits, Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company; and (vi) The Chase Manhattan Bank.
        (Previously filed with the Commission on March 30, 2001 as Exhibit 10.15 to DDi Corp.'s, DDi
        Capital's and Dynamic Details' combined Annual Report on Form 10-K.)

10.15   Fourth Amendment, dated as of February 13, 2001, to the Credit Agreement, dated as of July 23, 1998, among (i) DDi Capital Corp., formerly known as Details Capital Corp.; (ii) Dynamic Details,
        Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details Incorporated, Silicon Valley,
        formerly known as Dynamic Circuits, Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company; and (vi) The Chase Manhattan Bank.
        (Previously filed with the Commission on March 30, 2001 as Exhibit 10.16 to DDi Corp.'s, DDi
        Capital's and Dynamic Details' combined Annual Report on Form 10-K.)

10.16   Fifth Amendment, dated as of December 31, 2001, to the Credit Agreement, dated as of July 23, 1998, among (i) DDi Capital Corp., formerly known as Details, Capital Corp.; (ii) Dynamic Details,
        Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details Incorporated, Silicon Valley,
        formerly known as Dynamic Circuits, Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company; and (vi) The Chase Manhattan Bank.

10.17   Amendment and Restatement Deed, dated November 15, 2001, relating to a Facilities Agreement dated
        27 May 1999, among (i) DDi Europe Limited, formerly known as MCM Electronics Limited, (ii) the additional borrowers named therein, (iii) the other charging parties named therein, and (iv) the Governor and Company of the Bank of Scotland.

10.18   Working Capital Letter, dated November 15, 2001, among (i) DDi Europe Limited, (ii) the additional borrowers named therein, and (iii) the Governor and Company of the Bank of Scotland.

10.19   Composite Guarantee and Debenture, dated November 15, 2001, among (i) DDi Europe Limited and the additional charging companies named therein, and (ii) the Governor and Company of the Bank of
        Scotland.

10.20   Management Agreement dated October 28, 1997 by and between Details, Inc. and Bain Capital Partners
        V, L.P. (Previously filed with the Commission on January 20, 1998 as Exhibit 10.6 to Amendment No. 1
        to DDi Capital's Registration Statement on Form S-4, Registration No. 333-41187).

10.21   Termination and Fee Agreement dated April 14, 2000 by and between DDi Corp. and Bain Capital
        Partners V, L.P. (Previously filed with the Commission on March 30, 2001 as Exhibit 10.18 to DDi
        Corp.'s, DDi Capital's and Dynamic Details' combined Annual Report on Form 10-K.)

10.22   Real Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G.
        Swenson, as Trustees of the Swenson Family Trust, and Details, Inc. (Previously filed with the
        Commission on November 26, 1997 as Exhibit 10.4 to DDi Capital's Registration Statement on
        Form S-4, Registration No. 333-41187.)

Exhibit Description
------- -----------

10.23   Personal Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan
        G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc. (Previously filed with the
        Commission on November 26, 1997 as Exhibit 10.5 to DDi Capital's Registration Statement on Form
        S-4, Registration No. 333-41187.)

10.24   Amendment Number One to Real Property Master Lease Agreement dated January 1, 1997 between
        James I. Swenson and Susan G. Swenson, as trustees of the Swenson Family Trust and Details, Inc.
        (Previously filed with the Commission on March 30, 2001 as Exhibit 10.38 to DDi Corp.'s, DDi
        Capital's and Dynamic Details' combined Annual Report on Form 10-K.)

10.25   Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated
        March 13, 1989 and Colorado Springs Circuits, Inc., regarding 6031-6035 Galley Road, Colorado
        Springs, Colorado (Previously filed with the Commission on January 20, 1998 as Exhibit 10.16 to
        Amendment No. 1 to DDi Capital's Registration Statement on Form S-4, Registration No. 333-41187.)

10.26   Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated
        March 13, 1989 and Colorado Springs Circuits, Inc., regarding 2115 Victor Place, Colorado Springs,
        Colorado (Previously filed with the Commission on January 20, 1998 as Exhibit 10.17 to Amendment
        No. 1 to DDi Capital's Registration Statement on Form S-4, Registration No. 333-41187.)

10.27   Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated
        March 13, 1989 and Colorado Springs Circuits, Inc., regarding 980 Technology Court, Colorado
        Springs, Colorado. (Previously filed with the Commission on January 20, 1998 as Exhibit 10.18 to
        Amendment No. 1 to DDi Capital's Registration Statement on Form S-4, Registration No. 333-41187.)

10.28   Lease Agreement dated July 22, 1991 between Geomax and Dynamic Circuits, Inc. (Previously filed with the Commission on March 31, 1999 as Exhibit 10.30 to DDi Capital's and Dynamic Details'
        combined Annual Report on Form 10-K.)

10.29   Lease dated March 20, 1997 by and between Mercury Partners 30, Inc. and Dynamic Circuits, Inc.
        (Previously filed with the Commission on March 31, 1999 as Exhibit 10.31 to DDi Capital's and
        Dynamic Details' combined Annual Report on Form 10-K.)

10.30   Amendment to Lease Agreement, dated as of November 9, 2001 by and between D & D Tarob
        Properties, LLC and Dynamic Details Incorporated Silicon Valley.
10.31   Lease dated November 12, 1997 by and between Miller and Associates and Dynamic Circuits Inc.
        (Previously filed with the Commission on March 30, 2001 as Exhibit 10.27 to DDi Corp.'s, DDi
        Capital's and Dynamic Details' combined Annual Report on Form 10-K.)

10.32   Lease dated August 18 ,1998, by and between Mrs. Alberta M. Talley, Trustee and Dynamic Circuits,
        Inc. (Previously filed with the Commission on March 31, 1999 as Exhibit 10.33 to DDi Capital's and
        Dynamic Details' combined Annual Report on Form 10-K.)

10.33   Lease Agreement dated April 14, 1998 by and between Continental Electric Contractors and Cuplex,
        Inc. (Previously filed with the Commission on March 31, 1999 as Exhibit 10.34 to DDi Capital's and
        Dynamic Details' combined Annual Report on Form 10-K.)

10.34   Lease Agreement dated as of May 13, 1996, as amended by a First Lease Amendment dated August 7,
        1996, between 410 Forest Street Realty Trust and Cuplex, Inc. (Previously filed with the Commission on
        March 31, 1999 as Exhibit 10.35 to DDi Capital's and Dynamic Details' combined Annual Report on
        Form 10-K.)

10.35   Lease Agreement dated as of November 2, 1995, between Trammell Crow International Partners and
        Cuplex, Inc. (Previously filed with the Commission on March 30, 2001 as Exhibit 10.31 to DDi Corp.'s,
        DDi Capital's and Dynamic Details' combined Annual Report on Form 10-K.)

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

21.1    Subsidiaries of DDi Corp.

23.1    Consent of PricewaterhouseCoopers LLP.

24.1    Power of Attorney.

 (b)  Reports on Form 8-K

   No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this report.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 25th day of March, 2002.

                                          DDi CORP.

                                                   /s/  JOSEPH P. GISCH
                                          By: _______________________________
                                                      Joseph P. Gisch
                                                  Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of DDi Corp. and in the capacities and on the dates indicated.

          Signature                       Title                   Date
          ---------                       -----                   ----
              *               President, Chief Executive
-----------------------------  Officer and Director
      Bruce D. McMaster        (Principal Executive Officer)
    /s/  JOSEPH P. GISCH      Chief Financial Officer,       March 25, 2002
-----------------------------  Secretary and Treasurer
       Joseph P. Gisch         (Principal Financial Officer)
              *               Controller (Principal
-----------------------------  Accounting Officer)
         John Stumpf

              *               Director
-----------------------------
        Prescott Ashe
              *               Director
-----------------------------
         Mark Benham
              *               Director
-----------------------------
        Edward Conard
              *               Director
-----------------------------
        David Dominik
              *               Director
-----------------------------
      Robert Guezuraga
              *               Director
-----------------------------
        Murray Kenney
              *               Director
-----------------------------
      Stephen Pagliuca
              *               Director
-----------------------------
        Stephen Zide

*By:   /s/  JOSEPH P. GISCH
     -------------------------
          Joseph P. Gisch
        as Attorney-in-fact
          March 25, 2002

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 25th day of March, 2002.

                                          DDi CAPITAL CORP.

                                                   /s/  JOSEPH P. GISCH
                                          By: _______________________________
                                                      Joseph P. Gisch
                                              Vice President, Chief Financial
                                                   Officer and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of DDi Capital Corp. and in the capacities and on the dates indicated.


          Signature                       Title                  Date
          ---------                       -----                  ----

              *               President, Chief Executive
-----------------------------   Officer and Director
      Bruce D. McMaster         (Principal Executive
                                Officer)

    /s/  JOSEPH P. GISCH      Chief Financial Officer,      March 25, 2002
-----------------------------   Secretary and Treasurer
       Joseph P. Gisch          (Principal Financial and
                                Accounting Officer)

              *               Director
-----------------------------
        Prescott Ashe

              *               Director
-----------------------------
        David Dominik

*By:   /s/  JOSEPH P. GISCH
     -------------------------
          Joseph P. Gisch
        as Attorney-in-fact
          March 25, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
DDi Corp. and DDi Capital Corp.:

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 42 present fairly, in all material respects, the financial position of DDi Corp. and subsidiaries and DDi Capital Corp. and its subsidiary (collectively, the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 14(a)(2) on page 42 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

   As disclosed in Notes 2 and 8 to the consolidated financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities."

/s/  PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Orange County, California
January 29, 2002

                        DDi CORP. AND DDi CAPITAL CORP.

                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                                          December 31,
                                                                          -------------------------------------------
                                                                             2000       2000       2001        2001
                                                                          ----------- --------- ----------- ----------
                                                                          DDi Capital DDi Corp. DDi Capital DDi  Corp.
                                                                          ----------- --------- ----------- ----------
                                ASSETS
Current assets:
   Cash and cash equivalents.............................................  $ 39,629   $ 66,874   $ 17,569    $ 23,629
   Marketable securities--available for sale.............................        --         --     21,886      21,886
   Accounts receivable, net..............................................    87,860     99,828     30,385      42,548
   Inventories...........................................................    24,824     30,290     15,196      24,030
   Prepaid expenses and other............................................     2,349      3,145      1,766       3,178
   Income tax receivable.................................................        --         --      5,291       5,290
   Deferred tax asset....................................................    14,584     14,584     12,241      12,241
                                                                           --------   --------   --------    --------
      Total current assets...............................................   169,246    214,721    104,334     132,802
Property, plant and equipment, net.......................................    80,928     92,726     79,134     106,869
Debt issuance costs, net.................................................     9,217      9,217      6,280       9,778
Goodwill and other intangibles, net......................................   199,389    263,456    144,577     218,984
Other....................................................................     1,048      1,247      1,824       2,384
                                                                           --------   --------   --------    --------
                                                                           $459,828   $581,367   $336,149    $470,817
                                                                           ========   ========   ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and capital lease
     obligations.........................................................  $ 13,656   $ 16,935   $ 17,184    $ 17,845
   Current portion of deferred interest rate swap income.................     1,017      1,017         95          96
   Current maturities of other notes payable.............................       895        895        441         441
   Revolving credit facilities...........................................        --         --         --       2,975
   Accounts payable......................................................    26,612     37,099     14,470      26,767
   Accrued expenses......................................................    37,647     42,540     17,698      27,582
   Income tax payable....................................................     6,099      8,215        188       2,369
                                                                           --------   --------   --------    --------
      Total current liabilities..........................................    85,926    106,701     50,076      78,075
Long-term debt and capital lease obligations.............................   291,797    316,308    138,982     260,977
Other notes payable......................................................       594        594         20          20
Deferred tax liability...................................................    17,971     20,493        784       1,628
Other....................................................................       874        874      7,645       7,645
                                                                           --------   --------   --------    --------
      Total liabilities..................................................   397,162    444,970    197,507     348,345
                                                                           --------   --------   --------    --------
Commitments and contingencies (Note 13)

Stockholders' equity:
    Common stock for DDi Corp. - $0.01 par value,
     75,000,000 shares authorized, 44,328,371 and 47,950,886
     shares issued and outstanding at December 31, 2000 and 2001, respectively, and for DDi Capital - $0.01 par value, 1,000 shares
     issued and outstanding at December 31, 2000 and 2001................         1        443          1         480
   Additional paid-in capital............................................   386,297    468,256    546,710     541,215
   Accumulated other comprehensive income (loss).........................        --     (3,048)       565      (4,311)
   Stockholder receivables...............................................        --       (104)        --        (712)
   Accumulated deficit...................................................  (323,632)  (329,150)  (408,634)   (414,200)
                                                                           --------   --------   --------    --------
      Total stockholders' equity.........................................    62,666    136,397    138,642     122,472
                                                                           --------   --------   --------    --------
                                                                           $459,828   $581,367   $336,149    $470,817
                                                                           ========   ========   ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               DDi CAPITAL CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)

                                                                               Year Ended December 31,
                                                                            ----------------------------
                                                                              1999      2000      2001
                                                                            --------  --------  --------
Net sales.................................................................. $292,493  $448,357  $284,700
Cost of goods sold.........................................................  201,368   274,659   209,235
Restructuring-related inventory impairment.................................    1,900        --     3,747
                                                                            --------  --------  --------
   Gross profit............................................................   89,225   173,698    71,718
Operating expenses:
   Sales and marketing.....................................................   23,609    38,713    25,447
   General and administration..............................................   16,135    30,426    14,378
   Amortization of intangibles.............................................   22,262    19,474    17,681
   Restructuring and other related charges.................................    5,100        --    75,713
                                                                            --------  --------  --------
   Operating income (loss).................................................   22,119    85,085   (61,501)
Interest rate swap valuation...............................................       --        --     9,981
Interest expense (net) and other expense (net).............................   41,450    36,271    14,797
                                                                            --------  --------  --------
   Income (loss) before income taxes and extraordinary loss................  (19,331)   48,814   (86,279)
Income tax benefit (expense)...............................................    5,215   (23,433)   13,226
                                                                            --------  --------  --------
Income (loss) before extraordinary loss....................................  (14,116)   25,381   (73,053)
Extraordinary loss--early extinguishment of debt, net of income tax benefit
  of $1,437 and $7,640 in 2000 and 2001, respectively......................       --    (2,189)  (11,949)
                                                                            --------  --------  --------
Net income (loss).......................................................... $(14,116) $ 23,192  $(85,002)
                                                                            ========  ========  ========




  The accompanying notes are an integral part of these consolidated financial statements.

                                   DDi CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share and per share amounts)

                                                                               Year Ended December 31,
                                                                            ----------------------------
                                                                              1999      2000      2001
                                                                            --------  --------  --------
Net sales.................................................................. $292,493  $497,665  $361,638
Cost of goods sold.........................................................  202,387   306,193   263,563
Restructuring-related inventory impairment.................................    1,900        --     3,747
                                                                            --------  --------  --------
   Gross profit............................................................   88,206   191,472    94,328
Operating expenses:
   Sales and marketing.....................................................   23,613    39,723    27,627
   General and administration..............................................   15,362    36,147    21,030
   Amortization of intangibles.............................................   22,262    22,806    22,568
   Restructuring and other related charges.................................    5,100        --    76,089
                                                                            --------  --------  --------
   Operating income (loss).................................................   21,869    92,796   (52,986)
Interest rate swap valuation...............................................       --        --     9,981
Interest expense (net) and other expense (net).............................   46,717    41,225    22,115
                                                                            --------  --------  --------
   Income (loss) before income taxes and extraordinary loss................  (24,848)   51,571   (85,082)
Income tax benefit (expense)...............................................    7,415   (25,000)   11,981
                                                                            --------  --------  --------
Income (loss) before extraordinary loss....................................  (17,433)   26,571   (73,101)
Extraordinary loss--early extinguishment of debt, net of income tax benefit
  of $4,207 and $7,640 in 2000 and 2001, respectively......................       --    (6,367)  (11,949)
                                                                            --------  --------  --------
Net income (loss)..........................................................  (17,433)   20,204   (85,050)
Priority distribution due shares of Class L common stock...................  (14,112)   (4,356)       --
                                                                            --------  --------  --------
Net income (loss) allocable to common stock................................ $(31,545) $ 15,848  $(85,050)
                                                                            ========  ========  ========

Income (loss) per share--basic:
  Before extraordinary item................................................ $  (3.21) $   0.70  $  (1.54)
  Extraordinary item....................................................... $     --  $  (0.20) $  (0.25)
  Net income (loss)........................................................ $  (3.21) $   0.50  $  (1.79)

Income (loss) per share--diluted:
  Before extraordinary item................................................ $  (3.21) $   0.66  $  (1.54)
  Extraordinary item....................................................... $     --  $  (0.19) $  (0.25)
  Net income (loss)........................................................ $  (3.21) $   0.47  $  (1.79)


  The accompanying notes are an integral part of these consolidated financial statements.

                               DDi CAPITAL CORP.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (In thousands)

                                                                     Year Ended December 31,
                                                                   --------------------------
                                                                     1999     2000     2001
                                                                   --------  ------- --------
Net income (loss)................................................. $(14,116) $23,192 $(85,002)
Other comprehensive income (loss):
   Foreign currency translation adjustments.......................       --       --    (433 )
   Cumulative effect of adoption of SFAS No. 133..................       --       --     (627)
   Unrealized gain on inerest rate swap agreements, net of income
     tax effect...................................................       --       --    1,575
   Unrealized holding gain on marketable securities--available
     for sale.....................................................       --       --       50
                                                                   --------  ------- --------
Comprehensive income (loss)....................................... $(14,116) $23,192 $(84,437)
                                                                   ========  ======= ========





  The accompanying notes are an integral part of these consolidated financial statements.

                                   DDi CORP.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (In thousands)

                                                                    Year Ended December 31,
                                                                  ---------------------------
                                                                    1999     2000      2001
                                                                  --------  -------  --------
Net income (loss)................................................ $(17,433) $20,204  $(85,050)
Other comprehensive income (loss):
   Foreign currency translation adjustments......................       --   (3,048)   (5,021)
   Cumulative effect of adoption of SFAS No. 133.................       --       --    (1,150)
   Unrealized gain on interest rate swap agreements, net of
     income
     tax effect..................................................       --       --     1,810
   Unrealized holding gain on marketable securities--available
     for sale....................................................       --       --        50
                                                                  --------  -------  --------
Comprehensive income (loss)...................................... $(17,433) $17,156  $(89,361)
                                                                  ========  =======  ========





  The accompanying notes are an integral part of these consolidated financial statements.

                               DDi CAPITAL CORP.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     (In thousands, except share amounts)

                                                                      Accumulated
                                            Common Stock  Additional     Other
                                            -------------  Paid-In   Comprehensive Accumulated
                                            Shares Amount  Capital      Income       Deficit     Total
                                            ------ ------ ---------- ------------- ----------- ---------
Balance, December 31, 1998................. 1,000   $ 1    $194,737     $   --      $(332,708) $(137,970)
   Capital contribution from parent, net...    --    --       5,092         --             --      5,092
   Net loss................................    --    --          --         --        (14,116)   (14,116)
                                            -----   ---    --------     ------      ---------  ---------
Balance, December 31, 1999................. 1,000     1     199,829         --       (346,824)  (146,994)
   Capital contribution from parent, net...    --    --     186,468         --             --    186,468
   Net income..............................    --    --          --         --         23,192     23,192
                                            -----   ---    --------     ------      ---------  ---------
Balance, December 31, 2000................. 1,000     1     386,297         --       (323,632)    62,666
   Capital contribution from parent, net...    --    --     160,413         --             --    160,413
   Foreign currency translation
     adjustment............................    --    --          --       (433)            --       (433)
   Cumulative adjustment to reflect
     adoption of SFAS No. 133..............    --    --          --       (627)            --       (627)
   Unrealized gain on interest rate
     swap agreements, net of income
     tax effect............................    --    --          --      1,575             --      1,575
   Unrealized holding gain on
     marketable securities.................    --    --          --         50             --         50
   Net loss................................    --    --          --         --        (85,002)   (85,002)
                                            -----   ---    --------     ------      ---------  ---------
Balance, December 31, 2001................. 1,000   $ 1    $546,710     $  565      $(408,634) $ 138,642
                                            =====   ===    ========     ======      =========  =========


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

                                   DDi CORP.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              (In thousands, except share and per share amounts)


                                                                                                         Accumulated
                                                     Common Stock    Additional                             Other
                                                   -----------------  Paid-In   Stockholder Accumulated Comprehensive
                                                     Shares   Amount  Capital   Receivables   Deficit       Loss        Total
                                                   ---------- ------ ---------- ----------- ----------- ------------- ---------

Balance, December 31, 1998........................ 24,182,636  $242   $162,552     $(648)    $(331,921)    $    --    $(169,775)
  Issuance of common stock upon exercise of
   stock options..................................    110,774     1         44        --            --          --           45
  Issuance of common stock........................      9,421    --         66        --            --          --           66
  Accrued interest on stockholder receivables.....         --    --         --       (34)           --          --          (34)
  Repayment of stockholder receivables............         --    --         --        16            --          --           16
  Net loss........................................         --    --         --        --       (17,433)         --      (17,433)
                                                   ----------  ----   --------     -----     ---------     -------    ---------

Balance, December 31, 1999........................ 24,302,831   243    162,662      (666)     (349,354)         --     (187,115)
  Issuance of common stock upon exercise of
   stock options..................................    665,376     7      1,261        --            --          --        1,268
  Issuance of common stock in initial public
   offering, net of offering costs of $14,977..... 12,000,000   120    152,903        --            --          --      153,023
  Issuance of common stock in MCM acquisition.....  2,230,619    22     29,040        --            --          --       29,062
  Issuance of common stock in follow-on
   offering, net of offering costs of $7,557......  4,608,121    46    120,848        --            --          --      120,894
  Issuance of common stock upon exercise of
   warrants.......................................    451,782     5        102        --            --          --          107
  Issuance of common stock through Employee
   Stock Purchase Plan............................     69,642    --      1,269        --            --          --        1,269
  Income tax benefit of disqualified dispositions
   of stock options...............................         --    --        171        --            --          --          171
  Foreign currency translation adjustment.........         --    --         --        --            --      (3,048)      (3,048)
  Accrued interest on stockholder receivables.....         --    --         --       (33)           --          --          (33)
  Repayment, net, of stockholder receivables......         --    --         --       595            --          --          595
  Net income......................................         --    --         --        --        20,204          --       20,204
                                                   ----------  ----   --------     -----     ---------     -------    ---------

Balance, December 31, 2000........................ 44,328,371   443    468,256      (104)     (329,150)     (3,048)     136,397
  Issuance of common stock upon exercise of
   stock options..................................    531,743     6      3,132        --            --          --        3,138
  Issuance of common stock in follow-on
   offering, net of offering costs of $4,369......  3,000,000    30     66,101        --            --          --       66,131
  Issuance of common stock through Employee
   Stock Purchase Plan............................     90,772     1      1,131        --            --          --        1,132
  Foreign currency translation adjustment.........         --    --         --        --            --      (1,973)      (1,973)
  Accrued interest on stockholder receivables.....         --    --         --        (8)           --          --           (8)
  Increase in stockholders receivable.............         --    --         --      (600)           --          --         (600)
  Cumulative adjustment to reflect adoption of
   SFAS No. 133...................................         --    --         --        --            --      (1,150)      (1,150)
  Unrealized gain on interest rate swap
   agreements, net of income tax effect...........         --    --         --        --            --       1,810        1,810
  Unrealized holding gain on marketable
   securities.....................................         --    --         --        --            --          50           50
  Income tax benefit of disqualified dispositions
   of stock options...............................         --    --      2,391        --            --          --        2,391
  Compensation charge for stock option
   modification...................................         --    --        204        --            --          --          204
  Net loss........................................         --    --         --        --       (85,050)         --      (85,050)
                                                   ----------  ----   --------     -----     ---------     -------    ---------
Balance, December 31, 2001........................ 47,950,886  $480   $541,215     $(712)    $(414,200)    $(4,311)   $ 122,472
                                                   ==========  ====   ========     =====     =========     =======    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               DDi CAPITAL CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                  Year Ended December 31,
                                                                                              -------------------------------
                                                                                                1999      2000        2001
                                                                                              --------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)......................................................................... $(14,116) $  23,192   $ (85,002)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Restructuring and other related charges.................................................    7,000         --      77,018
     Depreciation............................................................................   14,413     16,690      17,088
     Amortization of debt issuance costs and discount........................................   10,931     11,073       5,186
     Amortization of goodwill and intangible assets..........................................   22,262     19,474      17,681
     Amortization of deferred interest rate swap income......................................     (724)    (1,020)     (1,351)
     Write-off of debt issuance costs........................................................       --      3,524       4,788
     Write-off of deferred swap income.......................................................       --     (1,190)         --
     Deferred income taxes...................................................................   (6,462)   (10,829)    (17,370)
      Interest rate swap valuation...........................................................       --         --       9,981
      Gain on sale of fixed assets...........................................................       --         --         (32)
   Change in operating assets and liabilities, net of acquisitions:
     (Increase) decrease in accounts receivable..............................................   (7,703)   (36,368)     59,325
     (Increase) decrease in inventories......................................................   (9,813)      (564)      7,815
     (Increase) decrease in prepaid expenses and other.......................................   (1,497)      (883)        262
     Increase (decrease) in current income taxes.............................................    4,687     15,361      (6,913)
     Increase (decrease) in accounts payable.................................................    3,227      6,630     (15,320)
     Increase (decrease) in accrued expenses and other accrued liabilities...................    2,607     15,961     (25,519)
                                                                                              --------  ---------  ----------
        Net cash provided by operating activities............................................   24,812     61,051      47,637
                                                                                              --------  ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements.........................................  (18,225)   (24,016)    (24,670)
   Proceeds from sale of fixed assets........................................................       --         --         142
   Purchase of marketable securities--available for sale.....................................       --         --     (51,758)
   Proceeds from sale of marketable securities--available for sale...........................       --         --      29,922
   Merger and acquisition-related expenditures...............................................     (323)        --        (535)
   Acquisition of Automata...................................................................       --    (19,676)         --
   Acquisition of Golden, net of cash acquired of $722.......................................       --    (12,473)         --
   Acquisition of Olympic....................................................................       --         --     (12,757)
   Acquisition of Nelco......................................................................       --         --      (2,963)
   Acquisition of Altatron, net of cash acquired of $81......................................       --         --      (4,786)
                                                                                              --------  ---------  ----------
        Net cash used in investing activities................................................  (18,548)   (56,165)    (67,405)
                                                                                              --------  ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt................................................................   (3,263)  (140,588)   (150,875)
   Net repayments on revolving credit facility...............................................   (7,000)        --        (186)
   Payments of debt issuance and capital costs...............................................       --       (742)     (3,915)
   Payments of other notes payable...........................................................   (2,569)    (2,473)     (1,028)
   Principal payments on capital lease obligations...........................................   (1,016)    (1,553)     (1,810)
   Capital contribution from parent, net.....................................................      261    182,759     157,623
   Payments of escrow payable to redeemed stockholders.......................................       --     (1,267)     (1,602)
   Proceeds from (payments for) interest rate swaps..........................................    6,062     (2,037)         --
   Payments from stockholder receivables.....................................................       --         --        (487)
                                                                                              --------  ---------  ----------
        Net cash provided by (used in) financing activities..................................   (7,525)    34,099      (2,280)
                                                                                              --------  ---------  ----------
   Effect of exchange rate changes on cash...................................................       --         --         (12)
                                                                                              --------  ---------  ----------
Net increase (decrease) in cash and cash equivalents.........................................   (1,261)    38,985     (22,060)
Cash and cash equivalents, beginning of year.................................................    1,905        644      39,629
                                                                                              --------  ---------  ----------
Cash and cash equivalents, end of year....................................................... $    644  $  39,629   $  17,569
                                                                                              ========  =========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   DDi CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                      Year Ended December 31,
                                                                                  ------------------------------
                                                                                    1999      2000       2001
                                                                                  --------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)............................................................... $(17,433) $  20,204  $ (85,050)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Restructuring and other related charges.......................................    7,000         --     77,328
   Depreciation..................................................................   14,413     18,730     21,156
   Amortization of debt issuance costs and discount..............................   16,226     14,298      5,668
   Amortization of goodwill and intangible assets................................   22,262     22,806     22,568
   Amortization of deferred interest rate swap income............................     (724)    (1,020)    (1,351)
   Write-off of debt issuance costs..............................................       --      4,165      4,788
   Write-off of deferred swap income.............................................       --     (1,190)        --
   Deferred income taxes.........................................................   (8,892)   (12,673)   (18,298)
   Interest income on stockholder receivables....................................      (34)       (33)        (8)
   Interest rate swap valuation..................................................       --         --      9,981
   Gain on sale of fixed assets..................................................       --         --        (26)
 Change in operating assets and liabilities, net of acquisitions:
   (Increase) decrease in accounts receivable....................................   (7,703)   (34,953)    61,954
   (Increase) decrease in inventories............................................   (9,813)    (1,212)     5,972
   Increase in prepaid expenses and other........................................   (1,066)      (936)      (668)
   Increase (decrease) in current income taxes...................................    4,687     12,171     (7,582)
   Increase (decrease) in accounts payable.......................................    3,227      8,021    (16,754)
   Increase (decrease) in accrued expenses and other accrued liabilities.........    2,662     16,453    (23,854)
                                                                                  --------  ---------  ---------
    Net cash provided by operating activities....................................   24,812     64,831     55,824
                                                                                  --------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment and leasehold improvements...............................  (18,225)   (27,214)   (35,158)
 Proceeds from sale of fixed assets..............................................       --         --        142
 Purchase of marketable securities--available for sale...........................       --         --    (51,758)
 Proceeds from sale of marketable securities--available for sale.................       --         --     29,922
 Merger and acquisition-related expenditures.....................................     (323)        --       (535)
 Acquisition of MCM, net of cash acquired of $7,794..............................       --     (2,599)       (89)
 Acquisition of Automata.........................................................       --    (19,676)        --
 Acquisition of Golden, net of cash acquired of $722.............................       --    (12,473)        --
 Acquisition of Olympic..........................................................       --         --    (12,757)
 Acquisition of Nelco............................................................       --         --     (2,963)
 Acquisition of Altatron, net of cash acquired of $81............................       --         --     (4,786)
 Acquisition of Thomas Walter....................................................       --         --    (24,787)
                                                                                  --------  ---------  ---------
    Net cash used in investing activities........................................  (18,548)   (61,962)  (102,769)
                                                                                  --------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt........................................       --         --    100,000
 Payments on long-term debt......................................................   (3,263)  (207,536)  (155,547)
 Net borrowings (repayments) on revolving credit facilities......................   (7,000)        --      2,750
 Payments of debt issuance and capital costs.....................................       --       (742)    (7,896)
 Payments of other notes payable.................................................   (2,569)    (2,473)    (1,028)
 Principal payments on capital lease obligations.................................   (1,016)    (1,902)    (2,789)
 Payments of escrow payable to redeemed stockholders.............................       --     (1,267)    (1,602)
 Repayment/(borrowing) of stockholder receivables................................       16        595       (600)
 Proceeds from (payments for) interest rate swaps................................    6,062     (2,037)        --
 Net proceeds from issuance of common stock through initial public offering......       --    156,660         --
 Costs incurred in connection with the issuance of common stock through initial
   public offering...............................................................       --     (3,638)        --
 Net proceeds from issuance of common stock through follow-on public offerings...       --    122,000     66,975
 Costs incurred in connection with the issuance of common stock through follow-on
   public offerings..............................................................       --     (1,106)      (844)
 Issuance of common stock through Employee Stock Purchase Plan...................       --      1,270      1,132
 Proceeds from exercise of stock options.........................................       45      1,375      3,138
                                                                                  --------  ---------  ---------
    Net cash provided by (used in) financing activities..........................   (7,725)    61,199      3,689
                                                                                  --------  ---------  ---------
 Effect of exchange rate changes on cash.........................................       --      2,158         11
                                                                                  --------  ---------  ---------
    Net increase (decrease) in cash and cash equivalents.........................   (1,461)    66,226    (43,245)
Cash and cash equivalents, beginning of year.....................................    2,109        648     66,874
                                                                                  --------  ---------  ---------
Cash and cash equivalents, end of year........................................... $    648  $  66,874  $  23,629
                                                                                  ========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        DDi CORP. AND DDi CAPITAL CORP.

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

   As more fully described in Note 14, the consolidated financial statements of DDi Corp. include the results of MCM commencing on April 14, 2000, the date of acquisition of MCM, Automata International, Inc. ("Automata") commencing on August 4, 2000, the date of the acquisition of Automata's assets, Golden Manufacturing, Inc. ("Golden") commencing on September 15, 2000, the date of the acquisition of Golden's assets, Thomas Walter Limited ("Thomas Walter") commencing on March 5, 2001, the date of acquisition of Thomas Walter, Nelco Technology, Inc. ("Nelco") commencing on April 27, 2001, the date of acquisition of Nelco's assets, Olympic Circuits Canada ("Olympic") commencing on May 9, 2001, the date of acquisition of Olympic and Altatron Technology Inc. ("Altatron") commencing on June 4, 2001, the date of acquisition of Altatron's assets. All intercompany transactions have been eliminated in consolidation.

   Recapitalization--In October 1997, the Company completed a recapitalization transaction with a group of investors. The historical bases of the Company's assets and liabilities were not affected.

   In connection with the recapitalization, DDi Corp. incorporated Dynamic Details, Incorporated ("Dynamic Details") as a wholly-owned subsidiary and contributed substantially all of its assets, subject to certain liabilities, to Dynamic Details. In November 1997, DDi Corp. organized DDi Capital Corp. ("DDi Capital") as a wholly-owned subsidiary, and in February 1998, contributed substantially all its assets (including all of the shares of common stock of Dynamic Details), subject to certain liabilities, including discount notes (as described in Note 6, the "Capital Senior Discount Notes"), to DDi Capital. In July 1998, DDi Corp. organized Intermediate as a wholly-owned subsidiary and contributed all of the shares of common stock of DDi Capital to Intermediate. In April 2000, DDi Corp. acquired MCM, (see Note 14) and has subsequently combined MCM with its other European operations to form DDi Europe Limited ("DDi Europe"). DDi Europe, Dynamic Details and Dynamic Details Design LLC, a wholly-owned subsidiary of Intermediate formed in 1998, represent the operating divisions of DDi Corp.

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

   Liquidity--Based on the Company's current level of operations, management believes that cash, cash equivalents, marketable securities, cash generated from operations and amounts available under its Senior Credit Facility (as defined in Note 6) will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future.

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)



Nature of Business

   The Company provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other providers of electronics manufacturing services. The Company serves over 2,000 customers in the communications, networking, computer, medical, automotive industrial and aerospace industries.

2.  SIGNIFICANT ACCOUNTING POLICIES

   The preparation of the Company's consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   Cash and cash equivalents--Management defines cash and cash equivalents as highly liquid deposits with maturities of 90 days or less when purchased. The Company maintains cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe that as a result of this concentration it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

   Marketable securities--The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities, consisting of government and agency bonds and corporate bonds, are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of accumulated other comprehensive income (loss). Realized gains or losses on securities sold are based on the specific identification method.

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

   Debt issuance costs and debt discounts--The Company defers certain debt issuance costs relating to the establishment of its various debt facilities and the issuance of its debt instruments (see Note 6). These costs are capitalized and amortized over the expected term of the related indebtedness using the effective interest method.

   The Company issued the Capital Senior Discount Notes (as defined in Note 6) at a discount. Discounts are reflected in the accompanying balance sheets as a reduction of face value and are amortized over the expected term of the related indebtedness using the effective interest method. Amortization included as interest expense

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)


for DDi Capital amounted to approximately $8.9 million, $9.2 million and $3.1 million for the years ended December 31, 1999, 2000 and 2001, respectively. Amortization included as interest expense for DDi Corp. amounted to approximately $14.1 million, $12.4 million and $3.1 million for the years ended December 31, 1999, 2000 and 2001, respectively.

   Business combinations--The Company has accounted for all business combinations through December 31, 2001 as purchases in accordance with Accounting Principles Board Opinion No. 16, and accordingly, the results of operations since the date of acquisition are included in the consolidated financial statements.

   Goodwill and identifiable intangibles--The Company amortizes the goodwill recorded as a result of its business combinations on a straight-line basis ranging from 20 years to 25 years, from the date of each transaction. Management believes that the estimated useful lives established at the dates of each transaction were reasonable based on the economic factors applicable to each of the businesses. Identifiable intangibles represent assets acquired through business combinations, and are stated at their fair values based upon purchase price allocations as of the transaction date. At December 31, 2000 and 2001, these assets are primarily comprised of developed technologies, customer relationships/tradenames, and assembled workforce. The developed technology assets are being charged to income over their estimated useful lives ranging from 5 to 10 years, using straight-line and accelerated methods of amortization, reflective of the relative contribution of each developed technology in periods following the acquisition date. The customer relationships/tradenames assets are being amortized on a straight-line basis over their estimated useful lives of 18 years. The assembled workforce assets are being amortized on a straight-line basis over their estimated useful lives ranging from 4 to 5 years. As of December 31, 2000 and 2001, the accumulated amortization related to goodwill and identifiable intangibles for DDi Capital was approximately $52.6 million and $59.6 million, respectively. As of December 31, 2000 and 2001, the accumulated amortization related to goodwill and identifiable intangibles for DDi Corp. was approximately $55.9 million and $67.7 million, respectively.

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

   Comprehensive Income--SFAS No. 130 "Reporting Comprehensive Income" establishes requirements for reporting and disclosure of comprehensive income
(loss) and its components. Comprehensive income (loss) includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders' equity. Comprehensive income (loss) for DDi Capital and DDi Corp. consists of net income (loss) plus the effect of foreign currency translation adjustments, unrealized holding gains on marketable securities classified as available-for-sale and unrealized net gains (losses) on interest rate swaps and related unrealized net tax impact.

   The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001 (see Note 8). In accordance with the transition provisions of SFAS No. 133, DDi Capital and DDi Corp. recorded a cumulative-effect-type adjustment to accumulated other comprehensive income
(loss) for the initial difference between the book value and fair value of interest rate swap agreements as of January 1, 2001.

   Concentration of credit risk--Financial instruments which potentially expose the Company to concentration of credit risk consist principally of trade accounts receivable. To minimize this risk, the Company performs

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)


ongoing credit evaluations of customers' financial condition and maintains contacts with its customers which allows the Company to monitor current changes in business operations so it can respond as needed; the Company, however, generally does not require collateral. In 2001, no individual customer accounted for 10% or more of the Company's net sales and no individual customer accounted for 10% or more of the Company's total receivables. In 2000, one individual customer accounted for 11% of DDi Corp.'s net sales. As of December 31, 2000, one individual customer accounted for 17% of the Company's total receivables.

   Environmental matters--The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated. To date, such costs have not been material (see Note 13).

   Income taxes--The Company records on its balance sheet deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in different periods for financial statement purposes versus tax return purposes. Management provides a valuation allowance for net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered through future operations (see Note 12). DDi Capital is included as part of the consolidated tax return filed by DDi Corp. For financial statement purposes, DDi Capital has provided for income taxes as if it were filing separately throughout each year.

   Long-lived assets--The Company follows SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets, including goodwill, be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the assets with the estimated undiscounted cash flows associated with them. If an impairment exists, the Company measures the impairment utilizing discounted cash flows.

   During the year ended December 31, 2001, pursuant to an evaluation under SFAS No. 121, the Company determined that the intangibles associated with the two facilities to be closed in connection with the Company's 2001 restructuring plan (see Note 15) have a fair value of zero. The Company estimated the amount of the impairment by comparing the discounted cash flows expected to be generated from the assets of the closed facilities to their carrying value. As a result, the Company recorded an adjustment to the carrying value of these intangible assets of $51.4 million to restructuring and related charges in the fourth quarter of 2001.

   Foreign currency translation--The Company has designated local currency as the functional currency for its foreign subsidiaries. Accordingly, the assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resulting translation gains and losses are included as a component of stockholders' equity on the consolidated balance sheet. The impact of these translation gains and losses on comprehensive income loss are included on the consolidated statement of comprehensive income (loss).

   Derivative financial instruments--The Company has only limited involvement with derivative financial instruments. From October 1998 through December 31, 2001 the Company utilized interest rate exchange agreements ("Swap Agreements") (see Note 8) to reduce the risk of fluctuations in interest rates applicable to its Senior Term Facility (see Note 6).

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)



   On January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." In accordance with the transition provisions of SFAS No. 133, DDi Capital and DDi Corp. recorded a cumulative-effect-type adjustment to accumulated other comprehensive income
(loss) of approximately $0.6 million and $1.2 million, respectively, for the initial difference between the book value and fair value of interest rate swap agreements as of January 1, 2001. The fair value of interest rate swaps at December 31, 2001 is included in accrued expenses and other long-term liabilities in the consolidated balance sheets.

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

   There were 396,330 Class L common shares issued and outstanding at December 31, 1999. The stated values for Class L common was $147,216 at December 31, 1999. The Class L common liquidation preference was $179,996 at December 31, 1999.

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)



   The following is a reconciliation of the numerator and denominator used in the primary and diluted income (loss) per share calculation:

                                                                        Year Ended December 31,
                                                                 ------------------------------------
                                                                    1999        2000         2001
                                                                 ----------  -----------  -----------
Numerator:
Income (loss) before extraordinary item......................... $  (17,433) $    26,571  $   (73,101)
Priority distribution due shares of Class L common stock........    (14,112)      (4,356)          --
                                                                 ----------  -----------  -----------
Income (loss) allocable to common stock.........................    (31,545)      22,215      (73,101)
Extraordinary item..............................................         --       (6,367)     (11,949)
                                                                 ----------  -----------  -----------
Net income (loss) allocable to common stock..................... $  (31,545) $    15,848  $   (85,050)
                                                                 ==========  ===========  ===========
Denominator:
Weighted average shares of common stock outstanding (basic).....  9,831,042   31,781,536   47,381,516
Dilutive potential common shares:
Stock options and warrants......................................         --    1,738,911           --
                                                                 ----------  -----------  -----------
Shares used in computing diluted income (loss) per share........  9,831,042   33,520,447   47,381,516
                                                                 ==========  ===========  ===========

   As a result of the loss before extraordinary item, after deducting priority distributions of Class L common stock, incurred during the years ended December 31, 1999 and 2001 all potential common shares were anti-dilutive and excluded from the diluted net loss per share calculation for those periods.

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

   The Company's chief operating decision maker is the Chief Executive Officer. Based on the evaluation of the Company's financial information, management believes that the Company operates in one reportable segment which designs, develops, manufactures, assembles and tests complex printed circuit boards, back panels and related electronic products. The Company operates in two geographical areas, domestic (U.S.A.) and international. Revenues are attributed to the country to which the product is sold. Revenues by product and service are not reported as it is impracticable to do so. During the years ended December 31, 1999, 2000 and 2001 there were no material assets in or revenues realized from any individual foreign country.

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)



   The following summarizes financial information by geographic area for DDi
Corp.:

                                                Year ended December 31,
                                               --------------------------
                                                 1999     2000     2001
                                               -------- -------- --------
       Net sales:
          Domestic............................ $275,406 $408,151 $262,938
          Europe..............................    9,161   67,503   84,433
          Other...............................    7,926   22,011   14,267
                                               -------- -------- --------
              Total........................... $292,493 $497,665 $361,638
                                               ======== ======== ========

   Net sales by geographic area for DDi Capital for the years ended December 31, 1999, 2000 and 2001 are the same except the sales to Europe were $18,195 and $7,495 for the years ended December 31, 2000 and 2001, respectively.

                                                          December 31,
                                                        -----------------
                                                          2000     2001
                                                        -------- --------
      Long-lived assets:
         Domestic...................................... $290,582 $222,101
         International.................................   76,064  115,914
                                                        -------- --------
             Total..................................... $366,646 $338,015
                                                        ======== ========

   Long-lived assets for DDi Capital at December 31, 2000 consist only of the domestic long-lived assets. Long-lived assets for DDi Capital at December 31, 2001 consist of $218,603 in domestic long-lived assets and $13,212 in international long-lived assets.

   Reclassifications--Certain prior year amounts have been reclassified to conform with the 2001 presentation.

   Recently issued accounting standards--In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 and No. 142. SFAS No. 141 "Business Combinations" requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase accounting method for which the date of acquisition is after June 30, 2001. SFAS No. 142 "Goodwill and Other Intangible Assets" establishes that goodwill and certain intangible assets will not be amortized and the amortization period of certain other intangible assets will no longer be limited to forty years. In addition, SFAS No. 142 requires that goodwill and intangible assets that are not amortized be tested for impairment at least annually. SFAS No. 142 is effective in fiscal years beginning after December 15, 2001. For acquisitions effective before June 30, 2001, the Company will adopt both SFAS No. 141 and No. 142 on January 1, 2002. The Company will implement SFAS No. 141 and SFAS No. 142 for any acquisitions occurring after June 30, 2001. As part of the adoption of SFAS No. 142 on January 1, 2002, the Company will no longer amortize goodwill or intangible assets with indefinite lives related to existing goodwill and intangible assets. The Company is currently evaluating the impact of the adoption of SFAS No. 142 on its consolidated financial statements.

   In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)

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

3.  ACCOUNTS RECEIVABLE

   Accounts receivable, net consist of the following:

                                                         DDi Capital                DDi Corp.
                                                  ------------------------  ------------------------
                                                  December 31, December 31, December 31, December 31,
                                                      2000         2001         2000         2001
                                                  ------------ ------------ ------------ ------------
   Accounts receivable...........................   $ 99,734     $34,662      $112,705     $47,549
   Less: Allowance for doubtful accounts.........    (11,874)     (4,277)      (12,877)     (5,001)
                                                    --------     -------      --------     -------
                                                    $ 87,860     $30,385      $ 99,828     $42,548
                                                    ========     =======      ========     =======

4.  INVENTORIES

   Inventories consist of the following:

                                                         DDi Capital                DDi Corp.
                                                  ------------------------- -------------------------
                                                  December 31, December 31, December 31, December 31,
                                                      2000         2001         2000         2001
                                                  ------------ ------------ ------------ ------------
   Raw materials.................................   $ 9,970      $ 9,868      $12,561      $14,325
   Work-in-process...............................    12,117        3,493       14,667        6,840
   Finished goods................................     2,737        1,835        3,062        2,865
                                                    -------      -------      -------      -------
                                                    $24,824      $15,196      $30,290      $24,030
                                                    =======      =======      =======      =======

5.  PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following:

                                                  DDi Capital                DDi Corp.
                                           ------------------------  ------------------------
                                           December 31, December 31, December 31, December 31,
                                               2000         2001         2000         2001
                                           ------------ ------------ ------------ ------------
   Buildings and leasehold improvements...   $ 18,497     $ 23,557     $ 20,644     $ 28,695
   Machinery and equipment................    101,141       93,810      120,253      138,428
   Office furniture and equipment.........     16,179       17,043       19,535       21,494
   Vehicles...............................        334          269        1,157          878
   Land...................................      2,235        2,235        2,235        2,235
   Deposits on equipment..................      2,336          554        2,390          554
                                             --------     --------     --------     --------
                                              140,722      137,468      166,214      192,284
   Less: Accumulated depreciation.........    (59,794)     (58,334)     (73,488)     (85,415)
                                             --------     --------     --------     --------
                                             $ 80,928     $ 79,134     $ 92,726     $106,869
                                             ========     ========     ========     ========

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)



   The depreciable lives assigned to buildings are 30-40 years. Existing leasehold improvements are depreciated over 7-15 years. Machinery, office furniture, equipment and vehicles are each depreciated over 3-7 years. Deposits are not depreciated as the related asset has not been placed into service.

   Buildings and leasehold improvements include capital leases of approximately $5.1 million with related accumulated depreciation of $2.5 million and $3.0 million at December 31, 2000 and 2001, respectively. DDi Capital machinery and equipment includes capital leases of approximately $6.5 million and $4.9 million, with related accumulated depreciation of $2.3 million and $2.7 million at December 31, 2000 and 2001, respectively. DDi Corp. machinery and equipment includes capital leases of approximately $7.2 million and $7.8 million, with related accumulated depreciation of $2.8 million and $3.6 million at December 31, 2000 and 2001, respectively.

   The land and building associated with the closure of the Garland, Texas facility (see Note 15) held for sale by the Company has a book value of approximately $6.4 million with related accumulated depreciation of $0.3 million. Depreciation of the building was discontinued in October 2001.

6.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

   Long-term debt and capital lease obligations consist of the following:

                                                                            December 31, 2000   December 31, 2001
                                                                           ------------------  ------------------
                                                                             DDi       DDi       DDi       DDi
                                                                           Capital    Corp.    Capital    Corp.
                                                                           --------  --------  --------  --------
Senior Term Facility...................................................... $147,743  $147,743  $135,819   135,819
10.0% Senior Subordinated Notes...........................................  100,000   100,000        --        --
5.25% Convertible Subordinated Notes......................................       --        --        --   100,000
12.5% Capital Senior Discount Notes, face amount of $63,000 and $16,090 at
 December 31, 2000 and 2001, respectively, net of unamortized discount of
 $12,689 and $1,612 at December 31, 2000 and 2001, respectively...........   50,311    50,311    14,478    14,478
DDi Europe Facilities Agreement...........................................       --    27,249        --    21,840
Capital lease obligations.................................................    7,399     7,940     5,869     6,685
                                                                           --------  --------  --------  --------
     Sub-total............................................................  305,453   333,243   156,166   278,822
Less current maturities...................................................  (13,656)  (16,935)  (17,184)  (17,845)
                                                                           --------  --------  --------  --------
     Total................................................................ $291,797  $316,308  $138,982  $260,977
                                                                           ========  ========  ========  ========

Senior Credit Facility

   In connection with the merger with Dynamic Circuits, Inc. ("DCI") (see Note
14), Dynamic Details entered into an agreement with a co-syndication of banks, including JPMorgan Chase Bank (formerly Chase Manhattan Bank, N.A.) and Bankers Trust Company. Borrowings under this agreement consist of the Senior Term Facility and the Revolving Credit Facility (collectively, the "Senior Credit Facility"). Under the terms of this agreement, Dynamic Details must comply with certain restrictive covenants, which include the requirement that Dynamic Details meet certain financial tests. In addition, Dynamic Details is restricted from making certain payments, including dividend payments to its stockholders. The Senior Credit Facility is jointly and severally guaranteed by Intermediate and DDi Capital, and is collateralized by a pledge of substantially all of the capital stock of Dynamic Details and certain of its subsidiaries. The Senior Credit Facility expires in April 2005.

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)



  Senior Term Facility

   Under the Senior Term Facility, $255.0 million ($105.0 million under Tranche A and $150.0 million under Tranche B) was advanced to Dynamic Details in connection with the merger with DCI (see Note 14) on July 23, 1998. Scheduled principal and interest payments are due quarterly beginning June 30, 1999 (other than with respect to the last installment, which is due on July 22, 2004 and April 22, 2005 for Tranche A and Tranche B, respectively). Borrowings under the Senior Term Facility bear interest at a floating rate at the Company's option at a rate equal to either (1) 3.00%, for Tranche A, and 4.00%, for Tranche B, per annum plus the applicable LIBOR rate or (2) 2.00%, for Tranche A, and 3.00%, for Tranche B, per annum plus the higher of (a) the applicable prime lending rate of JPMorgan Chase Bank (4.75% at December 31, 2001) or (b) the federal reserve reported overnight funds rate plus 1/2 of 1% per annum (the "Index Rate"). The applicable margin of 3.00% for Tranche A is subject to reduction in accordance with an agreed upon pricing grid based on decreases in the Company's consolidated leverage ratio, defined as consolidated total debt to consolidated EBITDA (earnings before net interest expense, income taxes, depreciation, amortization and extraordinary or non-recurring expenses). As of December 31, 2001, the Company elected the LIBOR rate (1.9% at December 31,
2001), reset monthly. The overall effective interest rate for the Senior Term Facility, after giving effect to the interest rate swap agreement (see Note 8), as of December 31, 2001, was 8.05%.

   In April 2000, the Company used a portion of the proceeds from DDi Corp.'s initial public offering (see Note 18) to repay $100.0 million of the Senior Term Facility. The balance at December 31, 2000 and 2001 was $147.7 million and $135.8 million, respectively.

  Revolving Credit Facility

   Dynamic Details also has a $75.0 million Revolving Credit Facility for revolving credit loans, letters of credit and swing line loans which expires on July 22, 2004. Advances under the Revolving Credit Facility bear interest at the Company's option at a rate equal to either (1) 3.00% per annum plus the applicable LIBOR rate or (2) 2.00% per annum plus the Index Rate. In addition, Dynamic Details is required to pay a fee of 1/2 of 1% per annum on the average unused commitment under the Revolving Credit Facility. Access to the full amount of the Revolving Credit Facility is subject to conditions set forth in the agreement and is currently limited to $37.5 million until mid-2003. At December 31, 1999 and 2000, Dynamic Details had no borrowings outstanding on this Revolving Credit Facility and had $0.7 million reserved against the Revolving Credit Facility for a letter of credit, leaving $36.8 million available for borrowings. As of December 31, 2001, the Company elected the LIBOR rate (1.9% at December 31, 2001), reset monthly.

Senior Subordinated Notes

   On November 18, 1997, Dynamic Details issued $100 million of Senior Subordinated Notes. The Senior Subordinated Notes bear interest at 10% per annum, payable semi-annually in arrears on each May 15 and November 15 of each year, through the maturity date on November 15, 2005.

   On February 14, 2001, DDi Corp. and some of its shareholders completed a follow-on public offering of 6,000,000 shares of its common stock, with 3,000,000 shares issued by DDi Corp. and the remainder sold by selling shareholders. Concurrently, DDi Corp. issued 5.25% Convertible Subordinated Notes due March 1, 2008 with an aggregate principal of $100.0 million. The net proceeds of both transactions were used to repurchase all of the Dynamic Details Senior Subordinated Notes.

Convertible Subordinated Notes

   On February 14, 2001, DDi Corp. issued 5.25% Convertible Subordinated Notes due March 1, 2008 with an aggregate principal of $100.0 million. These notes are convertible at any time prior to maturity into shares of

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)


common stock at a conversion price of $30.00 per share, subject to certain adjustments. These notes generated proceeds of $97.0 million, net of underwriting discounts. The net proceeds of this transaction were used to repurchase a portion of the Capital Senior Discount Notes and the Dynamic Details Senior Subordinated Notes.

Capital Senior Discount Notes

   In November 1997, DDi Capital issued $110.0 million face amount at maturity (net proceeds of $60.1 million) of senior discount notes ("Capital Senior Discount Notes"), and DDi Capital later succeeded to DDi Corp. obligations under the Capital Senior Discount Notes. The Capital Senior Discount Notes are unsecured, senior obligations and will be effectively subordinated to all future indebtedness and liabilities of DDi Capital's subsidiaries. The Capital Senior Discount Notes begin bearing cash interest of 12.5% on November 15, 2002, payable each May 15 and November 15 in arrears, through the maturity date of November 15, 2007.

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

   The Company repurchased a portion of the Capital Senior Discount Notes with an aggregate principal amount at maturity of $47.0 million with a portion of the proceeds from DDi Corp.'s October 2000 follow-on public offering (see Note
18). In April and June 2001, the Company repurchased a portion of the Capital Senior Discount Notes, with an accreted balance of $46.9 million, for $45.5 million, using a portion of the proceeds from DDi Corp's February 2001 follow-on public offering (see Note 18). The balance at December 31, 2000 and 2001 was $50.3 million and $14.5 million, respectively.

DDi Europe Facilities Agreement

   In connection with the acquisition of MCM (see Note 14), the Company assumed MCM's remaining outstanding indebtedness under a facilities agreement dated May 27, 1999 between MCM and the Governor of the Bank of Scotland as arranger, agent, security trustee, term loan bank and working capital bank ("the DDi Europe Facilities Agreement"). The DDi Europe Facilities Agreement expires on September 30, 2007 and requires DDi Europe to meet financial ratios and to comply with other restrictive covenants. All the assets of DDi Europe are pledged as collateral under the DDi Europe facilities agreement.

  Term Loans

   The DDi Europe Facilities Agreement consists of a Tranche A term loan facility of approximately $26 million and a Tranche B term loan facility of approximately $1 million. The Tranche A term loan facility is repayable in quarterly installments beginning in June 2000 with the final payment payable in September 2007. Pursuant to an amendment in November 2001, no payments are due on the Tranche A term loan facility from October 2001 through February 2003. The Tranche B term loan facility is repayable in full in December 2007. Borrowings under the term loans bear interest at varying rates, comprising LIBOR at the dates of commencement

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)


of the relevant quarterly interest period plus a margin of 1.50%. Interest payments are due quarterly. In addition, the DDi Europe Facilities Agreement requires payments of non-utilization fees on the average unused portion of each of the facilities. The overall effective interest rate for the DDi Europe term loan facilities, after giving effect to the interest rate swap agreement (see
Note 8), as of December 31, 2001, was 8.42%.

  Revolving Credit Facility

   The DDi Europe Facilities Agreement also contains a Revolving Credit Facility of up to an aggregate maximum principal amount of approximately $14.6 million. The revolving credit facility is available until November 2002 and bears interest at varying rates, comprising LIBOR at the dates of commencement of the relevant quarterly interest period plus a margin of 1.50%. Interest payments are due quarterly. In addition, the DDi Europe Facilities Agreement requires payments of non-utilization fees on the average unused portion of this facility. At December 31, 2001, DDi Europe had $3.0 million outstanding on the DDi Europe Revolving Credit Facility leaving $11.6 million available for borrowings.

Debt Issuance Costs

   In connection with the amendments made to the Senior Credit Facility during 2000 and 2001, to allow for the use of proceeds pursuant to DDi Corp.'s public offerings (see Note 18), DDi Capital incurred approximately $1.5 million and $3.9 million, respectively, in fees which have been capitalized as debt issuance costs. Accumulated amortization as of December 31, 2000 and 2001 for DDi Capital was approximately $5.2 million and $4.8 million, respectively, and for DDi Corp. was approximately $5.2 million and $5.4 million, respectively. During 2000 and 2001, certain debt was retired and the net carrying amount of the related debt issuance costs were written off, resulting in an extraordinary loss of $2,189 and $11,949 (net of related income taxes of $1,437 and $7,640) for DDi Capital and an extraordinary loss of $6,367 and $11,949 (net of related income taxes of $4,207 and $7,640) for DDi Corp., respectively (see Note19).

Change of Control

   Upon a change in control, as defined in the Capital Senior Discount Note indentures, DDi Capital may redeem the Capital Senior Discount Notes, in whole, but not in part, before November 15, 2002 at 100% of the accreted value in the case of the Capital Senior Discount Notes, plus the applicable premium, as defined in the Capital Senior Discount Note indentures, and accrued and unpaid interest as of the date of redemption. In the event the Company does not elect to redeem the notes prior to such date, each holder of the Capital Senior Discount Notes may require DDi Capital, respectively, to repurchase all or a portion of such holder's notes at a cash purchase price equal to 101% of the principal amount or the accreted value, plus accrued and unpaid interest if any, to the date of repurchase. The Senior Credit Facility provides that the occurrence of such a change in control constitutes an event of default, which could require the immediate repayment of Senior Credit Facility.

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)



Future Payments

   As of December 31, 2001, the scheduled future annual principal payments of long-term debt, excluding capital lease obligations (see Note 10), are as follows:

                                                 DDi Capital DDi Corp.
                                                 ----------- ---------
         Year Ending December 31,
                   2002.........................  $ 15,552   $ 15,552
                   2003.........................    19,338     23,706
                   2004.........................    43,410     47,778
                   2005.........................    57,519     61,887
                   2006.........................        --      4,368
                Thereafter......................    16,090    120,458
                                                  --------   --------
                                                  $151,909   $273,749
                                                  ========   ========

7.  ACCRUED EXPENSES

   Accrued expenses consist of the following:

                                                         DDi Capital                DDi Corp.
                                                  ------------------------- -------------------------
                                                  December 31, December 31, December 31, December 31,
                                                      2000         2001         2000         2001
                                                  ------------ ------------ ------------ ------------
Accrued salaries and related benefits............   $21,512      $ 6,667      $21,470      $ 6,893
Accrued interest payable.........................     1,319           54        1,319        1,862
Accrued restructuring charges....................       475        6,092          475        6,402
Other accrued expenses...........................    11,708        4,885       16,643       12,425
Escrow payable to redeemed stockholders..........     2,633           --        2,633           --
                                                    -------      -------      -------      -------
                                                    $37,647      $17,698      $42,540      $27,582
                                                    =======      =======      =======      =======

8.  DERIVATIVES

   Pursuant to its interest rate risk management strategy and to certain requirements imposed by the Company's Senior Credit Facility (see Note 6), the Company entered into various interest rate exchange agreements ("Swap Agreements"), effective October 1, 1998. Such agreements represented an effective cash flow hedge of the variable rate of interest (1-month LIBOR) paid under the Senior Term Facility, mitigating exposure to increases in interest rates related to this debt. Under the Swap Agreements, the Company received a variable rate of interest (1-month LIBOR) and paid a fixed rate of interest. These rates were applied to a notional amount that resulted in the hedging of the full principal balance under the Senior Term Facility from October 1998 through September 2000. From October 2000 through June 2001, the hedge had a notional amount equal to 50% of the principal balance then outstanding. The annual fixed rate of interest paid was 5.27% for October 1998 through December 1998, 4.96% for January 1999 through May 1999, 5.65% for June 1999 through September 2000, and 6.58% from October 2000 through June 2001.

   In July 2001, the Company elected to terminate and replace the Swap Agreements then in effect. From July 2001 through October 2001, the new Swap Agreements fixed the rate of interest to be paid on 100% of the principal balance of the Senior Term Facility through its scheduled maturity in 2005. One of these agreements

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)


contained a feature that precluded the agreement from being treated as an effective cash flow hedge pursuant to SFAS No. 133. Accordingly, the change in the fair value of such agreement of $10 million was included in the consolidated statement of operations ("Interest rate swap valuation"). In November 2001, the Company elected to modify its new Swap Agreements. The agreements, as amended, qualify as effective hedges under SFAS No. 133. The initial fair value of the amended swaps will be recognized as reductions to periodic interest expense over their remaining term, in accordance with SFAS No. 133. The annual fixed rate of interest paid under the Swap Agreements in effect from July 2001 through December 2001 ranged from 3.80% to 4.40%. The annual fixed rate of interest to be paid under the amended Swap Agreements is 5.99% for 2002, is 6.49% for 2003, and is 6.99% from January 2004 through the scheduled maturity of the Senior Term Facility in 2005. The overall effective interest rate for the Senior Term Facility, after giving effect to the interest rate swap agreement, as of December 31, 2001, was 8.05%.

   Counterparty risk is limited to amounts to be reflected in the Company's consolidated balance sheet. This risk is minimized and is expected to be immaterial to the Company's consolidated results of operations as the amended Swap Agreements provide for monthly settlement of the net interest owing. Further, each counterparty to the Swap Agreements carries at least a "single-A" credit rating. The impact of the interest rate exchange agreements on the Company's interest expense was not material.

   MCM entered into an interest rate swap agreement ("DDi Europe Swap Agreement") effective January 12, 2000 which represents an effective cash flow hedge of the variable rate of interest (3-month LIBOR) paid under the DDi Europe Facilities Agreement, minimizing exposure to increases in interest rates related to this debt over the scheduled term of the DDi Europe Swap Agreement through September 2002. Under the DDi Europe Swap Agreement, DDi Europe pays a fixed rate of interest at an annual rate of 6.92%. This rate is applied to fixed amounts of debt per the agreement, which is 100% of the outstanding balance at December 31, 2001. The overall effective interest rate for the DDi Europe term loan facilities, after giving effect to the interest rate swap agreement, as of December 31, 2001 was 8.42%.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The fair value of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities and variable rate debt approximate book value as of December 31, 2000 and 2001. As of December 31, 2000 and 2001, the fair value of the Company's Senior Subordinated Notes, Convertible Subordinated Notes and Capital Senior Discount Notes were different from their carrying values. The fair values of the Company's Senior Subordinated Notes, Convertible Subordinated Notes and Capital Senior Discount Notes are estimated based on their quoted market prices.

   The estimated fair values of the Company's financial instruments are as follows:

                                             DDi Capital        DDi Corp.        DDi Capital        DDi Corp.
                                          December 31, 2000 December 31, 2000 December 31, 2001 December 31, 2001
                                          ----------------- ----------------- ----------------- -----------------
                                          Carrying   Fair   Carrying   Fair   Carrying   Fair   Carrying   Fair
                                           Amount    Value   Amount    Value   Amount    Value   Amount    Value
                                          --------  ------- --------  ------- --------  ------- --------  -------
Fixed rate debt:
   10% Senior Subordinated Notes......... $100,000  $92,000 $100,000  $92,000 $    --   $    -- $     --  $    --
   5.25% Convertible Subordinated Notes.. $     --  $    -- $     --  $    -- $    --   $    -- $100,000  $68,875
   12.5% Capital Senior Discount Notes... $ 50,311  $49,140 $ 50,311  $49,140 $14,478   $14,803 $ 14,478  $14,803

10.  CAPITAL LEASE OBLIGATIONS

   DDi Capital leases certain facilities and equipment under capital lease obligations bearing implicit interest rates ranging from 7% to 12%. The terms of the leases require monthly payments of approximately $195 including interest at December 31, 2001. Certain leases contain an option for an additional term at the end of the

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)


initial term and an option to purchase the facilities and equipment at their fair values at the end of the initial term and at the end of the second term. DDi Corp. leases certain facilities and equipment under capital lease obligations bearing implicit interest rates ranging from 7% to 13%. The terms of the leases require monthly payments of approximately $250 including interest at December 31, 2001. Certain leases contain an option for an additional term at the end of the initial term and an option to purchase the facilities and equipment at their fair values at the end of the initial term and at the end of the second term.

Future Payments

   Aggregate annual maturities of capital lease obligations (for periods subsequent to December 31, 2001) are as follows:

                                        DDi Capital                                 DDi Corp.
                         ------------------------------------------ ------------------------------------------
                                            Less        Present                        Less        Present
                                          Amounts     Value of Net                   Amounts     Value of Net
                         Total Minimum  Representing    Minimum     Total Minimum  Representing    Minimum
                         Lease Payments   Interest   Lease Payments Lease Payments   Interest   Lease Payments
                         -------------- ------------ -------------- -------------- ------------ --------------
Year ending December 31,
   2002.................     $2,319        $  694        $1,625         $3,022        $  717        $2,305
   2003.................      2,022           524         1,498          2,168           533         1,635
   2004.................      1,796           363         1,433          1,796           363         1,433
   2005.................      1,515           203         1,312          1,515           203         1,312
                             ------        ------        ------         ------        ------        ------
                             $7,652        $1,784        $5,868         $8,501        $1,816        $6,685
                             ======        ======        ======         ======        ======        ======

11.  STOCKHOLDERS' EQUITY

Common Stock

   At December 31, 2000 and 2001, DDi Capital had 1,000 shares of $0.01 par value common stock, authorized, issued and outstanding. DDi Corp. had 75,000,000 shares authorized, 44,328,371 and 47,950,886 shares of $0.01 par value common stock issued and outstanding at December 31, 2000 and 2001, respectively.

Stockholder Receivables

   DDi. Corp. has notes receivable from certain executive officers which are collateralized by the Company's common stock (see Note 17).

Additional Paid-In Capital

   In connection with the changes in senior management undertaken in the fourth quarter of 2001 (see Note 15), the Company modified stock option agreements which resulted in a compensation charge of $0.2 million.
Common Stock Warrants

   As part of the financing associated with the recapitalization of the Company in November 1997, warrants were granted to affiliates of JPMorgan Chase Bank (formerly The Chase Manhattan Bank) to purchase 447,174 shares of DDi Corp. common stock. In connection with the initial public offering (see Note 18), these affiliates of JPMorgan Chase Bank received 447,123 shares of common stock through a cashless exercise of their outstanding warrants. A fair value of $3,420 was ascribed to the warrants and recorded as a debt discount.

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)



   In connection with the DCI Merger (see Note 14), warrants were granted to purchase 195,406 shares of DDi Corp. common stock at $21.79 per share. As of December 31, 2001, 4,659 shares were exercised, leaving 190,747 outstanding. Such warrants are exercisable through July 22, 2008.

Stock Options

   Prior to 1997, the Company had two stock option plans, the 1996 Performance Stock Option Plan and the 1996 Employee Stock Option Plan. The term of the options under these plans is ten years from the date of grant. The options under these plans were fully vested as of December 31, 2001. During 1999 there were no grants, exercises, forfeitures, or expirations of options under either of these plans. During 2000, there were no grants or forfeitures under either of these plans and 256,273 options were exercised, leaving 274,566 vested options outstanding at December 31, 2000. During 2001, there were no grants or forfeitures under either of these plans and 101,720 options were exercised, leaving 172,846 vested options outstanding at December 31, 2001 at exercise prices ranging from $0.34 to $2.44 per share. As of December 31, 2001, the options outstanding under these plans had remaining weighted-average contractual terms of approximately five years.

   In 1997, DDi Corp. adopted its 1997 Details, Inc. Equity Incentive Plan (the "1997 Employee Stock Option Plan"), authorizing the grant of options to certain management of the Company to purchase 659,786 shares of common stock. The term of the options under this plan is ten years from the date of grant. Options granted under this plan vest in equal monthly amounts over four years, with immediate vesting upon a change in control or sale of all of the assets of the Company. For all options granted under this plan, the exercise prices approximated the estimated fair value at the date of grant, resulting in no compensation expense. As of December 31, 2001, the options outstanding under this plan had a remaining weighted-average contractual term of approximately eight years.

   Stock option activity under the 1997 Employee Stock Option Plan is:

                                              $1.78 Options    $21.79 Options
                                             ---------------  ----------------
                                                      Number           Number
                                             Exercise   of    Exercise   of
                                              Price   Shares   Price   Shares
                                             -------- ------  -------- -------
Balance at December 31, 1998................      --      --  $ 21.79  326,089
Granted.....................................  $ 1.78  27,444  $ 21.79   33,778
Exercised...................................      --      --       --       --
Forfeited...................................      --      --  $ 21.79  (25,333)
                                              ------  ------  -------  -------
Balance at December 31, 1999................  $ 1.78  27,444  $ 21.79  334,534
Granted.....................................      --      --       --       --
Exercised...................................  $ 1.78  (2,891) $ 21.79   (1,051)
Forfeited...................................  $ 1.78  (6,908) $ 21.79  (30,059)
                                              ------  ------  -------  -------
Balance at December 31, 2000................  $1.78   17,645  $21.79   303,424
Granted.....................................      --      --       --       --
Exercised...................................  $ 1.78    (131) $ 21.79  (67,157)
Forfeited...................................      --      --  $ 21.79   (5,477)
                                                      ------           -------
Balance at December 31, 2001................          17,514           230,790
                                                      ======           =======
Options exercisable at December 31, 2001....          12,680           219,023
                                                      ======           =======

   The weighted average fair value per option (computed using the minimum-value method as the Company was a non-public entity when the options were granted) of the stock options granted in 1999 was nil. Fair value was estimated using the minimum-value method, a risk-free interest rate of 6.0% and an expected life of 3 months for the grants in 1999. No dividends were assumed to be declared.

                        DDi CORP. AND DDi CAPITAL CORP.

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

   As of December 31, 2001, there are no options available for grant under the DCI Stock Option Plans. The maximum term of the options under the DCI 1996 Plan is August 2006 and under the DCI 1997 Plan is March 2008. As of December 31, 2001, all options outstanding under the DCI Stock Option Plans had weighted average remaining contractual lives of approximately seven years.

   Stock option activity under the DCI Stock Option Plans is:

                                     $0.56 Options     $21.79 Options    $1.78 Options     $12.64 Options
                                   -----------------  ---------------  ----------------  -----------------
                                             Number            Number           Number             Number
                                   Exercise    of     Exercise   of    Exercise   of     Exercise    of
                                    Price    Shares    Price   Shares   Price   Shares    Price    Shares
                                   -------- --------  -------- ------  -------- -------  -------- --------
Balance at December 31, 1998......  $0.56    380,449   $21.79  38,627      --        --   $12.64   923,119
Granted...........................  $0.56      4,551   $21.79     247   $1.78    25,268   $12.64     5,936
Exercised.........................  $0.56   (110,774)      --      --      --        --       --        --
Forfeited.........................  $0.56    (31,355)  $21.79  (1,727)     --        --   $12.64   (15,700)
                                    -----   --------   ------  ------   -----   -------   ------  --------
Balance at December 31, 1999......  $0.56    242,871   $21.79  37,147   $1.78    25,268   $12.64   913,355
Granted...........................     --         --       --      --      --        --       --        --
Exercised.........................  $0.56    (93,394)  $21.79  (6,264)  $1.78    (2,889)  $12.64  (302,614)
Forfeited.........................  $0.56     (1,764)  $21.79    (215)  $1.78    (3,607)  $12.64    (3,838)
                                    -----   --------   ------  ------   -----   -------   ------  --------
Balance at December 31, 2000......  $0.56    147,713   $21.79  30,668   $1.78    18,772   $12.64   606,903
Granted...........................     --         --       --      --      --        --       --        --
Exercised.........................  $0.56    (59,041)  $21.79    (112)  $1.78    (4,149)  $12.64  (215,407)
Forfeited.........................  $0.56     (4,715)  $21.79  (2,338)  $1.78   (11,057)  $12.64    (6,140)
                                            --------           ------           -------           --------
Balance at December 31, 2001......            83,957           28,218             3,566            385,356
                                            ========           ======           =======           ========
Options exercisable at
  December 31, 2001...............            78,163           27,983             1,898            379,291
                                            ========           ======           =======           ========

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)



   For all options granted under the DCI Stock Option Plans in 1999, the exercise prices approximated the estimated fair value at the date of grant, resulting in no compensation expense. Fair value was estimated using the minimum-value method as the Company was a non-public entity when the options were granted, a risk-free interest rate of 6.0% for 1999 and an expected life of 3 months for both $0.56 Options and $1.78 Options or two years for both $21.79 Options and $12.64 Options. No dividends were assumed to be declared. The weighted-average fair value per option of the stock options granted under the DCI Stock Option Plans in 1999 was as follows:

                                                  Fair Value per Option
                                                  ---------------------
          Option category                          1999     2000  2001
          ---------------                          -----    ----  ----
          $0.56 Options..........................   Nil     N/A   N/A
          $1.78 Options.......................... $0.04     N/A   N/A
          $21.79 Options.........................   Nil     N/A   N/A
          $12.64 Options......................... $1.35     N/A   N/A

   During 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Plan"). No future grants will be made under existing plans as of the effective date of the 2000 Plan. A total of (a) 4,100,000 shares of common stock, (b) any shares returned to existing plans as a result of termination of options and (c) annual increases of 1.0% of outstanding common stock to be added on the date of each annual meeting of the Company's stockholders commencing in 2001, or such lesser amounts as may be determined by the Company, will be reserved for issuance pursuant to the 2000 Plan. The 2000 Plan provides for the grant of incentive stock options to employees (including officers and employee directors) and for the grant of nonstatutory stock options to employees, directors and consultants. The 2000 Plan also provides for the grant of stock appreciation rights, restricted stock, unrestricted stock, deferred stock, and securities (other than stock options) which are convertible into or exchangeable for common stock on such terms and conditions as the Company determines. The weighted-average fair value per option of the stock options granted under the 2000 Plan was $10.40 and $8.70 for shares granted in 2000 and 2001, respectively, calculated using the Black-Scholes option pricing model, assuming that no dividends were to be declared, a volatility of 100% and a risk free interest rate of 6.22% in 2000 and 4.11% in 2001. These options have an average life of 4 years and vest in yearly installments for the first 2 years and quarterly installments thereafter.

   Stock option activity under the 2000 Plan since the Company's initial public offering on April 14, 2000 is as follows:

                                                                      Number of
                                                       Exercise Price  Shares
                                                       -------------- ---------
     Balance at April 14, 2000........................                       --
     Granted.......................................... $12.00-$38.31  2,138,930
     Exercised........................................            --         --
     Forfeited........................................ $12.00-$14.00    (72,050)
                                                                      ---------
     Balance at December 31, 2000..................... $12.00-$38.31  2,066,880
     Granted.......................................... $ 7.02-$28.81  2,692,985
     Exercised........................................ $12.00-$14.00    (84,026)
     Forfeited........................................ $ 7.02-$26.38   (502,269)
                                                                      ---------
     Balance at December 31, 2001..................... $ 7.02-$38.31  4,173,570
                                                                      =========
     Options exercisable as of December 31, 2001......                  401,336
                                                                      =========

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)


   The following table summarizes information regarding stock options outstanding under the 2000 Plan at December 31, 2001:

                                      Options Outstanding
                         ---------------------------------------------
                           Number    Weighted-Average
            Range of     Outstanding    Remaining     Weighted-Average
         Exercise Prices at 12/31/01 Contractual Life  Exercise Price
         --------------- ----------- ---------------- ----------------
         $ 7.02 - 10.28   1,344,600        9.8             $ 7.16
         $12.00 - 17.66   2,567,320        8.5             $14.91
         $18.53 - 25.23     146,150        9.1             $21.03
         $28.81 - 38.31     115,500        8.8             $29.38
         --------------   ---------        ---             ------
         $ 7.02 - 38.31   4,173,570        8.9             $13.03

   During 2000, the Company's Board of Directors adopted the Employee Stock Purchase Plan ("ESPP") and the non-U.S. Employee Stock Purchase Plan ("non-U.S. ESPP") (collectively the "Plans"). The Plans allow eligible employees to purchase shares of common stock through payroll deductions at a discounted price. A total of 1,450,000 shares of common stock are reserved for issuance under the Plans, 1,250,000 shares under the ESPP, which are intended to qualify under Section 423 of the Internal Revenue Code and 200,000 shares under the non-U.S. ESPP. The Plans allow for purchases in a series of offering periods, each six months in duration, with new offering periods (other than the initial offering period) commencing on January 1 and July 1 of each year. The initial offering period commenced on April 14, 2000, the date of the initial public offering. Unless terminated earlier by the Company's Board of Directors, the plans have a term of ten years. The net weighted-average fair value per share granted under the Plans was $8.42 and $8.69 for shares granted in 2000 and 2001, respectively, calculated using the Black-Scholes option pricing model, assuming that no dividends were to be declared, a volatility of 100% and a risk free interest rate of 6.10% in 2000 and 4.73% in 2001. As of the years ended December 31, 2000 and 2001, 69,642 shares and 160,414 shares, respectively, of common stock were purchased through the ESPP.

   Had compensation cost for all stock-based compensation plans been determined consistent with SFAS No. 123, DDi Corp.'s net income (loss) allocable to common stock and net income (loss) per share allocable to common stock would have been the following (amounts in millions, except per share data):

                                                            Year Ended December 31,
                                                            ----------------------
                                                             1999     2000   2001
                                                            ------   -----  ------
Net income (loss) allocable to common stock:
   As reported............................................. $(31.5)  $15.8  $(85.1)
   Pro forma............................................... $(31.6)  $11.5  $(92.8)
Income (loss) per share allocable to common stock--basic:
   As reported............................................. $(3.21)  $0.50  $(1.79)
   Pro forma............................................... $(3.22)  $0.36  $(1.96)
Income (loss) per share allocable to common stock--diluted:
   As reported............................................. $(3.21)  $0.47  $(1.79)
   Pro forma............................................... $(3.22)  $0.34  $(1.96)

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)



12.  INCOME TAX MATTERS

   The provision (benefit) for income taxes before extraordinary items in 1999, 2000 and 2001 consists of the following:

                                          Year Ended
                    ------------------------------------------------------
                    December 31, 1999 December 31, 2000  December 31, 2001
                    ----------------  ----------------  ------------------
                      DDi      DDi      DDi      DDi      DDi       DDi
                    Capital   Corp.   Capital   Corp.   Capital    Corp.
                    -------  -------  -------  -------  --------  --------
     Current:
         Federal... $ 4,210  $ 1,302  $25,159  $24,147  $ (3,570) $ (5,178)
         State.....     358      158    3,092    2,896        --        --
         Foreign...      --       17       --    2,118       345     3,694
                    -------  -------  -------  -------  --------  --------
                      4,568    1,477   28,251   29,161    (3,225)   (1,484)
                    -------  -------  -------  -------  --------  --------
     Deferred:
         Federal...  (8,355)  (7,391)  (4,513)  (4,540)   (8,201)   (8,112)
         State.....  (1,428)  (1,501)    (305)    (301)   (1,750)   (1,730)
         Foreign...      --       --       --      680       (50)     (655)
                    -------  -------  -------  -------  --------  --------
                     (9,783)  (8,892)  (4,818)  (4,161)  (10,001)  (10,497)
                    -------  -------  -------  -------  --------  --------
                    $(5,215) $(7,415) $23,433  $25,000  $(13,226) $(11,981)
                    =======  =======  =======  =======  ========  ========

   Deferred income tax assets and liabilities consist of the following:

                                                    December 31, 2000   December 31, 2001
                                                   ------------------  ------------------
                                                     DDi       DDi       DDi       DDi
                                                   Capital    Corp.    Capital    Corp.
                                                   --------  --------  --------  --------
Deferred tax assets:
    Net operating loss carryforwards.............. $    774  $    774  $  7,016  $  8,640
    Trade receivables.............................    4,996     4,996     1,310     1,310
    Deferred compensation.........................    2,275     2,275       557       557
    Tax credits...................................    1,100     1,100     6,265     6,265
    Accrued liabilities...........................   11,566    11,566    10,527    10,527
    Amortization..................................      411       411        --        --
    Asset impairment..............................       --        --     7,125     7,125
    Other.........................................      177       177       384       384
                                                   --------  --------  --------  --------
                                                     21,299    21,299    33,184    34,808
                                                   --------  --------  --------  --------
Deferred tax liabilities:
    Property, plant and equipment.................   (1,726)   (1,786)   (4,928)   (7,396)
    Intangible assets.............................  (22,186)  (24,648)  (16,025)  (16,025)
                                                   --------  --------  --------  --------
                                                    (23,912)  (26,434)  (20,953)  (23,421)
                                                   --------  --------  --------  --------
Valuation allowance...............................     (774)     (774)     (774)     (774)
                                                   --------  --------  --------  --------
       Net deferred tax assets (liabilities)...... $ (3,387) $ (5,909) $ 11,457  $ 10,613

                                                   ========  ========  ========  ========

   In connection with the acquisitions of MCM, Thomas Walter and Olympic Circuits, the Company acquired certain net deferred tax liabilities of approximately $1.9 million, approximately $0.6 million and approximately $0.2 million, respectively.

   The tax effect related to the extraordinary items (see Notes 6 and 19) is current U.S. federal and state taxes for 2000 and deferred U.S. federal and state taxes for 2001.

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)



   The income tax provision (benefit) before the extraordinary items differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate to the income (loss) before income taxes and the extraordinary items due to the following:

                                                                               Year Ended
                                                         ------------------------------------------------------
                                                         December 31, 1999 December 31, 2000  December 31, 2001
                                                         ----------------  ----------------  ------------------
                                                           DDi      DDi      DDi      DDi      DDi       DDi
                                                         Capital   Corp.   Capital   Corp.   Capital    Corp.
                                                         -------  -------  -------  -------  --------  --------
Computed "expected" tax expense (benefit)............... $(6,766) $(8,697) $17,085  $18,050  $(30,194) $(29,774)
Increase (decrease) in income taxes resulting from:
   State taxes, net of credits and federal tax benefit..  (1,070)  (1,343)   2,787    2,595    (1,424)   (1,404)
   Goodwill amortization................................   2,456    2,456    2,515    3,289    19,884    21,168
   Foreign tax differential.............................      --       --       --     (418)       --      (506)
   Research tax credits.................................      --       --       --       --    (1,513)   (1,513)
   Other................................................     165      169    1,046    1,484        21        48
                                                         -------  -------  -------  -------  --------  --------
                                                         $(5,215) $(7,415) $23,433  $25,000  $(13,226) $(11,981)
                                                         =======  =======  =======  =======  ========  ========

   At December 31, 2001, the Company has federal and various state net operating loss ("NOL") carryforwards, exclusive of Colorado, of approximately $18.0 million and $18.0 million, respectively. The federal and state NOLs begin expiring in 2021 and 2002, respectively. In addition, the Company has Colorado NOL carryforwards of approximately $12.0 million at December 31, 2001. The Colorado NOL carryforwards begin to expire in 2012. A valuation allowance has been established for deferred income tax benefits related to the Colorado NOL carryforwards. Management believes it is more likely than not that these NOL carryforwards may not be realized as a result of the closure of the Colorado facility in December 1999 (see Note 15). The Company also has tax research credit carryforwards of $3.0 million which begin expiring in 2018, alternative minimum tax (AMT) credit carryforwards of $1.3 million, which do not expire and state investment tax credits of $1.9 million which begin expiring in 2005. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the NOL and other tax attribute carryforwards which can be utilized.

   U.S. income taxes have not been provided on approximately $3.0 million of undistributed earnings of foreign subsidiaries since management considers these earnings to be invested indefinitely or substantially offset by foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

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

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)


   Employment agreements--Pursuant to certain employment agreements dated September 1, 1995, as amended, effective until October 28, 2000, certain members of senior management received base salaries in the aggregate amount of $1.3 million in both 1999 and 2000, respectively. The base salaries on or after January 1, 2001 have been established by the Compensation Committee of the Company's Board of Directors at a level that equals or exceeds base salaries for 2000. These employees are eligible for annual bonuses based upon the achievement of EBITDA targets. These employees received a bonus in the aggregate amounts of $2.4 million in consideration of prior services which were paid in October 2000.

   In addition, pursuant to an employment agreement dated July 23, 1998, and effective until July 23, 2001 a certain key employee received a base salary of approximately $445, $474 and $290 in 1999, 2000 and 2001, respectively. In addition, this key employee is eligible to receive an annual bonus based upon achievement of EBITDA targets. Post-merger salary and other compensation were recorded as period costs.

   Operating leases--The Company has entered into various operating leases principally for office space and equipment that expire at various dates through 2022. Future annual minimum lease payments under all non-cancelable operating leases with initial or remaining terms of one year or more consist of the following at December 31, 2001:

                                                    DDi     DDi
                                                  Capital  Corp.
                                                  ------- -------
              Year Ending December 31,
                     2002........................ $ 6,738 $ 8,985
                     2003........................   5,814   7,779
                     2004........................   5,055   6,832
                     2005........................   4,987   6,720
                     2006........................   3,740   5,473
                     Thereafter..................  12,274  29,601
                                                  ------- -------
                 Future minimum lease payments... $38,608 $65,390
                                                  ======= =======

   The above future minimum lease payments include $2.1 million of accrued restructuring expenses for minimum lease payments of non-cancelable leases (see
Note 15).

   Rent expense for 1999 was approximately $3.0 million. Rent expense for 2000 and 2001 was approximately $3.7 million and $6.2 million, respectively, for DDi Capital. Rent expense for 2000 and 2001 was approximately $5.8 million and $7.5 million, respectively, for DDi Corp.

   Litigation--The Company is a party to various legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

   Retirement plans--The Company has various retirement plans available to eligible employees. Participants can elect to contribute 1% to 15% of their annual compensation to the retirement plans. For domestic employees, these contributions are made under Section 401(k) of the Internal Revenue Code. Depending on the plan, the Company matches employee contributions at $0.25 per $1.00 contributed, subject to a maximum per employee participant, or the Company contributes from 3% to 10% of the eligible employee's annual compensation. For the plan years ended December 31, 1999, 2000 and 2001, employer contributions totaled $394, $683 and $501, respectively.

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)


14.  BUSINESS COMBINATIONS

DCI

   In July 1998, Dynamic Details consummated the merger with DCI. DCI provided design and manufacturing services relating to complex printed circuit boards, backpanel assemblies and electromechanical interconnect devices with operations in California, Texas, Georgia and Massachusetts.

   The DCI merger consideration, aggregating approximately $250 million, was allocated to tangible assets (aggregating approximately $65 million) acquired and liabilities assumed (aggregating approximately $30 million), with the remaining merger consideration consisting primarily of identifiable intangible assets, goodwill, and acquired in-process research and development ("in-process R&D"). The identifiable intangibles consist primarily of developed technologies, customer relationships/tradenames, and assembled workforce. The fair value of the developed technology assets at the date of merger was $60 million and represents the aggregate fair value of individually identified technologies that were fully developed at the time of merger. The customer relationships/tradenames and assembled workforce assets were assigned values as of the merger date of approximately $21 million and $4 million, respectively. Goodwill generated in the merger with DCI has an assigned value of approximately $120 million. The Company expensed the portion of merger consideration allocated to in-process R&D of $39 million in the year ended December 31, 1998. As of December 31, 2000 and 2001, the accumulated amortization related to this goodwill and identifiable intangibles acquired in the merger with DCI was approximately $48.9 million and $57.7 million, respectively.

   Due to the closure of two facilities in connection with Company's 2001 restructuring plan (see Note 15), the Company determined that a portion of the DCI goodwill and identifiable intangibles which related to these facilities have a fair value of zero. As a result, the Company recorded an adjustment of $25.8 million and $2.6 million to the carrying value of goodwill and identifiable intangibles, respectively.

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

   The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. The Company has allocated the total purchase price to tangible assets acquired (aggregating approximately $30 million), and liabilities assumed (aggregating approximately $46 million), with the remaining consideration consisting of goodwill and identifiable intangible assets.

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

   Goodwill generated in the acquisition of MCM has an assigned value of approximately $65 million. As of December 31, 2000 and 2001, the accumulated amortization related to this goodwill and identifiable intangibles acquired in the acquisition of MCM was approximately $3.3 million and $7.2 million, respectively.

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)



Automata

   On August 4, 2000, Dynamic Details completed the acquisition of substantially all the U.S. assets of Automata, a Virginia-based manufacturer of technologically advanced printed circuit boards for total cash consideration of approximately $19.5 million, plus fees and expenses of $0.5 million.

   The total purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of the purchase price was allocated to goodwill and is being amortized over its estimated useful life of 20 years.

Golden

   On September 15, 2000, Dynamic Details completed the acquisition of the assets of Golden, a Texas-based manufacturer of engineered metal enclosures and provider of value-added assembly services to communications and electronics original equipment manufacturers, for approximately $14.4 million paid in combination of cash of approximately $12.6 million and the assumption of approximately $1.8 million of Golden's outstanding capital lease liabilities (net of cash acquired of approximately $0.7 million), plus expenses of $0.5 million.

   The total purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of the purchase price was allocated to goodwill and is being amortized over its estimated useful life of 20 years.

Thomas Walter

   On March 5, 2001, DDi Europe completed the acquisition of Thomas Walter, a leading circuit board manufacturer based in Marlow, England for approximately $24.5 million, plus expenses of $0.3 million. Thomas Walter is a well-established provider of complex, quick-turn rigid and rigid-flex printed circuit boards for the European electronics industry.

   The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. The excess of the purchase price was allocated to goodwill and identifiable intangible assets.

   Goodwill generated in the acquisition of Thomas Walter has an assigned value of approximately $17.0 million and is being amortized over its estimated useful life of 20 years. The identifiable intangibles consist of developed technologies and assembled workforce. The fair value of the developed technology assets at the date of acquisition was approximately $0.5 million and represents the aggregate fair value of individually identified technologies that were fully developed at the time of acquisition. The assembled workforce asset was assigned a fair value of approximately $0.8 million at the date of acquisition.

   As of December 31, 2001, the accumulated amortization related to the goodwill and identifiable intangibles acquired in the acquisition of Thomas Walter was approximately $0.9 million.

Nelco Technology

   On April 27, 2001, Dynamic Details completed the acquisition of the assets of Nelco, a wholly owned subsidiary of Park Electrochemical Corp., for total cash consideration of approximately $3.0 million. Nelco is an Arizona-based manufacturer of semi-finished printed wiring boards, commonly known as mass lamination.

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)



   The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of the transaction.

Olympic Circuits Canada

   On May 9, 2001, Dynamic Details completed the acquisition of Olympic, a Canada-based, time-critical electronics manufacturing service provider specializing in quick-turn prototype printed circuit boards for a total cash consideration of approximately $12.8 million plus contingent consideration, of up to $4.5 million based on earnings in each of the three years following the date of acquisition, plus expenses of $0.1 million. No contingent consideration has been earned or recorded as of December 31, 2001. If contingent consideration is earned and paid, it will be capitalized as additional purchase price.

   The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. The excess of the purchase price was allocated to goodwill and is being amortized over its estimated useful life of 20 years.

Altatron Technology

   On June 4, 2001, Dynamic Details completed the acquisition of the assets of Altatron, a Southern California-based provider of value-add assembly services to electronics original equipment manufacturers for a total cash consideration of approximately $4.8 million, plus contingent consideration based on earnings in each of the two years following the date of acquisition. No contingent consideration has been earned or recorded as of December 31, 2001. If contingent consideration is earned and paid, it will be capitalized as additional purchase price.

   The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of the transaction. The excess of the purchase price was allocated to goodwill and is being amortized over its estimated useful life of 20 years.

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)



Pro Forma Financial Information

   The accompanying consolidated statements of operations include the accounts of MCM for the period April 15, 2000 through December 31, 2001, Automata for the period August 5, 2000 through December 31, 2001, and Golden for the period September 16, 2000 through December 31, 2001. Also included are the accounts of Thomas Walter for the period March 6, 2001 through December 31, 2001, Nelco Technology for the period April 28, 2001 through December 31, 2001, Olympic Circuits Canada for the period May 10, 2001 through December 31, 2001 and Altatron Technology for the period June 5, 2001 through December 31, 2001. The following pro forma information for the years ended December 31, 2000 and 2001 presents net sales, income (loss) before extraordinary loss, and net income
(loss) for each of these periods as if the MCM, Automata Thomas Walter, Nelco Technology, Olympic Circuits Canada, and Altatron Technology transactions were consummated at the beginning of each respective period. The unaudited pro forma financial information does not reflect Golden's pre-acquisition results.

                                                             Pro Forma         Pro Forma
                                                             Year Ended        Year Ended
                                                            December 31,      December 31,
                                                                2000              2001
                                                            ------------      ------------
                                                            (in millions, except per share
                                                                        data)
Net sales:
   --DDi Capital...........................................    $537.3            $296.5
   --DDi Corp..............................................    $623.7            $376.9
Income (loss) before extraordinary loss:
   --DDi Capital...........................................    $ 25.2            $(74.1)
   --DDi Corp..............................................    $ 26.6            $(74.1)
Net income (loss):
   --DDi Capital...........................................    $23. 0            $(86.1)
   --DDi Corp..............................................    $ 20.2            $(86.0)

Net income (loss) per share of common stock--basic.........    $ 0.64            $(1.81)
Net income (loss) per share of common stock--diluted.......    $ 0.60            $(1.81)

15.  RESTRUCTURING AND OTHER RELATED CHARGES

  1999 Charges

   In December 1999, management and the Company's Board of Directors approved a plan to consolidate its Colorado operations into its Garland, Texas facility, resulting in the closure of the Colorado facility. By combining its Colorado and Texas operations, the Company has eliminated its lowest-margin product lines and decreased its overhead costs, gaining efficiency through better capital utilization and streamlined management. Revenues and EBITDA (earnings before income taxes, depreciation, amortization and net interest expense) for the Colorado facility were approximately $30 million and $(1.7) million, respectively, for the year ended December 31, 1999. Net income/(loss) for this facility is not readily determinable. The closure of this facility was effectively complete as of March 31, 2000.

   In conjunction with the closure of the Colorado facility, the Company recorded charges in the fourth quarter of 1999 totaling $7.0 million. Of this amount, $1.9 million represents restructuring-related inventory impairments and is therefore reflected as a component of gross profit. The remaining $5.1 million of charges are classified as

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)


"Restructuring and other related charges" and consists of $2.6 million for accrued restructuring expenses and $2.5 million related to the impairment of net property, plant and equipment.

   Of the $2.6 million recorded as accrued restructuring expenses, approximately $2.0 million relates to severance and related expenses associated with the involuntary termination of the 275 staff and management employees of this plant. The remainder represents expenses principally related to minimum lease payments through the scheduled maturities of the non-cancelable real property operating leases. No amounts related to the accrual for either the $2.0 million in severance and related expenses or the $0.6 million related to the operating leases were expended as of December 31, 1999. As of December 31, 2000, the accrued exit cost remaining was $0.5 million, representing expenses principally related to net rental payments through scheduled maturities of real property operating leases.

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

  2001 Charges

   In October 2001, management and the Company's Board of Directors approved a plan to close its Garland, Texas and Marlborough, Massachusetts facilities. Prior to its closure, the Garland plant had manufactured the Company's lowest technology pre-production volume printed circuit boards. The Marlborough plant provided electronic interconnect products to selected customers in the New England area. The decision to close these facilities was based upon their contribution to the Company's financial objectives in 2001 as well as their expected contribution going forward. Combined revenues for the two facilities were approximately $28 million for the year ended December 31, 2001 and EBITDA (earnings before income taxes, depreciation, amortization and net interest expense) for these entities was approximately zero during the same period. Net income/(loss) for these facilities is not readily determinable. The closure of the facilities is estimated to be effectively complete by June 30, 2002.

   In conjunction with the closure of the Garland and Marlborough facilities, DDi Corp. and DDi Capital recorded charges in the fourth quarter of 2001 totaling $79.8 million and $79.4 million, respectively. Of these amounts, $3.7 million represents restructuring related inventory impairments and are therefore reflected as a component of gross profit. The remaining $76.1 million of charges are classified as "Restructuring and other related charges" and consists of $51.4 million relating to impairments of intangible assets, $15.5 million relating to impairments of net property, plant and equipment, and $9.2 million for DDi Corp. and $8.8 million for DDi Capital in accrued restructuring expenses. Such accrued restructuring expenses represent $4.4 million in estimated facilities closure costs such as minimum lease payments through the scheduled maturities of the non-cancelable real property operating leases and the estimated costs of readying facilities for lease or sale, $3.5 million for DDi Corp. and $3.1 million for DDi Capital in severance and related expenses associated with the

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)


involuntary termination of the 208 staff and management employees from the plant closures and changes in senior management undertaken in the fourth quarter of 2001, and $1.3 million in other exit costs. Of the total accrued restructuring expenses, approximately $2.6 million and $2.5 million for DDi Corp. and DDi Capital, respectively, was expended in cash, and $0.2 million was credited to additional paid-in capital (see Note 11), leaving a balance at December 31, 2001 of $6.4 million and $6.1 million for DDi Corp. and DDi Capital, respectively.

   The calculated impairment of $15.5 million in net property, plant and equipment was made in accordance with SFAS No. 121, based upon a detailed review of the individual long-lived assets in the closed facilities. Management determined that certain of these assets would be utilized by the Company's other operations and are not impaired. Most of the assets, however, were determined to be either obsolete or redundant equipment with no residual value, after consideration of estimated disposal costs. Accordingly, these assets were written down to zero value. Further, the Company owns the land and building associated with the Garland facility. The Company intends to market this property for sale subsequent to the completion of the plant closure. Based upon information available at this time, the Company believes proceeds from such sale would likely exceed the net book value of the property (approximately $6.1 million), plus expected selling costs. As of December 31, 2001, the Company's Consolidated Balance Sheet reflects the historical cost of the land and building. Depreciation of the building was discontinued in October 2001.

   In connection with the calculation of the impairment of tangible assets described above, the Company determined that the intangibles associated with the facilities to be closed have a fair value of zero. The Company estimated the amount of the impairment by comparing the discounted cash flows expected to be generated from the assets to their carrying value. Of the $51.4 million of restructuring charges relating to the impairment of intangible assets, $23.0 million represents goodwill relating to business transferred from the Company's former Colorado plant with the remainder representing the portion of the intangibles acquired in conjunction with the merger with DCI (see Note 14) that relate to the Garland and Marlborough facilities. The latter is comprised of $25.8 million of goodwill and $2.6 million of identifiable intangibles (customer relationships and assembled work-force).

16.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                      Year Ended            Year Ended            Year Ended
                                   December 31, 1999     December 31, 2000     December 31, 2001
                                 --------------------- --------------------- ---------------------
                                 DDi Capital DDi Corp. DDi Capital DDi Corp. DDi Capital DDi Corp.
                                 ----------- --------- ----------- --------- ----------- ---------
CASH PAYMENTS FOR:
   Income taxes.................   $ 1,141    $ 1,141    $17,461    $21,294    $3,965     $ 6,906
                                   =======    =======    =======    =======    ======     =======
   Interest.....................   $30,603    $30,603    $31,583    $44,992    $  857     $6,301
                                   =======    =======    =======    =======    ======     =======
SUPPLEMENTAL SCHEDULE OF
  NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
   Equity issued in mergers and
     acquisitions (see Note 14).   $    --    $    --    $    --    $29,062    $   --     $    --
                                   -------    -------    -------    -------    ------     -------

17.  RELATED PARTY TRANSACTIONS

   The Company leases a facility used for design and assembly from D&D Tarob Properties, LLC ("D&D"), an entity owned or controlled by the Company's former Chairman and Director. During the year ended December 31, 2001, the Company paid $0.5 million to D&D under this lease agreement.

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)



   On June 1, 2000, in connection with the exercise of certain options, the Company accepted as payment from a certain executive officer purchasing such shares, a note in the amount of $0.1 million bearing interest at a rate of 6.46% per annum, compounded quarterly. The note is collateralized by shares of the Company's common stock.

   On November 30, 2001, pursuant to the terms of a Secured Promissory Note and Pledge Agreement, the Company loaned a certain executive officer a note in the amount of $0.6 million bearing interest at a rate of 2.7% per annum, compounded quarterly. The note is collateralized by shares of the Company's common stock.

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

   On October 16, 2000, the Company and some of its shareholders completed a follow-on public offering of 6,000,000 shares of the Company's common stock, with 4,608,121 shares issued by the Company and the remainder sold by selling shareholders. The shares were sold at $27.875 per share, generating proceeds to the Company of $122.0 million, net of underwriting discounts and commissions. The net proceeds were used to redeem all outstanding Intermediate senior discount notes aggregating $17.5 million in principal amount, pay associated redemption premiums of $3.6 million and accrued and unpaid interest thereon of $5.2 million, repurchase a portion of the Capital Senior Discount Notes, with an accreted balance of $36.5 million, for $37.6 million and pay offering expenses. The remaining net proceeds of approximately $58.1 million are to be used for general corporate purposes, including potential future acquisitions.

   On February 14, 2001, DDi Corp. and some of its shareholders completed a follow-on public offering of 6,000,000 shares of its common stock, with 3,000,000 shares issued by DDi Corp. and the remainder sold by selling shareholders. The shares were sold at $23.50 per share, generating proceeds of $67.0 million, net of underwriting discounts, commissions and expenses. Concurrently, DDi Corp. issued 5.25% Convertible Subordinated Notes due March 1, 2008 with an aggregate principal of $100.0 million. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $30.00 per share, subject to certain adjustments. These notes generated proceeds of $97.0 million, net of underwriting discounts, commissions and expenses. The net proceeds of both transactions have been used to repurchase a portion of the Capital Senior Discount Notes and all of the Senior Subordinated Notes.

19.  EXTRAORDINARY ITEMS

   During the year ended December 31, 2000, Dynamic Details recorded, as extraordinary items, write-offs of debt issuance costs and deferred swap income of approximately $0.7 million, net of related taxes of $0.4 million, related to the Senior Term Facility principal repayments funded from the net proceeds of DDi Corp.'s initial public offering (see Note 18). In addition, Intermediate recorded, as extraordinary items, the redemption premium and write-off of debt issuance costs of approximately $4.2 million, net of related taxes of $2.8 million related to the Intermediate Senior Discount Notes principal repayments funded from the net proceeds of DDi Corp.'s initial public offering and secondary offering (see Note 18). DDi Capital recorded, as extraordinary items, the purchase premium and write-off of debt issuance costs of approximately $1.5 million, net of related

                        DDi CORP. AND DDi CAPITAL CORP.

              (In thousands, except share and per share amounts)


taxes of $1.0 million related to the Capital Senior Discount Notes repurchase funded from the net proceeds of DDi Corp.'s secondary offering.

   During the year ended December 31, 2001, Dynamic Details recorded, as extraordinary items, the write-off of unamortized debt issuance costs of approximately $3.3 million, the payment of repurchase premium of approximately $7.8 million, and direct transaction costs of approximately $0.4 million, net of related income taxes of $4.5 million, related to the repurchase of the Senior Subordinated Notes funded from the net proceeds of DDi Corp.'s February 14, 2001 follow-on public offering (see Note 18). In addition, DDi Capital recorded, as extraordinary items, the write-off of unamortized debt issuance costs of approximately $1.5 million, the payment of repurchase premium of approximately $6.5 million, net of related income taxes of $3.1 million, related to the repurchase of the DDi Capital Senior Discount Notes funded from the net proceeds of DDi Corp.'s February 14, 2001 follow-on public offering.

20.  SUBSEQUENT EVENT

   On January 3, 2002, Dynamic Details repaid $9.2 million of the Senior Term Facility.

                         FINANCIAL STATEMENT SCHEDULE

   The financial statement Schedule II--VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                   DDi CORP.

                                    Balance            Increase
                                      at     Charged attributable            Balance at
                                   beginning   to         to                   end of
                                    of year  income  acquisitions Deductions    year
                                   --------- ------- ------------ ---------- ----------
Allowance for Doubtful Accounts
   Year ended December 31, 1999...  $ 1,428  $   435    $   --     $  (279)   $ 1,584
   Year ended December 31, 2000...  $ 1,584  $12,462    $1,445     $(2,614)   $12,877
   Year ended December 31, 2001...  $12,877  $   131    $  469     $(8,476)   $ 5,001

                              DDi CAPITAL CORP.

                                    Balance            Increase
                                      at     Charged attributable            Balance at
                                   beginning   to         to                   end of
                                    of year  income  acquisitions Deductions    year
                                   --------- ------- ------------ ---------- ----------
Allowance for Doubtful Accounts
   Year ended December 31, 1999...  $ 1,428  $   435    $   --     $  (279)   $ 1,584
   Year ended December 31, 2000...  $ 1,584  $12,122    $  621     $(2,453)   $11,874
   Year ended December 31, 2001...  $11,874  $    79    $  371     $(8,047)   $ 4,277