Form 10-K/A
period 2001-12-31
DDI CAPITAL CORP/DYNAMIC DETAILS INC; DDI CORP
filed 2002-04-22
CIK 1050119, 1104252

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ____________________________

                                 AMENDMENT NO. 1
                                       ON
                                   FORM 10-K/A

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

                          ____________________________

                                    DDi CORP.
                                DDi CAPITAL CORP.
           (Exact names of registrants as specified in their charters)

                  Delaware                                        06-1576013
                 California                                       33-0780382
        (State or other jurisdiction                 (I.R.S. Employer Identification Nos.)
      of incorporation or organization)

    1220 Simon Circle Anaheim, California                            92806
  (Address of Principal Executive Offices)                        (Zip Code)

                                 (714) 688-7200
              (Registrants' telephone number, including area code)
                          ____________________________

         Securities registered pursuant to Section 12(b) of the Act:      None
         Securities registered pursuant to Section 12(g) of the Act:      DDi Corp.-Common Stock, par value $.01 per share

                          ____________________________

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

================================================================================

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A is being filed solely to amend Item 14(a)(3) to file certain additional exhibits. The remaining portions of the original Form 10-K are not being amended.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)(1)  Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
  Report of Independent Accountants ..................................  F-1
  Consolidated Balance Sheets as of December 31, 2001 and 2000 .......  F-2
  Consolidated Statements of Operations for the Years Ended
    December 31, 2001, 2000 and 1999 .................................  F-3
  Consolidated Statements of Comprehensive Income (Loss) for
    the Years Ended December 31, 2001, 2000 and 1999 .................  F-5
  Consolidated Statements of Stockholders' Equity (Deficit) for
    the Years Ended December 31, 2001, 2000 and 1999 .................  F-7
  Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999 ...................................  F-9
  Notes to Consolidated Financial Statements .........................  F-11

  (a)(2) Financial Statement Schedules.

  Schedule II-Valuation and Qualifying Accounts

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

         4.8 Exchange and Registration Rights Agreement dated as of November 18, 1997, regarding Details Holdings Corp. 12 1/2% Senior Discount Notes due 2007. (Previously filed with the Commission on November 26, 1997 as Exhibit 4.3 to DDi Capital's Registration Statement on Form S-4, Registration No. 333-41187.)

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

      10.8.1 Separation Agreement dated September 18, 2001 between DDi Corp. and Gregory Halvorson.

       10.8.2 Separation Agreement dated December 4, 2001 between DDi Corp. and Charles Dimick.

       10.8.3    Description of Management Bonus Plan.

       10.8.4    Description of Operational Bounus Plans.

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

        10.17 Amendment and Restatement Deed, dated November 15, 2001, relating to a Facilities Agreement dated 27 May 1999, among (i) DDi Europe Limited, formerly known as MCM Electronics Limited,
                 (ii) the additional borrowers named therein, (iii) the other charging parties named therein, and (iv) the Governor and Company of the Bank of Scotland. (Previously filed with Commission on March 30, 2001 as Exhibit 10.17 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

        10.18 Working Capital Letter, dated November 15, 2001, among (i) DDi Europe Limited, (ii) the additional borrowers named therein, and (iii) the Governor and Company of the Bank of Scotland. (Previously filed with Commission on March 30, 2001 as Exhibit
                 10.18 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

        10.19 Composite Guarantee and Debenture, dated November 15, 2001, among (i) DDi Europe Limited and the additional charging companies named therein, and (ii) the Governor and Company of the Bank of Scotland. (Previously filed with Commission on March 30, 2001 as Exhibit 10.19 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

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

        10.30 Amendment to Lease Agreement, dated as of November 9, 2001 by and between D & D Tarob Properties, LLC and Dynamic Details Incorporated Silicon Valley. (Previously filed with Commission on March 30, 2001 as Exhibit 10.30 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

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

        12.1 Statement re: computation of ratio of earnings to fixed charges. (Previously filed with Commission on March 30, 2001 as Exhibit 12.1 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

        21.1 Subsidiaries of DDi Corp. (Previously filed with Commission on March 30, 2001 as Exhibit 21.1 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

        23.1 Consent of PricewaterhouseCoopers LLP. (Previously filed with Commission on March 30, 2001 as Exhibit 23.1 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

        24.1 Power of Attorney (Previously filed with Commission on March 30, 2001 as Exhibit 24.1 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

         (b)     Reports on Form 8-K.

          No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this report

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, State of California, on the 18th day of April, 2002.

                                          DDi CORP.

                                          By: /s/  JOSEPH P. GISCH
                                              ----------------------------------
                                              Joseph P. Gisch
                                              Chief Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, State of California, on the 18th day of April, 2002.

                                           DDi CAPITAL CORP.

                                           By: /s/  JOSEPH P. GISCH
                                               ---------------------------------
                                               Joseph P. Gisch
                                               Chief Financial Officer

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

           4.8 Exchange and Registration Rights Agreement dated as of November 18, 1997, regarding Details Holdings Corp. 12 1/2% Senior Discount Notes due 2007. (Previously filed with the Commission on November 26, 1997 as Exhibit 4.3 to DDi Capital's Registration Statement on Form S-4, Registration No. 333-41187.)

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

        10.8.1 Separation Agreement dated September 18, 2001 between DDi Corp. and Gregory Halvorson.

        10.8.2 Separation Agreement dated December 4, 2001 between DDi Corp. and Charles Dimick.

        10.8.3     Description of Management Bonus Plan.

        10.8.4     Description of Operational Bonus Plans.

Other Material Contracts

          10.9 DDi Corp. Employee Stock Purchase Plan. (Previously filed with the Commission on March 22, 2000 as Exhibit 10.37 to Amendment No. 2 to DDi Corp.'s Registration Statement on Form S-1, Registration No. 333-95623).

          10.10 DDi Corp. Employee Stock Purchase Plan for Employees of Non-U.S. Subsidiaries. (Previously filed with the Commission on September 12, 2000 as Exhibit 10.40 to DDi Corp.'s Registration Statement on Form S-1, Registration No. 333-45648).

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

          10.17 Amendment and Restatement Deed, dated November 15, 2001, relating to a Facilities Agreement dated 27 May 1999, among
                   (i) DDi Europe Limited, formerly known as MCM Electronics Limited, (ii) the additional borrowers named therein, (iii) the other charging parties named therein, and (iv) the Governor and Company of the Bank of Scotland. (Previously filed with Commission on March 30, 2001 as Exhibit 10.17 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

          10.18 Working Capital Letter, dated November 15, 2001, among (i) DDi Europe Limited, (ii) the additional borrowers named therein, and (iii) the Governor and Company of the Bank of Scotland. (Previously filed with Commission on March 30, 2001 as Exhibit 10.18 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

          10.19 Composite Guarantee and Debenture, dated November 15, 2001, among (i) DDi Europe Limited and the additional charging companies named therein, and (ii) the Governor and Company of the Bank of Scotland. (Previously filed with Commission on March 30, 2001 as Exhibit 10.19 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

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

          10.30 Amendment to Lease Agreement, dated as of November 9, 2001 by and between D & D Tarob Properties, LLC and Dynamic Details Incorporated Silicon Valley. (Previously filed with Commission on March 30, 2001 as Exhibit 10.30 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

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

          12.1 Statement re: computation of ratio of earnings to fixed charges. (Previously filed with Commission on March 30, 2001 as Exhibit 12.1 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

          21.1 Subsidiaries of DDi Corp. (Previously filed with Commission on March 30, 2001 as Exhibit 21.1 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

          23.1 Consent of PricewaterhouseCoopers LLP. (Previously filed with Commission on March 30, 2001 as Exhibit 23.1 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)

          24.1 Power of Attorney (Previously filed with Commission on March 30, 2001 as Exhibit 24.1 to DDi Corp.'s and DDi Capital's combined Annual Report on Form 10-K.)