Form 10-Q
period 2002-06-30
DDI CAPITAL CORP/DYNAMIC DETAILS INC; DDI CORP
filed 2002-08-14
CIK 1050119, 1104252

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

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

(714) 688-7200
(Registrants’ telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether DDi Corp. and DDi Capital Corp.: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:  ☒ Yes  ☐ No.

As of August 7, 2002, all of the voting stock of DDi Capital Corp. was held by DDi Intermediate Holdings Corp., and all of the voting stock of DDi Intermediate Holdings Corp. was held by DDi Corp.

As of August 7, 2002, DDi Corp. had 48,373,719 shares of common stock, par value $0.01 per share, outstanding and DDi Capital Corp. had 1,000 shares of common stock, par value $0.01 per share, outstanding.

This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by two registrants: DDi Corp. (“DDi Corp.” f/k/a DDi Holdings Corp.) and DDi Capital Corp. (“DDi Capital”). Except where the context clearly indicates otherwise, any references in this report to “DDi Corp.” includes all subsidiaries of DDi Corp. including DDi Capital. DDi Capital makes no representation as to the information contained in this report in relation to DDi Corp. and its subsidiaries other than DDi Capital.

DDi Capital meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q, and is filing this form with the reduced disclosure format pursuant to General Instruction H(2).

DDi CORP.
DDi CAPITAL CORP.
FORM 10-Q

Item 1.    Financial Statements

DDi CAPITAL CORP. AND DDi CORP.
Condensed Consolidated Balance Sheets
(In thousands)

	DDi Capital		DDi Corp.
	June 30, 2002	December 31, 2001	June 30, 2002	December 31, 2001
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$2,352	$17,569	$20,737	$23,629
Marketable securities—available for sale	10,027	21,886	28,826	21,886
Cash, cash equivalents and marketable securities—restricted	6,250	—	6,250	—
Accounts receivable, net	29,098	30,385	39,621	42,548
Inventories	15,848	15,196	26,298	24,030
Prepaid expenses and other	4,993	1,766	7,013	3,178
Income tax receivable	9,214	5,291	9,214	5,290
Deferred income taxes	6,649	12,241	8,517	12,241

Total current assets	84,431	104,334	146,476	132,802
Property, plant and equipment, net	69,492	79,134	98,424	106,869
Debt issuance costs, net	3,298	6,280	10,549	9,778
Goodwill and other intangibles, net	83,471	144,577	145,923	218,984
Deferred income taxes	5,429	—	5,023	—
Cash, cash equivalents and marketable securities—restricted	6,250	—	6,250	—
Other	1,491	1,824	2,158	2,384

Total assets	$253,862	$336,149	$414,803	$470,817

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$11,638	$17,184	$14,458	$17,845
Revolving credit facility		—	—	—
Revolving credit facilities	—	—	—	2,975
Accounts payable	16,985	14,470	28,224	26,767
Accrued expenses and other	19,848	18,234	32,439	28,119
Income taxes payable	83	188	1,597	2,369

Total current liabilities	48,554	50,076	76,718	78,075
Long-term debt and capital lease obligations	82,003	138,982	303,146	260,977
Notes payable and other	4,273	7,665	4,273	7,665
Deferred income taxes	—	784	—	1,628

Total liabilities	134,830	197,507	384,137	348,345

Commitments and contingencies
Stockholders’ equity:
Common stock, additional paid-in-capital and other	603,292	546,711	541,513	540,983
Accumulated other comprehensive income (loss)	(4,164)	565	(5,086)	(4,311)
Accumulated deficit	(480,096)	(408,634)	(505,761)	(414,200)

Total stockholders’ equity	119,032	138,642	30,666	122,472

Total liabilities and stockholders’ equity	$253,862	$336,149	$414,803	$470,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$47,373	$65,165	$94,354	$183,847
Cost of sales	42,316	44,849	84,497	119,657
Restructuring-related inventory impairment	3,397	—	3,397	—

Gross profit	1,660	20,316	6,460	64,190

Operating expenses:
Sales and marketing	5,608	5,176	11,368	13,989
General and administrative	2,981	3,037	5,962	8,291
Amortization of intangibles	—	4,512	—	8,994
Goodwill impairment	45,000	—	45,000	—
Restructuring and other related charges	13,809	—	13,809	—

Operating income (loss)	(65,738)	7,591	(69,679)	32,916
Interest expense (net) and other expense (net)	644	11,508	4,116	29,132

Income (loss) before income taxes	(66,382)	(3,917)	(73,795)	3,784
Income tax benefit (expense)	(522)	1,331	2,333	(3,010)

Net income (loss)	$(66,904)	$(2,586)	$(71,462)	$774

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$62,112	$85,839	$124,600	$226,548
Cost of sales	55,923	59,317	112,082	147,467
Restructuring-related inventory impairment	3,465	—	3,465	—

Gross profit	2,724	26,522	9,053	79,081

Operating expenses:
Sales and marketing	6,185	5,851	12,409	15,295
General and administrative	4,611	4,654	8,951	11,791
Goodwill impairment	60,000	—	60,000	—
Restructuring and other related charges	14,434	—	14,434	—
Amortization of intangibles	—	5,809	—	11,517

Operating income (loss)	(82,506)	10,208	(86,741)	40,478

Interest expense (net) and other expense (net)	4,351	13,625	9,750	32,394

Income (loss) before income taxes	(86,857)	(3,417)	(96,491)	8,084
Income tax benefit (expense)	1,222	955	4,930	(4,863)

Net income (loss)	$(85,635)	$(2,462)	$(91,561)	$3,221

Net income (loss) per share—basic	$(1.78)	$(0.05)	$(1.91)	$0.07

Net income (loss) per share—diluted	$(1.78)	$(0.05)	$(1.91)	$0.07

Weighted average shares used to compute income (loss) per share:
Basic	48,000,178	47,736,731	48,013,294	46,872,304

Diluted	48,000,178	47,736,731	48,013,294	48,461,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$(66,904)	$(2,586)	$(71,462)	$774
Other comprehensive income (loss):
Foreign currency translation adjustments	335	201	313	201
Cumulative effect of adoption of SFAS No. 133	—	—	—	(627)
Unrealized gain (loss) on interest rate swaps, net of income tax effect	(3,872)	1,357	(5,013)	(1,273)
Unrealized benefit of loss on interest rate swap agreements	—	—	—	—
Unrealized holding gain (loss) on marketable securities—available for sale	3	9	(29)	43

Comprehensive loss	$(70,438)	$(1,019)	$(76,191)	$(882)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$(85,635)	$(2,462)	$(91,561)	$3,221
Other comprehensive income (loss):
Foreign currency translation adjustments	5,609	230	4,057	(3,386)
Cumulative effect of adoption of SFAS No. 133		—	—	(1,150)
Unrealized net gain (loss) on interest rate swaps, net of income tax effect	(3,693)	1,694	(4,830)	(979)
Unrealized net tax benefit on loss on interest rate swap agreements	—	—	—	—
Unrealized holding gain (loss) on marketable securities—available for sale	31	9	(2)	43

Comprehensive loss	$(83,688)	$(529)	$(92,336)	$(2,251)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP. AND DDi CORP.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	DDi Capital		DDi Corp.
	Six Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$391	$52,161	$(2,452)	$61,421

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,257)	(14,197)	(6,471)	(20,952)
Purchases of marketable securities	—	(32,126)	(18,731)	(32,126)
Proceeds from sales of marketable securities	11,830	9,701	11,788	9,701
Investment in restricted assets	(12,500)	—	(12,500)	—
Acquisition of Thomas Walter	—	—	—	(24,500)
Acquisition of Nelco	—	(2,960)	—	(2,960)
Acquisition of Olympic	—	(12,937)	—	(12,937)
Acquisition of Altatron	—	(4,736)	—	(4,736)
Acquisition of Stellar Technology		—		—
Acquisition related cash receipts (expenditures), net	236	(530)	21	(596)

Net cash used in investing activities	(5,691)	(57,785)	(25,893)	(89,106)

Cash flows from financing activities:
Net principal payments on long-term debt	(62,572)	(143,573)	(62,572)	(144,997)
Net borrowings (payments) on revolving credit facilities	—	439	(3,030)	1,842
Proceeds from issuance of convertible subordinated notes	—	—	100,000	100,000
Payments on other notes payable	(88)	(47)	(88)	(47)
Principal payments on capital lease obligations	(856)	(988)	(1,320)	(1,406)
Payment of debt issuance costs	—	(2,820)	(4,250)	(6,800)
Capital contribution from Parent, net	57,483	160,512	—	—
Repayment of stockholders receivable	—	—	110	—
Escrow payable distribution	—	(1,602)	—	(1,602)
Proceeds from interest rate swaps		—
Net proceeds from issuance of common stock
through follow-on public offering	—	—	—	66,975
Payment of pro-rata portion of deferred swap liability	(3,761)	—	(3,761)	—
Costs incurred in connection with the issuance of
common stock through follow-on public offering	—	—	—	(844)
Issuance of common stock through Employee Stock
Purchase Plan	—	—	5	733
Proceeds from exercise of stock options	—	—	336	2,928

Net cash provided by (used in) financing activities	(9,794)	11,921	25,430	16,782

Effect of exchange rate changes on cash	(123)	(10)	23	(561)

Net increase (decrease) in cash and cash equivalents	(15,217)	6,287	(2,892)	(11,464)
Cash and cash equivalents, beginning of year	17,569	39,629	23,629	66,874

Cash and cash equivalents, end of period	$2,352	$45,916	$20,737	$55,410

Supplemental disclosure of cash flow information:

Non-cash operating activities:
During the six months ended June 30, 2002 depreciation expense was approximately $8.4 million for DDi Capital and approximately $10.7 million for DDi Corp, goodwill impairment was $45.0 million for DDi Capital and $60.0 million for DDi Corp., and non-cash restructuring charges were $11.6 million for DDi Capital and $11.8 million for DDi Corp.

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

DDi CAPITAL CORP. AND DDi CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements for DDi Corp. (“DDi Corp.”) include the accounts of its wholly-owned subsidiaries, DDi Intermediate Holdings Corp. (“Intermediate”) and its subsidiaries and DDi Europe Limited (“DDi Europe” f/k/a MCM Electronics Limited (“MCM”)). The unaudited condensed consolidated financial statements for DDi Capital Corp. (“DDi Capital”), a wholly-owned subsidiary of Intermediate, include the accounts of its wholly-owned subsidiary Dynamic Details, Incorporated and its subsidiaries (“Dynamic Details”). Collectively, DDi Corp. and its subsidiaries are referred to as the “Company.”

The unaudited condensed consolidated financial statements of DDi Corp. include the results of Thomas Walter Limited (“Thomas Walter”) commencing on March 5, 2001, the date of acquisition of Thomas Walter (see Note 8), Nelco Technology, Inc. (“Nelco”) commencing on April 27, 2001, the date of acquisition of Nelco’s assets (see Note 9), Olympic Circuits Canada (“Olympic”) commencing on May 9, 2001, the date of acquisition of Olympic (see Note 10) and Altatron Technology Inc. (“Altatron”) commencing on June 4, 2001, the date of acquisition of Altatron’s assets (see Note 11). All intercompany transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of DDi Capital and DDi Corp. as of June 30, 2002, and the results of operations and cash flows for the three and six months ended June 30, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

This report on Form 10-Q for the quarter ended June 30, 2002 should be read in conjunction with the audited financial statements presented in the DDi Capital Corp.’s and DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified to conform with the 2002 presentation.

Description of Business

The Company provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other providers of electronics manufacturing services. The Company serves over 2,000 customers in the communications, networking, computer, medical, automotive industrial and aerospace industries.

DDi CAPITAL CORP. AND DDi CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.    INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

	DDi Capital		DDi Corp.
	June 30, 2002	December 31, 2001	June 30, 2002	December 31, 2001
Raw materials	$8,514	$9,868	$14,294	$14,325
Work-in-process	5,700	3,493	9,916	6,840
Finished goods	1,634	1,835	2,088	2,865

Total	$15,848	$15,196	$26,298	$24,030

NOTE 3.    LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	DDi Capital		DDi Corp.
	June 30, 2002	December 31, 2001	June 30, 2002	December 31, 2001
Senior Term Facility (a)	$73,248	$135,819	$73,248	$135,819
5.25% Convertible Subordinated Notes	—	—	100,000	100,000
6.25% Convertible Subordinated Notes	—	—	100,000	—
12.5% Capital Senior Discount Notes (b)	15,382	14,478	15,382	14,478
DDi Europe Facilities Agreement (c)	—	—	22,981	21,840
Capital lease obligations	5,011	5,869	5,993	6,685

Sub-total	93,641	156,166	317,604	278,822
Less current maturities	(11,638)	(17,184)	(14,458)	(17,845)

Total	$82,003	$138,982	$303,146	$260,977

(a)
The Senior Term Facility, together with the Revolving Credit Facility, comprise the Senior Credit Facility. Interest rates are LIBOR-based. The effective interest rate, after giving effect to the interest rate swap agreement,as of June 30, 2002, was 9.91%.

(b)	Face amount of $16,090 at June 30, 2002 and December 31, 2001, net of unamortized discount of $708 and $1,612 at June 30, 2002 and December 31, 2001, respectively.

(c)	Interest rates are LIBOR-based. The effective interest rate, after giving effect to the interest rate swap agreement, as of June 30, 2002, was 8.67%.

During the second quarter of 2002, Dynamic Details reached an agreement to amend its Senior Credit Facility, effective June 28, 2002. The amendment, which covers $73.3 million in outstanding term loans and a $50.0 million Revolving Credit Facility, either waives or resets the financial covenants through December 31, 2003 and established two new covenants, one related to liquidity and the other related to minimum revenues. The amendment did not change the interest rate spread nor the repayment schedule for the outstanding term loans, which mature between July 24, 2004 and April 2005, but did reduce the Revolving Credit Facility to $50 million from $75 million. Access to the full amount of the Revolving Credit Facility is subject to conditions set forth in the credit facility agreement. Under the amendment, the maximum Dynamic Details can borrow under the revolving credit facility is limited to $25 million until December 31, 2003.

DDi CAPITAL CORP. AND DDi CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.    DERIVATIVES

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In accordance with the transition provisions of SFAS No. 133, DDi Capital and DDi Corp. recorded a cumulative-effect-type adjustment to accumulated other comprehensive income (loss) for the initial difference between the book value and fair value of interest rate swap agreements as of January 1, 2001. The initial difference amounted to approximately $0.6 million for DDi Capital and approximately $1.2 million for DDi Corp. The fair value of interest rate swaps at June 30, 2002 is included in current and long-term liabilities in the condensed consolidated balance sheets.

In April 2002, in connection with the $47.9 million repayment of the Senior Term Facility, Dynamic Details elected to amend its swap agreement by reducing the notional balance of the swap to reflect the impact of the debt repayment on the outstanding principal. In connection with the amendment of the swap agreement, Dynamic Details paid approximately $3.1 million to the counterparty, representing the pro-rata portion of the deferred swap liability.

NOTE 5.    EARNINGS PER SHARE

Basic and diluted earnings per share — DDi Corp. has adopted the provisions of SFAS No. 128 “Earnings Per Share.” SFAS No. 128 requires DDi Corp. to report both basic net income (loss) per share, which is based on the weighted average number of common shares outstanding and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

	DDi Corp.
(in thousands, except share amounts)	Three Months Ended June 30, 2002		Three Months ended June 30, 2001
Numerator:	Basic	Diluted	Basic	Diluted

Net loss allocable to common stock	$(85,635)	$(85,635)	$(2,462)	$(2,462)

Denominator:
Weighted average shares of common stock outstanding (basic)	48,000,178	48,000,178	47,736,731	47,736,731
Dilutive potential common shares:
Stock options and warrants	—	—	—	—

Shares used in computing diluted income (loss) per share	48,000,178	48,000,178	47,736,731	47,736,731

	DDi Corp.
(in thousands, except share amounts)	Six Months Ended June 30, 2002		Six Months Ended June 30, 2001
Numerator:	Basic	Diluted	Basic	Diluted

Net income (loss) allocable to common stock	$(91,561)	$(91,561)	$3,221	$3,221

Denominator:
Weighted average shares of common stock outstanding (basic)	48,013,294	48,013,294	46,872,304	46,872,304
Dilutive potential common shares:
Stock options and warrants	—	—	—	1,588,900

Shares used in computing diluted income (loss) per share	48,013,294	48,013,294	46,872,304	48,461,204

DDi CAPITAL CORP. AND DDi CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.    PUBLIC OFFERING

On February 14, 2001, DDi Corp. and some of its shareholders completed a follow-on public offering of 6,000,000 shares of its common stock, with 3,000,000 shares issued by DDi Corp. and the remainder sold by selling shareholders. The shares were sold at $23.50 per share, generating proceeds of $67.0 million, net of underwriting discounts, commissions and expenses. Concurrently, DDi Corp. issued 5.25% Convertible Subordinated Notes due March 1, 2008 with an aggregate principal of $100.0 million. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $30.00 per share, subject to certain adjustments. These notes generated proceeds of $97.0 million, net of underwriting discounts, commissions and expenses. The net proceeds of both transactions were used to repurchase a portion of the Capital Senior Discount Notes and all of the Senior Subordinated Notes (see Note 16).

NOTE 7.    PRIVATE OFFERING

On April 2, 2002, DDi Corp. completed its private offering of $100.0 million aggregate principal amount of 6.25% Convertible Subordinated Notes due April 1, 2007. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.04 per share, subject to certain adjustments. These notes generated proceeds of $95.8 million, net of underwriting discounts. Approximately $47.9 million of the net proceeds from the sale were used to repay a portion of the Dynamic Details Senior Term Facility, $12.5 million was placed in an interest reserve account to cover two years of interest payments on the notes and the remainder will be used for working capital and general corporate purposes. In connection with the $47.9 million repayment of the Senior Term Facility, Dynamic Details elected to amend its swap agreement by reducing the notional balance of the swap to reflect the impact of the debt repayment on the outstanding principal. In connection with the amendment of the swap agreement, Dynamic Details paid approximately $3.1 million to the counterparty, representing the pro-rata portion of the deferred swap liability. In addition, the Company recorded a write-off of debt issuance costs of approximately $2.0 million, offset by a net credit of $3.4 million as a result of the swap amendment, which collectively are included in net interest expense.

NOTE 8.    ACQUISITION OF THOMAS WALTER

On March 5, 2001, DDi Europe completed the acquisition of Thomas Walter, a leading circuit board manufacturer based in Marlow, England for approximately $24.5 million, plus expenses of $0.3 million. Thomas Walter is a well-established provider of complex, quick-turn rigid and rigid-flex printed circuit boards for the European electronics industry.

The purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. The excess of the purchase price was allocated to goodwill and identifiable intangible assets.

Goodwill generated in the acquisition of Thomas Walter has an assigned value of approximately $17.0 million. The identifiable intangibles consist of developed technologies and assembled workforce. The fair value of the developed technology assets at the date of acquisition was approximately $0.5 million and represents the aggregate fair value of individually identified technologies that were fully developed at the time of acquisition. The assembled workforce asset was assigned a fair value of approximately $0.8 million at the date of acquisition.

NOTE 9.    ACQUISITION OF NELCO TECHNOLOGY

On April 27, 2001, Dynamic Details completed the acquisition of certain of the assets of Nelco, a wholly owned subsidiary of Park Electrochemical Corp., for total cash consideration of approximately $3.0 million. Nelco is an Arizona-based manufacturer of semi-finished printed wiring boards, commonly known as mass lamination.

The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of the transaction.

DDi CAPITAL CORP. AND DDi CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.    ACQUISITION OF OLYMPIC CIRCUITS CANADA

On May 9, 2001, Dynamic Details completed the acquisition of Olympic, a Canada-based, time-critical electronics manufacturing service provider specializing in quick-turn prototype printed circuit boards for a total cash consideration of approximately $12.8 million plus contingent consideration, of up to $4.5 million based on earnings in each of the three years following the date of acquisition, plus expenses of $0.1 million. No contingent consideration has been earned or recorded as of June 30, 2002. If contingent consideration is earned and paid, it will be capitalized as additional purchase price.

The purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. The excess of the purchase price was allocated to goodwill.

NOTE 11.    ACQUISITION OF ALTATRON TECHNOLOGY

On June 4, 2001, Dynamic Details completed the acquisition of the assets of Altatron, a Southern California-based provider of value-add assembly services to electronics original equipment manufacturers for a total cash consideration of approximately $4.8 million, plus contingent consideration based on earnings in each of the two years following the date of acquisition. No contingent consideration has been earned or recorded as of June 30, 2002. If contingent consideration is earned and paid, it will be capitalized as additional purchase price.

The purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of the transaction. The excess of the purchase price was allocated to goodwill.

NOTE 12.    UNAUDITED PRO FORMA INFORMATION

The accompanying condensed consolidated statements of operations include the accounts of Thomas Walter, Nelco, Olympic and Altatron for the period January 1, 2002 through June 30, 2002 and includes the accounts of Thomas Walter for the period March 5, 2001 through June 30, 2001, the accounts of Nelco for the period April 27, 2001 through June 30, 2001, the accounts of Olympic for the period May 9, 2001 through June 30, 2001 and the accounts of Altatron for the period June 4, 2001 through June 30, 2001. The following pro forma information for the six months ended June 30, 2001 presents net sales and net income for each of these periods as if the Thomas Walter, Nelco, Olympic and Altatron transactions were consummated on January 1, 2001.

Pro Forma Six months ended June 30, 2001
(in millions, except per share data)

Net Sales:
DDi Capital	$192.6
DDi Corp.	$238.8

Net Income:
DDi Capital	$ 0.1
DDi Corp.	$ 2.7

DDi Corp. net income per share of common stock—basic	$ 0.06
DDi Corp. net income per share of common stock—diluted	$ 0.06

DDi CAPITAL CORP. AND DDi CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.    SEGMENT REPORTING

The Company has adopted the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

The Company’s chief operating decision maker is the Chief Executive Officer. Based on the evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment which designs, develops, manufactures, assembles and tests complex printed circuit boards, back panels and related electronic products. The Company operates in two geographical areas, domestic (U.S.A.) and international. Revenues are attributed to the country to which the product is sold. Revenues by product and service are not reported as it is impracticable to do so. During the three and six months ended June 30, 2002 there were no material assets in or revenues realized from any individual foreign country.

The following summarizes financial information for DDi Corp. by geographic area:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2002	2001	2002	2001
Net sales:
Domestic	$44,229	$61,026	$88,968	$167,005
Europe	14,820	21,998	30,800	47,848
Other	3,063	2,815	4,832	11,695

Total	$62,112	$85,839	$124,600	$226,548

Net sales by geographic area for DDi Capital for the three and six months ended June 30, 2002 and 2001 were the same as DDi Corp. except the sales to Europe were $0.1 million and $1.3 million for the three months ended June 30, 2002 and 2001, respectively, and $0.6 million and $5.1 million for the six months ended June 30, 2002 and 2001, respectively.

	June 30,	December 31,
(in thousands)	2002	2001
Long-lived assets:
Domestic	$172,834	$222,101
International	95,493	115,914

Total	$268,327	$338,015

Long-lived assets for DDi Capital as of June 30, 2002 and December 31, 2001 consist of $169.4 million and $218.6 million, respectively, in domestic long-lived assets and $3.4 million and $13.2 million, respectively, in international long-lived assets.

DDi CAPITAL CORP. AND DDi CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.    GOODWILL AND INTANGIBLES

On January 1, 2002, the Company adopted SFAS Nos. 141 and 142. SFAS No. 141 “Business Combinations” requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 142 “Goodwill and Other Intangible Assets” establishes that goodwill and certain intangible assets will not be amortized and the amortization period of certain intangible assets will no longer be limited to forty years. In addition, SFAS No. 142 requires that goodwill and intangible assets that are not amortized be tested for impairment at least annually.

In adopting these pronouncements, the Company evaluated its identifiable intangible assets for recognition apart from goodwill. At the date of adoption, identifiable intangible assets consisted of developed technologies, assembled workforce and customer relationships. Such assets were not deemed to be separable from goodwill. Accordingly, the balances of these intangible assets at January 1, 2002, with an aggregate net carrying amount of $45.6 million (consisting of a gross cost of $90.8 million and associated accumulated amortization of $45.2 million), were reclassified to goodwill. In addition, the Company also reclassified approximately $16.6 million of deferred tax liabilities associated with these intangible assets to goodwill. In accordance with SFAS No. 142, as of the date of adoption, the Company prospectively ceased amortization of goodwill and instead conducts periodic tests of impairment.

The Company operates in one reportable segment (see Note 13). The Company separately monitors the financial performance of its North American and European operations. Further, each of these operations generally serves a distinct customer base. Based upon these facts, the Company considers the North American and European operations its reporting units for the assignment of goodwill. The Company’s European operations consist of entities acquired in conjunction with the MCM purchase transaction in 2000 and the Thomas Walter purchase transaction in 2001. The amount of goodwill attributable to the European operations was the amount generated in the purchase transactions, net of related amortization through December 31, 2001 and the associated reclassifications of deferred tax liabilities to goodwill. All other goodwill is related to the Company’s North American operations.

Based on the Company’s initial transition impairment testing during the first quarter of 2002, no impairment was recognized. However, due to continued stock price decline during the second quarter of 2002, a test of impairment was again performed. The analysis indicated that the book value of goodwill was in excess of its fair value, determined by the Company’s market capitalization. After assessing the goodwill impairment at a reporting unit level, the Company calculated and recorded a goodwill impairment charge of $45 million for DDi Capital and $60 million for DDi Corp. in the quarter ended June 30, 2002.

Goodwill, net of accumulated amortization, for each reporting unit is as follows (in thousands):

June 30, 2002
North America	$83.5
Europe	62.4

Total	$145.9

Goodwill for DDi Capital as of June 30, 2002 consists entirely of the North American goodwill.

DDi CAPITAL CORP. AND DDi CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows, on a pro-forma basis, what net income (loss) and earnings per share would have been for the three and six months ended June 30, 2001 if the new accounting standards had been applied beginning January 1, 2001 (in thousands):

	DDi Capital
	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Net income (loss), as reported	$(2,586)	$774
Add back: goodwill and intangibles amortization, net of tax effect	3,527	7,025

Pro forma net income	$941	$7,799

	DDi Capital
	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Net income (loss), as reported	$(2,462)	$3,221
Add back: goodwill and intangibles amortization, net of tax effect	4,763	9,356

Pro forma net income	$2,301	$12,577

Basic earnings (loss) per share, as reported	$(0.05)	$0.07
Add back: goodwill and intangibles amortization, net of tax effect	0.10	0.20

Pro forma basic earnings per share	$0.05	$0.27

Diluted earnings (loss) per share, as reported	$(0.05)	$0.07
Add back: goodwill and intangible amortization, net of tax effect	0.10	0.19

Proforma diluted earnings per share	$0.05	$0.26

NOTE 15.    RESTRUCTURING AND OTHER RELATED CHARGES

In October 2001, management and the Company’s Board of Directors approved a plan to close its Garland, Texas and Marlborough, Massachusetts facilities. In conjunction with the closure of the Garland and Marlborough facilities, DDi Corp. and DDi Capital recorded charges in the fourth quarter of 2001 totaling $79.8 million and $79.4 million, respectively. Of these amounts, $3.7 million represent restructuring related inventory impairments and were therefore reflected as a component of gross profit. The remaining $76.1 million of charges were classified as “Restructuring and other related charges” and consist of $51.4 million relating to impairments of intangibles assets, $15.5 million relating to impairments of net property, plant and equipment, and $9.2 million for DDi Corp. and $8.8 million for DDi Capital in accrued restructuring expenses. Such accrued restructuring expenses represented $4.4 million in estimated facilities closure costs, $3.5 million for DDi Corp. and $3.1 million for DDi Capital in severance and related expenses associated with the involuntary termination of the 208 staff and management employees from the plant closures and changes in senior management undertaken in the fourth quarter of 2001, and $1.3 million in other exit costs. Total accrued restructuring expenses at December 31, 2001 were $6.4 million for DDi Corp. and $6.1 million for DDi Capital. During the six months ended June 30, 2002, approximately $3.0 million for DDi Corp. and $2.8 for DDi Capital was expended in cash, leaving accrued restructuring costs at June 30, 2002 of $3.4 million and $3.3 million for DDi Corp. and DDi Capital, respectively. The closure of the facilities is estimated to be effectively complete by September 30, 2002.

In April 2002, management and the Company’s Board of Directors approved a plan to close its Texas and Moorpark facilities, selected design centers and the restructuring of various UK operations. In conjunction with this plan, DDi Corp. and DDi Capital recorded charges in the second quarter of 2002 totaling $17.9 million and $17.2 million, respectively. Of these amounts, $3.5 million for DDi Corp. and $3.4 million for DDi Capital represent restructuring related inventory impairments and were therefore reflected as a component of gross profit. The remaining $14.4 million of charges for DDi Corp. and $13.8 million for DDi Capital were classified as “Restructuring and other related charges.” Such charges consist

DDi CAPITAL CORP. AND DDi CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of $8.3 million for DDi Corp. and $8.2 million for DDi Capital relating to impairments of net property, plant and equipment, and $6.1 million for DDi Corp. and $5.6 million for DDi Capital in accrued restructuring expenses. The accrued restructuring expenses represented $2.5 million for DDi Corp. and $2.4 for DDi Capital in estimated facilities closure costs, $3.0 million for DDi Corp. and $2.6 million for DDi Capital in severance and related expenses associated with the involuntary termination of the 135 staff and management employees from the plant closures undertaken in the second quarter of 2002, and $0.6 million in other exit costs. Total accrued restructuring expenses at June 30, 2002 were $3.9 million for DDi Corp. and $3.8 million for DDi Capital. The closure of the facilities is estimated to be effectively complete by December 31, 2002.

NOTE 16.    COMPREHENSIVE INCOME (LOSS)

SFAS No. 130 “Reporting Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity. Comprehensive income (loss) for DDi Capital and DDi Corp. consists of net income (loss) plus the effect of foreign currency translation adjustments, unrealized holding gains (losses) on marketable securities classified as available-for-sale and unrealized net gains (losses) on interest rate swaps and related unrealized net tax impact.

The Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001 (see Note 4). In accordance with the transition provisions of SFAS No. 133, DDi Capital and DDi Corp. recorded a cumulative-effect-type adjustment to accumulated other comprehensive loss for the initial difference between the book value and fair value of interest rate swap agreements as of January 1, 2001.

NOTE 17.    RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.” Among other matters, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” will be used to classify those gains and losses.

The Company adopted SFAS No. 145 in the second quarter of 2002. As a result of the adoption of this pronouncement, the Company accounts for the impact of the early extinguishment of debt as a component of net interest expense in the accompanying condensed consolidated statements of operations. In accordance with SFAS No. 145, the Company has reclassified certain costs incurred in prior periods that were previously classified as extraordinary items, net of related income taxes. Such reclassifications had no effect upon net income (loss), but resulted in increases of $8.0 million and $19.6 million to reported interest expense for the second quarter and six months ended June 30, 2001, respectively.

In June 2002, the FASB issued SFAS No. 146 “ Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF 94-3 shall continue to apply for exit activities initiated under an exit plan that met criteria of EITF 94-3 prior to the initial application of SFAS No. 146.

NOTE 18.    SUBSEQUENT EVENT

In July 2002, DDi Corp. made a capital contribution of $30.0 million to Dynamic Details, Inc., pursuant to the terms of the amended senior credit facility (see Note 3).

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

DDi Corp., formerly known as DDi Holdings Corp. (“DDi Corp.”), provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other electronics manufacturing service providers. Operating through our primary operating subsidiaries, DDi Europe Limited (“DDi Europe”) and Dynamic Details, Incorporated (“Dynamic Details”), we target customers that are characterized by new product development programs demanding the rapid application of advanced technology and design.

As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries, including DDi Capital Corp. (“DDi Capital”), DDi Europe and Dynamic Details.

This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Capital Corp.’s and DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Net Sales

DDi Capital net sales decreased $17.8 million (27%) to $47.4 million for the three months ended June 30, 2002, from $65.2 million for the same period in 2001. DDi Corp. net sales decreased $23.7 million (28%) to $62.1 million for the three months ended June 30, 2002, from $85.8 million for the same period in 2001. Such decreases in net sales are attributable to reductions in panels produced and the average price per panel, reflecting softened economic conditions in both North America and Europe.

Gross Profit

DDi Capital gross profit decreased $18.6 million (92%) to $1.7 million for the three months ended June 30, 2002, from $20.3 million for the same period in 2001. DDi Corp. gross profit decreased $23.8 million (90%) to $2.7 million for the three months ended June 30, 2002, from $26.5 million for the same period in 2001. The gross profit for DDi Capital and DDi Corp. includes incremental charges ($3.4 million for DDi Capital and $3.5 million for DDi Corp.) for inventory write-downs in connection with our second quarter 2002 restructuring initiatives (see the discussion of Restructuring and Other Related Charges for further information). Excluding the incremental charge, DDi Capital gross profit was $5.1 million, or 11% of net sales for the three months ended June 30, 2002, down from 31% of net sales for the same period in 2001. On the same basis, DDi Corp. gross profit was $6.2 million, or 10% of net sales for the three months ended June 30, 2002, down from 31% for the same period in 2001. The decreases in the Company’s gross profit resulted from lower average pricing in 2002 and reduced absorption of fixed manufacturing overhead. The impact of the decreases in sales was mitigated by various cost control initiatives relating to materials, production personnel and overhead expenses.

Sales and Marketing Expenses

DDi Capital sales and marketing expenses increased $0.4 million (8%) to $5.6 million for the three months ended June 30, 2002, from $5.2 million for the same period in 2001. DDi Corp. sales and marketing expenses increased $0.3 million (5%) to $6.2 million for the three months ended June 30, 2002, from $5.9 million for the same period in 2001. Such increases in sales and marketing expenses reflect additional costs associated with the Company’s Tokyo-based sales office and a shift in the overall production mix resulting in increased commissions and other variable expenses.

General and Administration Expenses

DDi Capital general and administration expenses remained at approximately $3.0 million for the three months ended June 30, 2002, from the same period in 2001. DDi Corp. general and administration expenses decreased $0.1 million (2%) to $4.6 million for the three months ended June 30, 2002, from $4.7 million for the same period in 2001. General and administrative expenses increased as a percentage of sales for the Company, however, reflecting the relatively fixed nature of many of these costs.

Restructuring and Other Related Charges

Restructuring and related charges were $13.8 million for DDi Capital and $14.4 million for DDi Corp. for the three months ended June 30, 2002. Such charges represent incremental costs incurred in connection with management’s decision to close various facilities, eliminate additional overhead, and remove underutilized assets from productive service. See Note 15 to the Condensed Consolidated Financial Statements.

Amortization of Intangibles

Amortization of intangibles for the three months ended June 30, 2001 was $4.5 million for DDi Capital and $5.8 million for DDi Corp. Effective January 1, 2002, the Company adopted of Statement of Financial Accounting Standards No. 142 (see Note 14 to the Condensed Consolidated Financial Statements). As a result of the adoption of this standard, the Company recorded no amortization of intangibles for the three months ended June 30, 2002.

Goodwill Impairment

DDi Capital and DDi Corp. recorded a goodwill impairment of $45 million and $60 million, respectively, during the three months ended June 30, 2002. See Note 14 to the Condensed Consolidated Financial Statements.

Net Interest Expense

DDi Capital net interest expense decreased $10.9 million (95%) to $0.6 million for the three months ended June 30, 2002, from $11.5 million for the same period in 2001. Such decrease in net interest expense is due primarily to the retirement of debt in each period. For the three months ended June 30, 2002, the Company recorded approximately $1.4 million in net non-cash credits resulting from a write-off of debt issuance costs in connection with the prepayment of a portion of the Dynamic Details Senior Term Facility and the modification of the related interest rate swap agreement. For the three months ended June 30, 2001, the Company recorded net interest charges of approximately $8.0 million in connection with the redemption of a portion of the DDi Capital Senior Discount Notes. See Note 17 to the Condensed Consolidated Financial Statements. The decrease in net interest expense also reflects the reduced indebtedness resulting from the aforementioned transactions, the redemption of the Dynamic Details Senior Subordinated Notes in February 2001, and the scheduled principal repayments of the Dynamic Details Senior Credit Facility. DDi Corp. net interest expense decreased $9.2 million (68%) to $4.4 million for the three months ended June 30, 2002, from $13.6 million for the same period in 2001. Such decrease in net interest expense reflects the decrease in net interest expense incurred by DDi Capital, partially offset by interest expense incurred on the DDi Corp. 6.25% Convertible Subordinated Notes issued in April 2002.

Income Taxes

The DDi Capital effective tax rate decreased to an expense rate of approximately 1% for the three months ended June 30, 2002, from a benefit rate of 34% for the same period in 2001. The DDi Corp. effective income tax rate decreased to a benefit rate of approximately 1% for the three months ended June 30, 2002, as compared to a benefit rate of 28% for the same period in 2001. For the three months ended June 30, 2002, the Company’s effective tax rates reflect the impact of substantial non-deductible items, primarily the goodwill impairment (see Goodwill Impairment above), and valuation allowances relating to certain state deferred tax assets, including certain state tax credits.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Net Sales

DDi Capital net sales decreased $89.4 million (49%) to $94.4 million for the six months ended June 30, 2002, from $183.8 million for the same period in 2001. DDi Corp. net sales decreased $101.9 million (45%) to $124.6 million for the six months ended June 30, 2002, from $226.5 million for the same period in 2001. Such decreases in net sales are attributable to a reduction in panels produced and the average price per panel, reflecting softened economic conditions in both North America and Europe.

Gross Profit

DDi Capital gross profit decreased $57.7 million (90%) to $6.5 million for the six months ended June 30, 2002, from $64.2 million for the same period in 2001. DDi Corp. gross profit decreased $70 million (88%) to $9.1 million for the three months ended June 30, 2002, from $79.1 million for the same period in 2001. The gross profit for DDi Capital and DDi Corp. includes incremental charges ($3.4 million for DDi Capital and $3.5 million for DDi Corp.) for inventory write-downs in connection with our second quarter 2002 restructuring initiatives (see the discussion of Restructuring and Other Related Charges for further information). Excluding the incremental charge, DDi Capital gross profit was $9.9 million, or 10% of net sales for the six months ended June 30, 2002, down from 35% of net sales for the same period in 2001. On the same basis, DDi Corp. gross profit was $12.5 million, or 10% of net sales for the six months ended June 30, 2002, down from 35% for the same period in 2001. The decreases in the Company’s gross profit resulted from the lower level of net sales generated in 2002. The impact of the decreases in sales was mitigated by various cost control initiatives relating to materials, production personnel and overhead expenses.

Sales and Marketing Expenses

DDi Capital sales and marketing expenses decreased $2.6 million (19%) to $11.4 million for the six months ended June 30, 2002, from $14 million for the same period in 2001. DDi Corp. sales and marketing expenses decreased $2.9 million (19%) to $12.4 million for the six months ended June 30, 2002, from $15.3 million for the same period in 2001. Such decreases in sales and marketing expenses reflect the lower level of net sales, partially offset by additional costs associated with the Company’s Tokyo-based sales office and a shift in the overall production mix resulting in increased commissions and other variable expenses.

General and Administration Expenses

DDi Capital general and administration expenses decreased $2.3 million (28%) to $6 million for the six months ended June 30, 2002, from $8.3 million for the same period in 2001. DDi Corp. general and administration expenses decreased $2.8 million (24%) to $9 million for the six months ended June 30, 2002, from $11.8 million for the same period in 2001. The decreases in general and administrative expenses reflect the impact of various cost control initiatives. Such expenses increased as a percentage of net sales, however, reflecting the relatively fixed nature of many of these costs.

Restructuring and Other Related Charges

Restructuring and related charges were $13.8 million for DDi Capital and $14.4 million for DDi Corp. for the six months ended June 30, 2002. Such charges represent incremental costs incurred in connection with management’s decision to close various facilities, eliminate additional overhead, and remove underutilized assets from productive service. See Note 15 to the Condensed Consolidated Financial Statements.

Amortization of Intangibles

Amortization of intangibles for the six months ended June 30, 2001 was $9 million for DDi Capital and $11.5 million for DDi Corp. Effective January 1, 2002, the Company adopted of Statement of Financial Accounting Standards No. 142 (see Note 14 to the Condensed Consolidated Financial Statements). As a result of the adoption of this standard, the Company recorded no amortization of intangibles for the six months ended June 30, 2002.

Goodwill Impairment

DDi Capital and DDi Corp. recorded a goodwill impairment of $45 million and $60 million, respectively, during the six months ended June 30, 2002. See Note 14 to the Condensed Consolidated Financial Statements.

Net Interest Expense

DDi Capital net interest expense decreased $25 million (86%) to $4.1 million for the six months ended June 30, 2002, from $29.1 million for the same period in 2001. Such decrease in net interest expense is due primarily to the retirement of debt in each period. For the six months ended June 30, 2002, the Company recorded approximately $1.4 million in net non-cash credits resulting from a write-off of debt issuance costs in connection with the prepayment of a portion of the Dynamic Details Senior Term Facility and the modification of the related interest rate swap agreement. For the six months ended June 30, 2001, the Company recorded net interest charges of approximately $19.6 million in connection with the redemption of the Dynamic Details Senior Subordinated Notes in February 2001 and a portion of the DDi Capital Senior Discount Notes in the second quarter of 2001. See Note 17 to the Condensed Consolidated Financial Statements. The decrease in net interest expense also reflects the reduced indebtedness resulting from the aforementioned transactions and the scheduled principal repayments of the Dynamic details Senior Credit Facility. DDi Corp. net interest expense decreased $22.6 million (70%) to $9.8 million for the six months ended June 30, 2002, from $32.4 million for the same period in 2001. Such decrease in net interest expense reflects the decrease in net interest expense incurred by DDi Capital, partially offset by interest expense incurred on the DDi Corp. 5.25% Convertible Subordinated Notes issued in February 2001 and the DDi Corp. 6.25% Convertible Subordinated Notes issued in April 2002.

Income Taxes

The DDi Capital effective tax rate decreased to a benefit rate of approximately 3% for the six months ended June 30, 2002, from an expense rate of 80% for the same period in 2001. The DDi Corp. effective income tax rate decreased to a benefit rate of approximately 5% for the six months ended June 30, 2002, as compared to a benefit rate of 60% for the same period in 2001. For the six months ended June 30, 2002, the Company’s effective tax rates reflect the impact of substantial non-deductible items, primarily the goodwill impairment (see Goodwill Impairment above), and valuation allowances relating to certain state deferred tax assets, including certain state tax credits.

Liquidity and Capital Resources

As of June 30, 2002, cash, cash equivalents and marketable securities were $12.4 million for DDi Capital and $49.6 million for DDi Corp., compared to $39.5 million for DDi Capital and $45.5 million for DDi Corp. as of December 31, 2001. Additionally, the Company had $12.5 million in restricted cash and investments at June 30, 2002 (see Note 7 to the condensed consolidated financial statements). Our principal sources of liquidity to fund ongoing operations are cash provided by operations, existing cash, cash equivalents and marketable securities available for sale.

Net cash provided by (used in) operating activities for the six months ended June 30, 2002 was $0.4 million for DDi Capital and $(2.5) million for DDi Corp., compared to $52.2 million for DDi Capital and $61.4 million for DDi Corp. for the six months ended June 30, 2001. The decline in operating cash flow is due primarily to lower levels of earnings in the current period.

Capital expenditures for the six months ended June 30, 2002 were $5.3 million for DDi Capital and $6.5 million for DDi Corp., compared to $14.2 million for DDi Capital and $21.0 million for DDi Corp. for the six months ended June 30, 2001.

As of June 30, 2002, DDi Capital and DDi Corp. had long-term borrowings of $82.0 million and $303.1 million, respectively. Dynamic Details has a $50.0 million revolving credit facility for revolving credit loans, letters of credit and swing line loans. Access to the full amount of the revolving credit facility is subject to conditions set forth in the credit facility agreement. Under an amendment to the Dynamic Details senior credit facility in June 2002, the maximum we can borrow under the revolving credit facility is limited to $25 million until December 31, 2003. At June 30, 2002, Dynamic Details had no amounts outstanding under this revolving credit facility and had $1.2 million reserved against the facility for letters of credit and had $23.8 million available for borrowing under the facility. Our European operating subsidiary, DDi Europe, has $15.3 million available for borrowing under its revolving credit facility. At June 30, 2002, no amounts were drawn on this revolving credit facility.

The following table shows our contractual cash obligations and commercial commitments as of June 30, 2002:

Payments Due by Period
(in millions)

	DDi Capital
	For the Six Months Ending December 31,	Year Ending December 31,
Commitments	2002	2003	2004	2005	2006	Thereafter	Total
Long-Term Debt	$4.7	$11.0	$24.7	$32.8	$—	$16.1	$89.3
Capital Lease Obligations	0.8	1.5	1.4	1.3	—	—	5.0
Operating Leases	3.2	5.8	5.0	5.0	3.7	12.3	35.0

Total Commitments	$8.7	$18.3	$31.1	$39.1	$3.7	$28.4	$129.3

	DDi Corp.
	For the Six Months Ending December 31,	Year Ending December 31,
Commitments	2002	2003	2004	2005	2006	Thereafter	Total
Long-Term Debt	$4.7	$15.6	$29.3	$37.4	$4.6	$220.6	$312.2
Capital Lease Obligations	1.3	1.8	1.6	1.4	—	—	6.1
Operating Leases	4.3	7.8	6.9	6.8	5.6	30.5	61.9

Total Commitments	$10.3	$25.2	$37.8	$45.6	$10.2	$251.1	$380.2

On February 14, 2001, DDi Corp. and some of its shareholders completed a follow-on public offering of 6,000,000 shares of its common stock, with 3,000,000 shares issued by DDi Corp. and the remainder sold by selling shareholders. The shares were sold at $23.50 per share, generating proceeds of $67.0 million, net of underwriting discounts, commissions and expenses. Concurrently, DDi Corp. issued 5.25% Convertible Subordinated Notes due March 1, 2008 with an aggregate principal of $100.0 million. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $30.00 per share, subject to certain adjustments. These notes generated proceeds of $97.0 million, net of underwriting discounts, commissions and expenses. The net proceeds of both transactions were used to repurchase a portion of the DDi Capital senior discount notes and all of the Dynamic Details senior subordinated notes (see Note 6 to the condensed consolidated financial statements).

On April 2, 2002, DDi Corp. completed its private offering of $100.0 million aggregate principal amount of 6.25% Convertible Subordinated Notes due April 1, 2007. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.04 per share, subject to certain adjustments. These notes generated proceeds of $95.8 million, net of underwriting discounts. Approximately $47.9 million of the net proceeds from the sale were used to repay a portion of the Dynamic Details Senior Term Facility, $12.5 million was placed in an interest reserve account to cover two years of interest payments on the notes and the remainder will be used for working capital and general corporate purposes. In connection with the $47.9 million repayment of the Senior Term Facility, Dynamic Details elected to amend its swap agreement by reducing the notional balance of the swap to reflect the impact of the debt repayment on the outstanding principal. In connection with the amendment of the swap agreement, Dynamic Details paid approximately $3.1 million to the counterparty, representing the pro-rata portion of the deferred swap liability (see Note 7 to the condensed consolidated financial statements).

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

FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from our actual future experience involving any one or more of such matters and subject areas. We wish to caution readers that all statements other than statements of historical facts included in this quarterly report on Form 10-Q regarding our financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; (2) success of our restructuring efforts; (3) the ability to sustain historical margins as the industry develops; (4) increased competition; (5) increased costs; (6) loss or retirement of key members of management; (7) increases in our cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (8) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and (9) inability to consummate acquisitions on attractive terms. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experiences to differ from our current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, our business and results of operations are subject to the risks and uncertainties described herein under the heading “Factors That May Affect Future Results” contained herein, however, the operations and results of our business also may be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time-to-time in our registration statements and periodic reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Substantial Indebtedness

We have a substantial amount of indebtedness. As of June 30, 2002, our total debt was approximately $93.6 million for DDi Capital and $317.6 million for DDi Corp. As of June 30, 2002, we had $23.8 million available under the Dynamic Details senior credit facility and $14.6 million available under the DDi Europe credit facility for future borrowings for general corporate purposes and working capital needs. In addition, subject to the restrictions in the DDi Corp. convertible subordinated notes, DDi Capital senior discount notes and Dynamic Details senior credit facility, we may incur additional indebtedness in an unrestricted amount from time to time to finance acquisitions or capital expenditures or for other purposes.

As a result of our level of debt and the terms of our debt instruments:

•	our vulnerability to adverse general economic conditions is heightened;

•	we will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

•
we are and will continue to be limited by financial and other restrictive covenants in our ability to borrow additional funds, consummate asset sales, enter into transactions with affiliates or conduct mergers and acquisitions;

•	our flexibility in planning for, or reacting to, changes in our business and industry will be limited;

•	we are sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates; and

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

Our ability to pay principal and interest on our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control, as well as the availability of revolving credit borrowings under the Dynamic Details senior credit facility and the DDi Europe facilities agreement or successor facilities. We anticipate that our existing cash and marketable securities, operating cash flow, amounts available under our existing credit facilities will be sufficient to meet our operating expenses and to service our debt requirements as they become due. If we are unable to service our indebtedness, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. There is no assurance that we can effect any of these remedies on satisfactory terms, or at all.

Business Cycles of the End Markets We Serve

The end markets into which we sell printed circuit boards and electronic manufacturing services (including communications and networking equipment; computers and peripherals; medical, automotive, industrial and test equipment; and aerospace equipment) have their own business cycles. Some of these cycles show predictability from year to year. However, other cycles are unpredictable in commencement, depth and duration. The communications industry entered into a significant downturn in late 2000, which continues as of this date. This has had a negative impact on our revenues and operating performance for the six months ended June 30, 2002 and has continued to have a negative impact on our revenues and operating performance during the third quarter of 2002. The failure of such industries to recover, a worsening of the downturn, or any other event leading to additional excess capacity will negatively impact our revenues, gross margins and operating margins.

Potential Adverse Effects Relating to Our Indebtedness

Dynamic Details and DDi Europe are required to maintain specified financial ratios and satisfy certain financial condition tests contained in their respective credit facilities. If Dynamic Details and DDi Europe are not able to meet the financial ratios and satisfy the financial condition tests contained in their respective credit facilities, we may be required to commence discussions with our lenders regarding forbearance agreements, additional amendments or waivers under, or a potential restructuring of, our indebtedness. There can be no assurance that any such agreement could be obtained.

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

Restrictions Imposed by Terms of Indebtedness

The terms of our indebtedness restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. DDi Europe, DDi Capital and Dynamic Details are also required to maintain specified financial ratios and satisfy certain financial condition tests. Our subsidiaries’ ability to meet those financial ratios and tests can be affected by events beyond our subsidiaries’ control, and there can be no assurance that they will meet those tests. Depending on the specific circumstance, breach of any of these covenants could result in a default under some or all of our indebtedness agreements. Upon the occurrence of an event of default, lenders under such indebtedness could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable. If we were unable to repay such amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all the assets of Dynamic Details and its subsidiaries are pledged as security under the Dynamic Details senior credit facility. Substantially all the assets of DDi Europe are pledged as security under the DDi Europe facilities agreement.

Restrictions on DDi Corp.’s Ability to Use Funds from Its Operating Subsidiaries

DDi Corp. is a holding company, and a significant portion of its operations are conducted by its subsidiaries. DDi Corp.’s cash flow and its ability to service indebtedness are dependent to a large extent upon cash dividends and distributions or other transfers from its subsidiaries. In addition, any payment of dividends, distributions, loans or advances by DDi Corp.’s subsidiaries to DDi Corp. could be subject to restrictions on dividends imposed by the current and future debt instruments of its subsidiaries and applicable laws. Such payments to DDi Corp. by its subsidiaries are contingent upon the subsidiaries’ earnings. Any right that DDi Corp. has to receive any assets of any of its subsidiaries upon the liquidation or reorganization of any such subsidiary will be effectively subordinated to the claims of subsidiary creditors, including trade creditors and holders of debt issued by the subsidiary.

The Dynamic Details senior credit facility and the DDi Europe facilities agreement restrict the ability of Dynamic Details and DDi Europe to pay dividends or make loans to DDi Corp. If DDi Corp. does not have funds available from other sources to repay its indebtedness when due, DDi Corp. could attempt to refinance all or a portion of its indebtedness or seek the consent of its lenders to make the payments due, but there can be no assurance that DDi Corp. can obtain such consent. If DDi Corp. does not have funds available from other sources and is not able to obtain a consent of its lenders, DDi Corp. could not make the payments due under its indebtedness. DDi Corp.’s failure to make any payments due under its indebtedness would constitute an event of default under such indebtedness, which may constitute a default under the terms of our other indebtedness.

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

Dependence on a Core Group of Significant Customers

Although we have a large number of customers, no one customer accounted for more than 10% of net sales for the second quarter ended June 30, 2002. Net sales to our ten largest customers accounted for approximately 22.3% for DDi Capital and 25.4% for DDi Corp of net sales during the same period. We may depend upon a core group of customers for a material percentage of their respective net sales in the future. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact revenues. In addition, we generate significant accounts receivable in connection with providing services to customers. If one or more significant customers were to become insolvent or otherwise were unable to pay us for the services provided, results of operations would be adversely affected.

Variability of Orders

Our operating results fluctuate because we sell on a purchase-order basis rather than pursuant to long-term contracts and we expect these fluctuations to continue in the future. We are therefore sensitive to variability in demand by our customers. Because we time our expenditures in anticipation of future sales, our operating results may be less than we estimate if the timing and volume of customer orders do not match expectations. Furthermore, we may not be able to capture all potential revenue in a given period if our customers’ demand for quick-turnaround services exceeds our capacity during that period. Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Because a significant portion of our operating expenses are fixed, even a small revenue shortfall can have a disproportionate effect on operating results. It is possible that, in future periods, results may be below the expectations of public market analysts and investors. This could cause the market price of DDi Corp.’s common stock to decline.

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

Dependence on Acquisition Strategy

As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions of other companies, assets or product lines that complement or expand our existing business. Competition for attractive companies in our industry is substantial. We cannot assure you that we will be able to identify suitable acquisition candidates or to finance and complete transactions that we select. In addition, existing credit facilities restrict our ability to acquire the assets or business of other companies. The attention of our management may be diverted, and operations may be otherwise disrupted. If we fail to effectively execute this acquisition strategy, the growth of our revenues may suffer and the price of DDi Corp.’s common stock may decline.

Risks Relating to the Closure or Restructuring of Our Manufacturing Facilities

During the fourth quarter of 2001, we closed two of our manufacturing facilities which required us to transfer associated orders to other facilities. This transfer had a negative impact on our expected margins for these orders in the first quarter of 2002 and has negatively impacted our financial performance. In addition, we have recently decided to close two more manufacturing facilities, which we expect to complete during the fourth quarter of 2002. These closures could have a similar negative impact on our margins and our financial performance. We can provide no assurance that the contemplated closures or any additional restructuring we may pursue in the future will not have a negative impact on our margins or financial performance.

Costs of International Expansion

We have expanded into new foreign markets and intend to continue our international expansion. We completed our acquisition of MCM Electronics and Thomas Walter Limited, both United Kingdom companies, on April 14, 2000 and March 5, 2001, respectively. We also acquired Olympic Circuits Canada, a Canadian company, on May 9, 2001. In addition, in April 2001, we established Dynamic Details Japan as a sales office in Tokyo, Japan. Entry into foreign markets may require considerable management time as well as, in the case of new operations, start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, operations in new foreign markets may achieve low margins or may be unprofitable. We may not be able to utilize net operating losses incurred by foreign operations to reduce our U.S. income taxes. Therefore, as we continue to expand internationally, we may not generate operating results consistent with historical performance, and the market price of DDi Corp.’s common stock may decline.

Inaccuracies in Forecasting Our Supply Needs Could Negatively Impact Our Results of Operations

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

Intellectual Property

Our success depends in part on proprietary technology and manufacturing techniques. Currently, we do not rely on patent protection to safeguard these proprietary techniques but rely primarily on trade secret protection. Litigation may be necessary to protect our technology and determine the validity and scope of the proprietary rights of competitors. Intellectual property litigation could result in substantial costs and diversion of our management and other resources. If any infringement claim is asserted against us, we may seek to obtain a license of the other party’s intellectual property rights. We cannot assure you that a license would be available on reasonable terms or at all.

Environmental Matters

Our operations are regulated under a number of federal, state and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because we use in our manufacturing process materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. In addition, because we are a generator of hazardous wastes, we may be subject to potential financial liability for costs associated with an investigation and any remediation of sites at which we have arranged for the disposal of hazardous wastes if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, solder stripping solutions and hydrochloric acid solution containing palladium; waste water which contains heavy metals, acids, cleaners and conditioners; and filter cake from equipment used for on-site waste treatment. Violations of environmental laws could subject us to revocation of our effluent discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, thereby negatively impacting revenues and potentially causing the market price of DDi Corp.’s common stock to decline.

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

Possible Effects of Changes in Our Debt Ratings

Certain of our outstanding debt instruments are publicly rated by independent rating agencies, which ratings are now below investment grade. These public debt ratings affect our ability to raise debt, our access to the commercial paper market (which is currently closed to us), and our ability to engage in asset-based financing. These public debt ratings also may negatively affect the cost to us and terms and conditions of debt and asset-based financings. Additionally, any negative developments regarding our cash flow, public debt ratings and/or our incurring significant levels of debt, or our failure to meet certain covenants under our credit agreements, could cause us to lose access to, and/or cause a default under certain of our credit facilities and adversely affect further the cost and terms and conditions of our debt and asset-based financings.

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

A further decline in our stock price could result in a charge for impairment of goodwill

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill and certain other intangible assets be tested for impairment at least annually or whenever evidence of potential impairment exists. Under SFAS 142, we are required to recognize an impairment charge for the write-down of our goodwill if the fair values of our net assets are less than their current recorded book values. As a result of the recent significant decline in the market price of DDi Corp.’s common stock, we were required to test our goodwill and certain other intangible assets for impairment. As a result of this impairment analysis, DDi Corp. recorded a $60 million goodwill impairment charge during the second quarter of 2002. A further decline in the market price of DDi Corp.’s common stock could require us to further test our goodwill and certain other intangible assets for impairment and require us to recognize an additional impairment charge for the write-down of our goodwill if the fair values of our net assets are less than their current recorded book values.

DDi Corp.’s Common Stock May Be Delisted From The Nasdaq National Market.

DDi Corp. has received a notice from Nasdaq that its common stock has failed to maintain the required minimum bid price of $1.00 over a period of 30 consecutive trading days. As a result, Nasdaq has provided DDi Corp. with 90 calendar days, or until November 4, 2002, to regain compliance with this requirement or be delisted from trading on the Nasdaq National Market. While our Board of Directors intends to review the options available to us for regaining compliance with the listing requirements of the Nasdaq National Market, we may also consider transferring our securities to The Nasdaq SmallCap Market (“SmallCap Market”), which would increase the initial grace period from 90 days to 180 days. In addition, if we transfer to the SmallCap Market, we could be eligible for an additional 180-calendar day grace period provided that we meet the initial listing criteria for the SmallCap Market under Marketplace Rule 4301(c)(2)(A). Furthermore, we may be eligible to transfer back to The Nasdaq National Market, without paying the initial listing fees the end of all applicable grace periods, DDi Corp.’s bid price maintains the $1.00 per share requirement for 30 consecutive trading days and we have maintained compliance with all other continued listing requirements on that market. Our failure to comply or promptly to cure a noncompliance could result in our stock being delisted. If our stock is delisted, trading, if any, in the stock would thereafter be conducted in the over-the-counter market in the “pink sheets” or the National Association of Securities Dealers’ “Electronic Bulletin Board” and the liquidity of our stock could be materially impaired.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The DDi Europe facilities agreement and the Dynamic Details senior credit facility bear interest at a floating rate; the DDi Capital senior discount notes and DDi Corp. convertible subordinated notes bear interest at fixed rates. We reduce our exposure to interest rate risks through swap agreements.

The Dynamic Details revolving credit facility bears interest at (a) 3.75% per annum plus the applicable LIBOR or (b) 2.00% per annum plus the federal reserve reported overnight funds rate plus 0.5% per annum. As of June 30, 2002, we had no amount outstanding under our revolving credit facility. Based upon our anticipated utilization of the Dynamic Details revolving credit facility through the year ending December 31, 2002, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

Under the terms of the current swap agreement, we pay a maximum annual rate of interest applied to a notional amount equal to the principal balance of the term facility portion of the Dynamic Details senior credit facility. From January 1, 2002 through December 31, 2002 we pay a fixed annual rate of 5.99%, from January 1, 2003 through December 31, 2003, we pay a fixed annual rate of 6.49% and from January 1, 2004 through the scheduled maturity of the Tranche B term facility under the Dynamic Details senior credit facility in 2005 we pay a fixed annual rate of 6.99%. The term loan facility portion of the Dynamic Details senior credit facility bears interest based on one-month LIBOR. As of June 30, 2002, one-month LIBOR was 1.84%. If one-month LIBOR increased by 10% to 2.02%, interest expense related to the term loan facility portion would not increase over the twelve months ending June 30, 2003 due to the fixed rates under the swap agreements. The overall effective interest rate for the term loans, after giving effect to the interest rate swap agreement, as of June 30, 2002, was 9.91%.

Under the terms of the current swap agreement, DDi Europe pays a fixed annual rate of interest equal to 6.92% applied to fixed amounts of debt per the agreement, through September 2002. As of June 30, 2002, the swap covers approximately 100% of the outstanding debt under the facilities agreement. Based upon our anticipated utilization of the DDi Europe revolving credit facility through the year ending December 31, 2002, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period. The DDi Europe facilities agreement bears interest based on three-month LIBOR. As of June 30, 2002, three-month LIBOR was 1.86%. If three-month LIBOR increased by 10% to 2.05%, interest expense related to the term loan facility would not increase due to the fixed rate of 6.92% under the swap agreement. The overall effective interest rate for the term loans, after giving effect to the interest rate swap agreement, as of June 30, 2002, was 8.67%.

A change in interest rates would not have an effect on our interest expense on the DDi Capital senior discount notes or DDi Corp. convertible subordinated notes because these instruments bear a fixed rate of interest.

Foreign Currency Exchange Risk

The sales and expenses and financial results of DDi Europe and of our Canadian operations are denominated in British pounds and Canadian dollars, respectively. We have foreign currency translation risk equal to our net investment in those operations. However, since nearly all of our sales are denominated in local currency or in U.S. dollars, we have relatively little exposure to foreign currency transaction risk with respect to sales made. Based on our forecasts, the effect of an immediate 10% change in exchange rates would not have an impact on our operating results over the 12 month period ending June 30, 2003. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

PART II OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds.

On April 2, 2002, DDi Corp. sold $100.0 million aggregate principal amount of 6.25%Convertible Subordinated Notes due April 1, 2007 in a private offering to J.P. Morgan Securities Inc. and Robertson Stephens, Inc., the initial purchasers of the notes. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Act”). The notes were subsequently sold to qualified institutional buyers pursuant to the exemption provided by Rule 144A of the Act. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.04 per share, subject to certain adjustments. We issued the notes to the initial purchasers at a 3% discount. These notes generated proceeds of $95.8 million, net of underwriting discounts. Approximately $47.9 million of the net proceeds from the sale were used to repay a portion of the Dynamic Details Senior Term Facility, $12.5 million was placed in an interest reserve account to cover two years of interest payments on the notes and the remainder will be used for working capital and general corporate purposes. In connection with the $47.9 million repayment of the Senior Term Facility, Dynamic Details elected to amend its swap agreement by reducing the notional balance of the swap to reflect the impact of the debt repayment on the outstanding principal. In connection with the amendment of the swap agreement, Dynamic Details paid approximately $3.1 million to the counterparty, representing the pro-rata portion of the deferred swap liability. The notes are redeemable by DDi Corp. any time on or after December 21, 2004 at specified prices. In connection with the sale of the notes, DDi Corp. entered into a registration rights agreement, pursuant to which DDi Corp. has filed a registration statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes.

Item 4.     Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of DDi Corp. was held on May 14, 2002 for the purpose of (a) electing four Class II Directors to the Board of Directors and (b) voting on a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors. Robert Guezuraga, Murray Kenney, Bruce D. McMaster and Stephen Zide were elected to serve as Class II Directors of the Company for three-year terms expiring at the 2005 Annual Meeting of Stockholders. Prescott Ashe and David Dominik continued in office as Class I Directors and Edward W. Conard, Stephen G. Pagliuca and Mark R. Benham continued in office as Class III Directors.

The tabulation of the votes cast for the election of Messrs. Guezuraga, Kenney, McMaster and Zide was as follows:

	Votes For	Votes Withheld
Robert Guezuraga	36,204,545	334,002
Murray Kenney	36,042,545	496,002
Bruce D. McMaster	25,019,988	11,518,559
Stephen Zide	35,934,546	604,001

The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors was approved. The tabulation of votes was as follows:

Votes For	Votes Against	Abstensions	Broker Non-Votes
35,483,499	1,049,455	5,593	0

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits.

The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission as part of this Quarterly Report on Form 10-Q.

Exhibit	Description
10.1
Purchase Agreement dated as of March 26, 2002 among DDi Corp., as issuer, and J.P. Morgan Securities Inc. and Robertson Stephens, Inc, as the Initial Purchasers of DDi Corp.’s 6.25% Convertible Subordinated Notes due 2007. (Previously filed with the Commission on May 15, 2002 as Exhibit 10.1 to DDi Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which is incorporated herein by reference.)

10.2
Registration Rights Agreement dated as of April 2, 2002 among DDi Corp. and J.P. Morgan Securities Inc. and Robertson Stephens, Inc. (Previously filed with the Commission on May 15, 2002 as Exhibit 10.2 to DDi Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which is incorporated herein by reference.)

10.3
Indenture dated April 2, 2002 between DDi Corp., as Issuer, and State Street Bank and Trust Company, as Trustee, relating to DDi Corp.’s 6.25% Convertible Subordinated Notes due 2007. (Previously filed with the Commission on May 15, 2002 as Exhibit 10.3 to DDi Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which is incorporated herein by reference.)

10.4
Sixth Amendment, dated as of June 28, 2002, to the Credit Agreement, dated as of July 23, 1998, among (i) DDi Capital Corp., formerly known as Details, Capital Corp.; (ii) Dynamic Details, Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details Incorporated, Silicon Valley, formerly known as Dynamic Circuits, Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company; and (vi) The Chase Manhattan Bank. (Previously filed with the Commission on July 1, 2002 as Exhibit 99.1 to DDi Capital and DDi Corp.’s Current Report on Form 8-K.)

99.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Executive Officer of DDi Capital Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of Chief Financial Officer of DDi Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Certification of Chief Financial Officer of DDi Capital Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

The following Current Reports on Form 8-K were filed in the quarterly period ended June 30, 2002:

(i)	On April 2, 2002, DDi Corp. filed a Current Report on Form 8-K reporting the closing of its private offering of convertible subordinated notes due 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 14th day of August 2002 .

DDi CORP.

By:	/S/ JOSEPH P. GISCH
Joseph P. Gisch Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 14th day of August 2002 .

DDi CAPITAL CORP.

By:	/S/ JOSEPH P. GISCH
Joseph P. Gisch Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)