Form 10-K
period 2002-12-31
DDI CAPITAL CORP/DYNAMIC DETAILS INC; DDI CORP
filed 2003-03-31
CIK 1050119, 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file numbers:

DDi Corp.	000-30241
DDi Capital Corp.	333-41187

DDi CORP.

DDi CAPITAL CORP.

(Exact names of registrants as specified in their charters)

Delaware	06-1576013
California	33-0780382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)

1220 Simon Circle, Anaheim, California	92806
(Address of principal executive offices)	(Zip Code)

(714) 688-7200

(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

DDi Corp.-Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether DDi Corp. and DDi Capital Corp.: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐ .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of DDi Corp. as of June 28, 2002, the last business day of DDi Corp.’s most recently completed second fiscal quarter, was approximately $48.0 million. As of June 28, 2002, all of the voting stock of DDi Capital Corp. was held by DDi Intermediate Holdings Corp., and all of the voting stock of DDi Intermediate Holdings Corp. was held by DDi Corp.

As of March 21, 2003, DDi Corp. had 49,212,480 shares of common stock, par value $0.01 per share, outstanding. As of March 21, 2003, DDi Capital Corp. had 1,000 shares of common stock, par value $.01 per share, outstanding.

This Annual Report on Form 10-K is a combined annual report being filed separately by two registrants: DDi Corp (“DDi Corp.” f/k/a DDi Holdings Corp.) and DDi Capital Corp. (“DDi Capital”). Except where the context clearly indicates otherwise, any references in this report to “DDi Corp.” includes all subsidiaries of DDi Corp. including DDi Capital. DDi Capital makes no representation as to the information contained in this report in relation to DDi Corp. and its subsidiaries other than DDi Capital.

DDi CORP.

DDi CAPITAL CORP.

FORM 10-K INDEX

You should carefully consider the risk factors described below, as well as the other information included or incorporated by reference in this Annual Report on Form 10-K prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us. Unless the context requires otherwise, references to “the Company,” “we,” “us,” “our” and “DDi Corp.” refer specifically to DDi Corp. and its subsidiaries and references to “DDi Capital” refer to DDi Capital Corp., our wholly-owned subsidiary.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included or incorporated by reference in this Annual Report on Form 10-K or incorporated by reference therein or herein relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue,” “may,” “could” or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved.

In addition to other factors and matters discussed elsewhere in our quarterly, annual and current reports that we file with the Securities Exchange Commission, or the SEC, and which are incorporated by reference into this Annual Report on Form 10-K, some important factors that could cause actual results or outcomes for DDi or our subsidiaries to differ materially from those discussed in forward-looking statements include:

•	our inability to modify, restructure or replace our substantial debt in such a manner for us to continue as a going concern;

•	a material default in one or more of our credit agreements which is not waived or rectified in a manner which would allow us to continue as a going concern;

•	the inability to successfully restructure our operations to reduce operating losses;

•	our credit ratings with Standard & Poor’s and Moody’s;

•	changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry;

•	our ability to sustain historical margins as the industry develops;

•	increased competition;

•	increased costs;

•	our ability to retain key members of management;

•	adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and

•	other factors identified from time to time in our filings with the SEC.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors.

PART I

ITEM 1.     BUSINESS

Overview

DDi Corp., formerly known as DDi Holdings Corp. (“DDi Corp.”), provides technologically advanced, time-critical electronics engineering, development and manufacturing services to original equipment manufacturers and other providers of electronics manufacturing services. Operating through our primary operating subsidiaries, Dynamic Details, Incorporated (“Dynamic Details”) and DDi Europe Limited (“DDi Europe”), we target customers that are characterized by new product development programs demanding the rapid application of advanced technology. The technologically advanced, time-critical segment of the electronics manufacturing services industry in which we operate has historically been characterized by high margins and significant customer diversity.

Our customers use our services to develop and produce a wide variety of end products, including communications switching and transmission equipment, wireless base stations, wireless telephone handsets, computer work stations, high-end computing equipment, data networking equipment, medical devices, automotive components, industrial and test equipment, and various aerospace products.

DDi Corp.’s predecessor corporation was incorporated in California in 1978. In 1991, new management, led by our President and Chief Executive Officer, Bruce D. McMaster, began to focus primarily on the time-critical segment of the electronics manufacturing services industry. In January 1996, we were recapitalized by Chase Manhattan Capital, LLC and its affiliates. In October 1997, we were recapitalized again by investors led by Bain Capital, Inc., Celerity Partners, L.L.C. and Chase Capital Partners. In April 2000, in conjunction with the closing of DDi Corp.’s initial public offering, DDi Corp. was reincorporated in Delaware.

In October 1997, in connection with a second recapitalization, DDi Corp. incorporated Dynamic Details as a new, wholly-owned subsidiary, and contributed substantially all of its assets, subject to certain liabilities, to Dynamic Details. In November 1997, DDi Corp. organized DDi Capital Corp., a California corporation (“DDi Capital”), as a wholly-owned subsidiary, and in February 1998, DDi Corp. contributed substantially all of its assets (consisting primarily of all of the shares of capital stock of Dynamic Details), subject to certain liabilities, including senior discount notes, to DDi Capital. In July 1998, DDi Corp. organized DDi Intermediate Holdings Corp. (“Intermediate”) as a wholly-owned subsidiary and contributed its ownership of DDi Capital to Intermediate.

Acquisitions have been important to our growth. Set forth below is a summary of our acquisitions:

•	In December 1997, Dynamic Details acquired all of the outstanding shares of common stock of Colorado Springs Circuits, Inc., a Colorado corporation d/b/a Dynamic Details, Inc.—Colorado Springs.

•	In July 1998, Dynamic Details merged with Dynamic Circuits, Inc., a Delaware corporation (“DCI”). DCI was primarily a manufacturer of complex printed circuit boards and related components based in Silicon Valley and with additional facilities in Texas, Georgia and Massachusetts.

•	In December 1999, Dynamic Details implemented a plan to consolidate its Colorado operations into its Texas facility and to close the Colorado facility. The closure of this facility was effectively complete as of March 31, 2000. By combining the Texas and Colorado operations, Dynamic Details eliminated lower-margin product lines and decreased overhead costs, and gained efficiency through better capacity utilization and streamlined management.

•	In April 2000, DDi Corp. acquired MCM Electronics Limited (“MCM Electronics”), a time-critical electronics manufacturing service provider based in the United Kingdom. MCM Electronics has been combined with our other European operations and does business as DDi Europe.

•	In August 2000, Dynamic Details acquired substantially all the U.S. assets of Automata International, Inc. (“Automata”), a Virginia-based manufacturer of technologically advanced printed circuit boards.

•	In September 2000, Dynamic Details acquired substantially all the assets of Golden Manufacturing, Inc. (“Golden Manufacturing”), a Texas-based manufacturer of engineered metal enclosures and provider of value-added assembly services to communications and electronics original equipment manufacturers.

•	In March 2001, DDi Europe completed the acquisition of Thomas Walter Limited (“Thomas Walter”), a leading circuit board manufacturer based in Marlow, England. Thomas Walter is a well-established provider of complex, quick-turn rigid and rigid-flex printed circuit boards for the European electronics industry.

•	In April 2001, Dynamic Details, through its wholly-owned subsidiary, DDi Sales Corp., formed Kabushiki Kaisha DDJ, a Japanese corporation, to serve as a sales office in Tokyo, Japan.

•	In April 2001, Dynamic Details completed the acquisition of the assets of Nelco Technology (“Nelco”), a wholly owned subsidiary of Park Electrochemical Corp. Nelco is an Arizona-based manufacturer of semi-finished printed wiring boards, commonly known as mass lamination.

•	In May 2001, Dynamic Details completed the acquisition of Olympic Circuits Canada, a Canada-based time-critical electronics manufacturing service provider specializing in quick-turn prototype printed circuit boards.

•	In June 2001, Dynamic Details completed the acquisition of the assets of Altatron Technology, a Southern California based provider of value-add assembly services to electronics original equipment manufacturers.

•	In October 2002, DDi Europe completed the acquisition of Kamtronics Limited, a Calne, England-based market leader in sourcing printed circuit boards for European customers.

Many of the end markets into which we sell printed circuit boards and electronic manufacturing services (including communications and networking equipment; computers and peripherals; medical, automotive, industrial and test equipment; and aerospace equipment) entered into a significant downturn in late 2000, which continues as of this date. As a result, demand for our services has generally decreased over the past two years, which has had a negative impact on our revenues and operating performance.

As a result of our series of acquisitions in 2000 and 2001 and the decrease in demand for our services, we had excess manufacturing capacity. In 2001, we implemented a restructuring plan designed to reduce our expenses, increase operating efficiencies and focus our business on higher margin services.

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

Dynamic Details entered into a Fifth Amendment dated December 31, 2001 with the other parties to the Dynamic Details senior credit facility, which amendment, among other things, restricted the use of our revolving loan, reset certain of the financial covenants and further restricted the ability to upstream money to DDi Corp.

On June 28, 2002 the Dynamic Details senior credit facility was further amended to, among other things, place tighter restrictions on our ability to borrow under the revolver, required a $30,000,000 capital contribution from DDi Corp. to Dynamic Details into a restricted account, restricted the ability to upstream money to DDi Corp. and again reset certain of the financial covenants.

In June 2002, our management and Board of Directors approved a plan to close our Dallas, Texas and Moorpark, California facilities and selected design centers and to restructure various European operations.

In September 2002, our management and Board of Directors approved a plan to write-down unutilized assets, streamline certain manufacturing facilities, and eliminate certain sales offices, including our sales office based in Tokyo.

In December 2002, DDi implemented further restructuring initiatives to scale down its Anaheim, California facility, close remaining design center operations and reallocate production to facilities with lower cost structures in order to improve operating cash flow.

Our financial performance in the fourth quarter of 2002 has resulted in covenant defaults under the Dynamic Details senior credit facility, specifically related to minimum EBITDA requirements for that quarter and continuing liquidity requirements since December 31, 2002. Accordingly, we have entered into a forbearance agreement with the lenders under the Dynamic Details senior credit facility that is intended to facilitate the restructuring of the Dynamic Details senior credit facility, the DDi Corp. 5.25% convertible subordinated notes and the DDi Corp. 6.25% convertible subordinated notes. The term of the forbearance agreement expires March 31, 2003, but may be extended until May 9, 2003 if certain conditions are met, including that forbearance agreements, which are satisfactory to the lenders under the Dynamic Details senior credit facility, are entered into with the holders of our 5.25% and 6.25% convertible subordinated notes.

If we are unable to enter into forbearance agreements, satisfactory to the lenders under the Dynamic Details senior credit facility, with the holders of DDi Corp’s 5.25% and 6.25% convertible subordinated notes prior to March 31, 2003, enter into satisfactory arrangements with the Dynamic Details senior credit facility lenders to extend its forbearance beyond May 9, 2003, or otherwise reach an agreement to restructure our senior indebtedness, the lenders under the Dynamic Details senior credit facility will have the right to declare our outstanding debt to be immediately due and payable and exercise all or any of their rights and remedies, including the right to foreclose on the collateral pledged to secure the facility, which consists of substantially all of the assets of Dynamic Details and its subsidiaries.

As a result of the defaults on the Dynamic Details senior credit facility, we were not permitted to pay our interest obligations under the DDi Corp. 5.25% convertible subordinated notes on March 1, 2003 and will not be permitted to pay our interest obligations under the DDi Corp. 6.25% convertible subordinated notes on April 1, 2003. If the interest payment on the 5.25% convertible subordinated notes is not made within 30 days of the due date thereof, the holders of the 5.25% convertible subordinated notes will be able to exercise all of their rights and remedies in connection therewith. Similarly, if the interest payment on the 6.25% convertible subordinated notes is not made within 30 days of the due date thereof, the holders of the 6.25% convertible subordinated notes will be able to exercise all of their rights and remedies in connection therewith.

As a result of the foregoing, we have commenced discussions with the lenders under the Dynamic Details senior credit facility, convertible subordinated noteholders and other stakeholders regarding a consensual restructuring of our obligations through negotiations. A significant portion of DDi Corp.’s convertible subordinated noteholders have formed an ad hoc committee and, in conjunction with their financial advisor, are in discussions with the Company regarding a restructuring of the convertible subordinated notes. In connection with our restructuring efforts, one of the alternatives for a consensual restructuring with our creditors is an in-court restructuring, or “prepackaged plan,” under which the Company would attempt to accomplish the restructuring by filing a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court. There can be no assurance that the Dynamic Details senior credit facility or our other indebtedness will be renegotiated on terms acceptable to us.

If we cannot restructure our existing liabilities and/or obtain additional financing, our creditors could take legal action to enforce their claims, including forcing us into bankruptcy. Alternatively, we could seek protection under the bankruptcy laws.

As a result of the foregoing, our independent accountants have expressed substantial doubt about the Company’s ability to continue as a going concern. In order to fund operations and execute on our current business plan, we will ultimately require a deleveraging of our capital structure. There can be no assurance that we will be able to restructure our debt or that we will have sufficient working capital to fund future operations.

This report is a combined annual report filed separately by two registrants, DDi Corp. and DDi Capital. DDi Capital is a wholly-owned subsidiary of Intermediate, and Intermediate is a wholly-owned subsidiary of DDi Corp. Each registrant has its principal executive offices at 1220 Simon Circle, Anaheim, California and their telephone number is (714) 688-7200.

Industry Background

Electronics manufacturing services, or EMS, companies provide a range of services to electronics original equipment manufacturers, or OEMs. EMS industry revenues have increased from approximately $22 billion in 1993 to approximately $120 billion in 2002. In 2002, approximately 48% of the cost of goods sold by electronics OEMs was attributable to components and products outsourced to EMS providers.

Electronics manufacturing services were historically labor-intensive functions outsourced by OEMs to obtain additional capacity during periods of high demand and initially consisted mainly of printed circuit board assembly. Early EMS providers acted essentially as subcontractors, providing production capacity on a transactional basis. With advances in process technology, EMS providers developed additional capabilities and were able both to improve quality and to reduce OEMs’ costs. Over time, OEMs came to rely on EMS providers to perform a broader array of manufacturing services, including engineering and development activities. In recent years, EMS providers have expanded their range of services to encompass engineering, product development, packaging and distribution and overall supply chain management.

By using EMS providers, OEMs are able to focus on their core competencies, including product development, sales, marketing and customer service. Outsourcing allows OEMs to take advantage of the manufacturing expertise, advanced technology and capital investment of EMS providers, to achieve overall cost benefits and to enhance their competitive position by:

•	reducing time to market and time to volume production;

•	reducing operating costs and invested capital;

•	improving supply chain management;

•	focusing their resources on core competencies;

•	accessing advanced manufacturing capabilities and process technologies; and

•	improving access to global markets.

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

•	Time-critical Service. Based on industry data, we believe we are one of the largest providers of quick-turn complex printed circuit boards in the United States. We can deliver highly complex printed circuit boards to customers in as little as 24 hours. Approximately 60% and 55% of our net sales for DDi Capital and DDi Corp., respectively, in 2002 were generated from services delivered in 10 days or less.

•	Advanced Technology. The focus on time-critical engineering, development and manufacturing services requires our engineers to remain on the cutting edge of electronics technology, and our customers benefit from the expertise we have developed as they seek to introduce new products. Approximately 50% of our net sales for both DDi Capital and DDi Corp. in 2002 involved the engineering or manufacture of printed circuit boards with at least eight layers, an industry-accepted measure of complexity. In addition, many of our lower layer-count boards are complex as a result of the incorporation of other technologically advanced features.

•	Proactive Sales Force. Our knowledgeable and innovative sales force enables current and prospective customers to understand and exploit a wide range of services provided by our facilities across the country and in Europe.

•	Relationships with Research and Development Personnel. In many cases, we have design engineers stationed on-site in customers’ product development divisions. As a result, we help customers develop workable technical solutions to their concepts for next generation products.

•	Experienced Management. Our executive management team, led by Bruce D. McMaster, collectively has more than 80 years of experience in the electronics manufacturing services industry.

We believe that these attributes allow us to consistently meet and exceed our customers’ expectations and that, as a result, we will continue to attract leading original equipment manufacturers and other providers of electronics manufacturing services as customers.

Our Strategy

Our goal is to be the leading provider of technologically advanced, time-critical electronics manufacturing services. To achieve this goal, we must:

Restructure Debt to Strengthen Our Financial Position.    Our financial performance in the fourth quarter of 2002 has resulted in certain covenant defaults under the Dynamic Details senior credit facility. We have entered into a forbearance agreement with the lenders under the Dynamic Details senior credit facility which provides that they will refrain from exercising any rights or remedies in respect of our failure to comply with the financial covenants. The term of the forbearance agreement expires March 31, 2003, but may be extended until May 9, 2003 if certain conditions are met including that forbearance agreements, which are satisfactory to the lenders under the Dynamic Details senior credit facility, are entered into with the holders of DDi Corp’s 5.25% and 6.25% convertible subordinated notes. We are also negotiating with the lenders under the Dynamic Details senior credit facility, convertible subordinated noteholders and other stakeholders with regard to a restructuring of our debt. While there can be no assurance that these efforts will be successful, these efforts are intended to create financial stability for us and to provide the financial resources necessary for us to pursue our business strategy.

Strengthen Technology and Process Management Leadership in the Time-Critical Segment of the Electronics Manufacturing Services Industry and Continue to Improve Quality and Delivery Times by Incorporating Emerging Technologies and Consistently Refining Manufacturing Processes.    We have consistently been among the earliest users of new developments in printed circuit board engineering, development and manufacturing and are continuously incorporating new technology into our manufacturing processes in order to further improve quality and reduce delivery times. Because we concentrate on cutting-edge methods, we have the ability to service emerging providers of next-generation technology. This ability allows us to build customer relationships with companies with the potential for significant growth and enables us to provide these cutting-edge methods to customers accustomed to more traditional methods. We have developed process management expertise over time and are continuously enhancing our ability to quickly adapt engineering changes and production facilities on demand to serve time-critical customer needs. We believe this expertise and ability position us as an industry leader in providing flexible and responsive technologically advanced, time-critical services.

Proactively Manage Business Climate, Optimize Cost Structures, and Maximize Product Margins.    The technologically advanced, time-critical segment of the electronics manufacturing services business has historically been characterized by high profit margins. Weakness in demand since 2000 has resulted in significant pricing pressure that, in turn, has reduced our operating profits. We have been proactive in addressing the impact of these operating conditions by eliminating our underperforming facilities, streamlining remaining facilities, reducing overhead, and eliminating business having inadequate contribution margins (see Note 15 to the Consolidated Financial Statements).

Given the ongoing limited visibility as to future pricing strength and product demand, we continue to evaluate the current and expected financial contribution of our various service offerings, and also to reduce our costs of production.    Commencing in late-2002, we began analyzing in detail the expected profitability of pending printed circuit board orders, using internally-developed, customized software applications. Through the use of such tools, we have been successful in communicating the value of our extensive product engineering and testing services to our customers. These tools have also improved our ability to identify potential orders that do not meet our internal margin criteria, taking into account the estimated job-specific materials and other production-related costs. Accordingly, we have achieved recent improvements in our average product pricing. Our software applications have also enabled improved distribution of production among our facilities. As a result, we are better able to optimize capacity planning, to right-size certain facilities, and to minimize the costs of production by shifting selected production toward our facilities having lower cost structures. Together, these operational improvements are expected to continue to benefit product pricing and reduce operating expense ratios.

Pursue Customers with Significant New Product Development Activity.    Our marketing efforts focus on customers having new product development programs that require the rapid application of advanced technology and engineering. These customers include original equipment manufacturers, emerging providers of next-generation technology, and providers of electronics manufacturing services that serve similar customers.

Capitalize on Strong Customer Relationships and Engineering Expertise to Participate in Future Product Introductions and Further Outsourcing Programs.    We have served established original equipment manufacturers for many years, through multiple product generations. We have positioned ourselves as a strategic partner in our customers’ new product initiatives by focusing on direct relationships with our customers’ research and development personnel. As a result, we have developed expertise and gained knowledge of our customers’ new product engineering programs, all of which position us as a preferred service provider for future product generations.

Offer Our Customers Access to Offshore Volume Printed Circuit Board Production.     DDi Europe’s acquisition of Kamtronics Limited in 2002 has enabled us to obtain for our European customers access to Asia-based printed circuit board volume manufacturers. Through a single purchase order, our European customers can now place prototype work with our UK-based operations and have volume production done by an Asia-based printed circuit board manufacturer. We have begun to make this service available to North American-based customers and intend to grow that business in the coming year.

Our Services

We provide a suite of value-added, integrated services, used by our customers predominantly in the development of their new products, including:

Time-critical Development and Fabrication of Prototype Complex Printed Circuit Boards.    Our time-critical, or quick-turn, services are used in the engineering, test and launch phases of new electronics product development and are generally delivered within 10 to 20 days or in as little as 24 hours. Larger volumes of printed circuit boards are needed as a product progresses past the testing, engineering and pre-production phases. The advanced development and manufacturing technologies we employ facilitate quick-turn production of complex, multi-layered printed circuit boards utilizing technologically-advanced methods. See “Technology, Development and Processes.” Our ability to provide these services on a quick-turn and longer lead-time delivery basis involves working closely with customers from the initial engineering of new products through development and launch.

Assembly of Printed Circuit Boards, Backpanels and Other Components of Electronics Products.    We assemble printed circuit boards, backpanels, card cages and wire harnesses on a low volume, quick-turn basis. Backpanels are large printed circuit boards, and card cages and wire harnesses integrate wires with connectors and terminals to transmit electricity between two or more points. As the electronics industry has worked to increase component speed and performance, the engineering of these components has become more integrated. We have responded to this trend and provide these additional assembly services to complement engineering and development capabilities.

Assembly and Integration of Customers’ Complete Systems and Products.    We provide full system assembly services, predominantly for products in development by original equipment manufacturers. These services require logistical capabilities and supply chain management to rapidly acquire components, assemble prototype products, perform complex testing and deliver products to the customer.

Our Customers and Markets

We believe that we have one of the broadest customer bases in the electronics manufacturing services industry. As of December 31, 2002, we had approximately 2,000 customers (of which approximately 1,900 were DDi Capital customers), comprised of original equipment manufacturers and electronics manufacturing services providers representing a wide range of end-user markets. Our customers principally consist of leading communications and networking equipment and computer manufacturers, as well as medical, automotive, industrial and aerospace equipment manufacturers. During 2002, sales to our largest customer accounted for approximately 5% of net sales for both DDi Capital and DDi Corp. During both 2001 and 2002, sales to the ten largest customers for DDi Capital accounted for approximately 34% of their net sales. During both 2001 and 2002, sales to the ten largest customers for DDi Corp. accounted for approximately 25% of their net sales. We have been successful at retaining customers and have worked with our three largest customers since 1991.

Approximately 75% and 80% of DDi Capital and DDi Corp., respectively, net sales are made to original equipment manufacturers, and the remainder are to electronics manufacturing service providers. The following table shows, for the periods indicated, the percentage of our sales in each of the principal end-user markets we served for the years ended December 31, 2000, 2001 and 2002.

	DDi Capital			DDi Corp.
	Year Ended December 31,			Year Ended December 31,
End-User Markets	2000	2001	2002	2000	2001	2002
Communications and networking equipment	63%	56%	44%	61%	55%	41%
Computer and peripherals	27	22	24	25	18	19
Medical, automotive, industrial and test instruments	7	12	15	9	14	16
Aerospace equipment	1	2	7	2	5	13
Other	2	8	10	3	8	11

Total	100%	100%	100%	100%	100%	100%

The following table indicates, for the year ended December 31, 2002, our largest original equipment manufacturers, or OEMs, and electronics manufacturing services, or EMS, customers in terms of net sales, in alphabetical order, and the primary end products for which we provided our services.

OEM Customers (*)	End Products
Advanced Fibre Communications	Integrated access platforms and devices, networking and optical networking equipment
Intel	Networking and communications components; computer server and workstation components; embedded components and memory
Marconi Communications	Communications switching and transmission equipment, networking and optical networking equipment
Motorola	Wireless base station and handset products; two-way radio communication equipment; semiconductor test equipment
Vertical Networks	Integrated communications systems
* These are significant customers of DDi Capital. In addition, DDi Corp.’s significant customers also include (in alphabetical order) BAE Systems, Rotork and Thales.
EMS Customers	End Products
Celestica	Communications equipment; mid- to high-end computers; servers; storage and memory products
Sanmina	Communications, computing and multimedia equipment; industrial and semiconductor products
Solectron	Communications equipment; mid- to high-end computers; servers; printers; memory and storage products

Technology, Development and Processes

We maintain a strong commitment to research and development and focus our efforts on enhancing existing capabilities as well as developing new technologies. Our close involvement with our customers in the early stages of their product development positions us at the leading edge of technical innovation in the engineering of quick-turn and complex printed circuit boards. Our staff of approximately 140 experienced engineers, chemists and laboratory technicians (of which 90 were part of DDi Capital) works in conjunction with our sales staff to identify specific needs and develop innovative, high performance solutions to customer issues. This method of product development allows customers to augment their own internal development teams while providing us with the opportunity to gain an in-depth understanding of our customers’ businesses and enabling us to better anticipate and serve our customers’ future needs.

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

We believe the highly specialized equipment we use is among the most advanced in the industry. We provide a number of advanced technologies, including:

•	Laser Direct Imaging. Laser direct imaging is a new process that allows us to increase board density through the use of increasingly small and accurate laser technology.

•	Microvias. Microvias are small holes, or vias, generally created with lasers employing depth control rather than mechanical drills, through which printed circuit board layers are interconnected. Microvias generally have diameters between .003 and .008 inches.

•	Blind or Buried Vias. Blind or buried vias are small holes which interconnect inner layers of high layer-count printed circuit boards.

•	Ball Grid Arrays. A ball grid array is a method of mounting an integrated circuit or other component to a printed circuit board. Rather than using pins, also called leads, the component is attached with small balls of solder at each contact. This method allows for greater component density and is used in printed circuit boards with higher layer counts.

•	Flip Chips. Flip chips are structures that house circuits which are interconnected without leads. They are utilized to minimize printed circuit board surface area when compact packaging is required.

•	Multichip Module-Laminates. Multichip module-laminates are a type of printed circuit board design that allows for the placement of multiple integrated circuits or other components in a limited surface area.

•	Advanced Substrates. Advanced substrates are a recent generation of printed circuit board materials that enable the use of ball grid arrays, flip chips and multichip module laminates. They are used for products requiring high-frequency transmission and have thermal properties superior to standard materials.

We are qualified under various industry standards, including Bellcore compliance for communications products and UL (Underwriters Laboratories) approval for electronics products. All of our production facilities are ISO-9002 certified. These certifications require that we meet standards related to management, production and quality control, among others. In addition, some of our production facilities are MILPRF-5510 and MILPREF-31032 certified. These certifications require that we meet certain military standards related to production and quality control.

Printed Circuit Board Manufacturing

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

Printed Circuit Board Assembly and Test

In addition to the time critical printed circuit board operations, we provide additional time critical assembly and test services. These services allow a customer to continue using a vertical integrated solution in getting their product assembled and tested. Currently we have a mix of consigned and turnkey business, with a focus on 10-day assembly turn or less. The consignment model allows for time critical flexibility, providing the customers with fully assembled and tested products to their specifications. We manufacture to IPC Class 3 and provide high reliability and ultra high-density assembly.

Sales and Marketing

Our marketing strategy focuses on developing close working relationships with customers early in the engineering phase and throughout the lifecycle of the product. Accordingly, our senior management personnel and engineering staff advise our customers with respect to applicable technology, manufacturing feasibility of designs and cost implications through on-line computer technical support and direct customer communication. We have focused our marketing efforts on developing long-term relationships with research and development personnel at key customers in high-growth segments of the electronics equipment industry.

In order to establish individual salesperson accountability for each client, each customer is assigned one member of the sales staff for all services across all facilities. We have developed a comprehensive database and allocation process to control calling and cross-selling efforts.

We market our development and manufacturing services through an internal sales force of approximately 110 individuals (of which 90 individuals are part of DDi Capital) and an expansive sales network consisting of 8 organizations comprised of approximately 35 manufacturers’ representatives across the United States. Approximately 25% and 20% of our net sales for DDi Capital and DDi Corp., respectively, in 2002 were generated through manufacturers’ representatives. For many of these manufacturers’ representatives, we are the largest revenue source and the exclusive supplier of quick-turn and pre-production printed circuit boards. In 2001, we acquired a facility in Canada increasing our capability to serve customers in that geographic area. The financial information for geographic areas is included in Note 2 to the Consolidated Financial Statements under the caption “Segment Reporting.”

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

Competition

The electronics manufacturing services industry is highly fragmented and characterized by intense competition. We principally compete in the time-critical segment of the industry against independent, small private companies and integrated subsidiaries of large, broadly based volume producers, as well as the internal capacity of original equipment manufacturers. We believe that competition in the market segment we serve, is less driven by price than the commodity sector of the electronics manufacturing services industry because customers are willing to pay a premium for a responsive, broad-reaching capability to produce customized complex products in a very short time, we compete primarily on the basis of quick turnaround, product quality and customer service.

The barriers to entry in our niche are considerable. In order to survive in the quick-turn sector, a competitor must have a very large customer base, a large staff of sales and marketing personnel, considerable engineering resources, and proper tooling and equipment to permit fast turnaround of small lots on a daily basis.

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

Governmental Regulation

Our operations are subject to certain federal, state and local laws and regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. Among others, we are subject to regulations promulgated by:

•	the Occupational Safety and Health Administration pertaining to health and safety in the workplace;

•	the Environmental Protection Agency pertaining to the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing processes; and

•	corresponding state and local agencies.

To date the costs of compliance and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation were found to exist, we may be required to incur substantial additional expenditures.

Employees

As of December 31, 2002, we had approximately 1,900 employees (of which 1,300 were DDi Capital employees), none of whom are represented by unions. Of these employees, approximately 80% were involved in manufacturing and engineering and approximately 20% worked in sales, marketing and administrative capacities for both DDi Capital and DDi Corp. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.

ITEM 1A.     EXECUTIVE OFFICERS OF DDi CORP.

The following table sets forth the executive officers of DDi Corp., their ages as of March 21, 2003, and the positions currently held by each person:

Name	Age	Office
Bruce D. McMaster	41	President, Chief Executive Officer and Director
Joseph P. Gisch	46	Senior Vice President of Strategic Planning and Business Development
John K. Stumpf	36	Vice President, Chief Financial Officer and Treasurer
Thomas Ingham	47	Vice President, Sales and Marketing
Terry L. Wright	43	Vice President and Chief Technology Officer
Michael Moisan	48	Vice President and Chief Operations Officer

The President, Chief Executive Officer, Chief Financial Officer and Treasurer are elected annually by the Board of Directors at its first meeting following the annual meeting of stockholders. Other executive officers may be appointed by the Board of Directors at such meeting or at any other meeting. All executive officers serve at the pleasure of the Board of Directors.

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

Joseph P. Gisch has served as our Chief Financial Officer from 1995 to March 2003 and Vice President of Strategic Planning and Business Development effective March 2003. Mr. Gisch also serves as Vice President, Chief Financial Officer and Treasurer of Dynamic Details. From 1986 to 1995, Mr. Gisch was a partner at the accounting firm of McGladrey & Pullen, LLP where he was responsible for the audit, accounting and information systems for a variety of manufacturing clients. Mr. Gisch was responsible for our general accounting and income tax matters. Mr. Gisch has not been responsible for any of our audit services since 1991.

John K. Stumpf has served as our Corporate Controller and Vice President of Finance from 1998 to March 2003 and Chief Financial Officer and Treasurer effective March 2003. Prior to joining Dynamic Details, Mr. Stumpf was an Assistant Vice President of Finance Accounting at Avco Financial Services where he was responsible for operational accounting and financial reporting. Previously, Mr. Stumpf performed audits of mid-market enterprises in a number of industries at KPMG.

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

Terry L. Wright joined us in 1991 and has served as our Vice President, Engineering from 1995 through 2000 and Chief Technology Officer since 2000. During 2001, Mr. Wright assumed the role of Vice President, Operations – Anaheim. Prior to joining us, Mr. Wright was a general manager at Applied Circuit Solutions and a quality assurance manager at Sigma Circuits.

Michael Moisan has served as our Vice President, Operations – East Coast from October 2001 to 2002 and Chief Operations Officer since 2002. Mr. Moisan has over two decades of experience in the EMS/PCB industry. Mr. Moisan oversaw our Anaheim operation from 1996 to October 2001. Prior to joining DDi, he was Director of Engineering at Circuitwise, an automotive printed circuit board supplier, from 1995 to 1996. He served as Director of Operations at AMP AKZO, a printed circuit board company, from 1990 to 1996 and as Director of Research at PCK Technology, an electronics research and development company, from 1982 to 1990.

There are no arrangements or understandings pursuant to which any of the persons listed in the table above was selected as executive officers.

ITEM 2.     PROPERTIES

DDi Corp. and DDi Capital conduct operations within approximately 790,000 square feet of building space. Our significant facilities are as follows:

Location	Function	Square Feet	Remaining Lease Term
Anaheim, California	Quick-turn printed circuit boards	114,000	up to 3 years (a)(b)
Milpitas, California	Quick-turn printed circuit boards	41,000	1 to 5 years (a)
Milpitas, California	Quick-turn printed circuit boards	40,000	9 years
Marlow, England(c)	Quick-turn printed circuit boards	29,000	5 years
Tewkesbury, England(c)	Quick-turn printed circuit boards	57,000	16 years
Sterling, Virginia	Quick-turn printed circuit boards	100,000	6 years
Toronto, Canada	Quick-turn printed circuit boards	43,000	8.5 years
Tolworth, England(c)	Quick-turn printed circuit boards	29,000	0.5 years
Tempe, Arizona	Quick-turn printed circuit boards	32,000	3 years
San Jose, California	Assembly	66,000	4.5 years
Calne, England(c)	Assembly	86,000	22 years
Hertford, England(c)	Assembly	63,000	13 years
Dallas, Texas	Assembly	90,000	0.8 years

		790,000

(a)	Most of these leases have an option to renew or to purchase the property at fair market value after a specified date during the lease term.

(b)	Some of these leases will become month-to-month after the lease term ends in March 2003. We are in the process of renegotiating the leases.

(c)	Indicates a facility of DDi Europe, a subsidiary of DDi Corp. Such facility is not a facility of DDi Capital. All other facilities are facilities of both DDi Capital and DDi Corp.

We lease our executive office space, which comprises approximately 20,000 square feet (including corporate administration, sales, finance and accounting, and engineering.) Our executive office space is located at 1220 Simon Circle in Anaheim, California and is included in the 114,000 square foot Anaheim, California location. We believe our facilities are currently adequate for our operating needs.

ITEM 3.     LEGAL PROCEEDINGS

We are a party to various legal actions arising in the ordinary course of our business. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The only matter submitted to a vote of DDi Corp.’s stockholders during the fourth quarter of the fiscal year ended December 31, 2002 was a proposal submitted at a Special Meeting of Stockholders held on October 18, 2002 to approve an amendment to DDi Corp.’s Certificate of Incorporation which would effect a reverse stock split of DDi Corp.’s outstanding common stock by a ratio of not less than one-for-ten and not more than one-for-twenty-five, with the exact ratio to be set at a whole number within this range determined by DDi Corp.’s Board of Directors in its discretion and authorizing DDi Corp.’s Board of Directors to file such amendment. The shares voted for this proposal totaled 29,064,910 or 60.08% of the 48,380,411 shares entitled to vote. The shares voted against this proposal totaled 1,024,946 or 2.12% of the shares entitled to vote. The shares abstained were 219,625. Therefore, this proposal passed.

As approved, the proposed reverse stock split would become effective only upon affirmative action by DDi Corp.’s Board of Directors on or before April 30, 2003. DDi Corp.’s Board of Directors has not taken any affirmative action to implement the reverse stock split.

No matters were submitted to a vote of DDi Capital’s stockholder during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR THE REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

DDi Corp.’s common stock, $0.01 par value per share, is traded on the NASDAQ SmallCap Market under the symbol DDIC. During the two most recent fiscal years, DDi Corp.’s common stock has been publicly traded on the NASDAQ National Market until December 11, 2002. It began trading on the NASDAQ SmallCap Market thereafter.

The table below reflects the high and low closing prices of the common stock as reported by the Nasdaq National Market and the Nasdaq Smallcap Market for the periods indicated.

	Common Stock Price
	High	Low
2002
Fourth Quarter	$0.49	$0.12
Third Quarter	$0.92	$0.14
Second Quarter	$8.82	$0.55
First Quarter	$13.06	$8.12
2001
Fourth Quarter	$13.40	$5.71
Third Quarter	$21.48	$7.30
Second Quarter	$27.74	$12.40
First Quarter	$33.63	$10.88

Holders

There were approximately 163 record holders of our common stock as of March 21, 2003.

To maintain our listing on The Nasdaq SmallCap Market, Nasdaq requires, among other things, that DDi Corp.’s stock maintain a minimum closing bid of at least $1 per share and that we maintain either stockholders’ equity of $2,500,000, or market capitalization of $35,000,000, or net income in the last complete fiscal year of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years. On February 26, 2003, the Company received notice from the Nasdaq Stock Market that the Company would have until July 31, 2003 to demonstrate compliance with the SmallCap Market’s $1.00 per share minimum bid price requirement. On February 18, 2003, the Company received a letter from Nasdaq informing us that, as a result of the resignation of Mark R. Benham as a director of the Company, the Company does not meet the audit committee requirements for continued listing on the Nasdaq SmallCap Market and that Nasdaq is reviewing the Company’s eligibility for listing on The Nasdaq SmallCap Market. Nasdaq requested the Company’s specific plan to achieve compliance with the Nasdaq SmallCap Market listing requirement that the Audit Committee be comprised of at least three members. On March 4, 2003, the Company submitted a letter to Nasdaq describing the Company’s plans for complying with the audit committee listing criteria. On March 26, 2003, the Company received a letter from Nasdaq extending until May 27, 2003 the time for the Company to comply with the audit committee listing criteria. On March 7, 2003, the Company received a letter from Nasdaq informing us that the Nasdaq staff had determined that the Company did not meet the stockholders’ equity, market capitalization and net income requirements for continued listing on the Nasdaq SmallCap Market. Consequently, Nasdaq is reviewing the Company’s eligibility for listing on The Nasdaq SmallCap Market and has requested the Company’s specific plan to achieve and sustain compliance with all of The Nasdaq SmallCap Market listing requirements on or before March 21, 2003. On March 21, 2003, we submitted a plan to Nasdaq, which is currently under review.

If we are unable to achieve compliance with these or other listing requirements, our common stock may be delisted from the Nasdaq SmallCap Market. If DDi Corp.’s common stock is delisted from the Nasdaq SmallCap Market, we may list the common stock for trading over-the-counter. Delisting from the Nasdaq SmallCap Market could adversely affect the liquidity and the price of DDi Corp.’s common stock and could have a long-term adverse impact on our ability to raise future capital through a sale of our common stock. In addition, delisting could make it more difficult for investors to obtain quotations as to the market value of or trade DDi Corp.’s common stock.

There is no established trading market for the common stock of DDi Capital. As of December 31, 2002, DDi Capital had 1,000 shares of common stock, par value $0.01 per share outstanding, all of which were held by Intermediate, which is a wholly-owned subsidiary of DDi Corp.

Dividend Policy

We have not declared or paid a cash dividend on common stock since January 1996, and we do not anticipate paying any cash dividends for the foreseeable future. Our existing debt instruments restrict our ability to pay dividends and restrict our subsidiaries’ ability to pay dividends to us. Dynamic Details’ ability to pay dividends is limited under its senior credit facility. DDi Capital’s ability to pay dividends is limited under an indenture dated November 18, 1997, as supplemented by a supplemental indenture dated February 10, 1998 among DDi Corp., DDi Capital and State Street Bank & Trust Co. as trustee. DDi Corp.’s 5.25% convertible subordinated notes due March 1, 2008 and DDi Corp.’s 6.25% convertible subordinated notes due April 1, 2007 do not restrict DDi Corp.’s ability to pay dividends; however, the conversion price on these notes may be adjusted if dividends exceed certain amounts. See “Description of Indebtedness” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Equity Compensation Plan Information

Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Report, under the caption “Equity Compensation Plan Information,” and that information is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data as of and for the dates and periods indicated have been derived from the consolidated financial statements of DDi Capital and DDi Corp. The selected financial data with respect to the consolidated statement of operations data for the years ended December 31, 1998 and 1999 and the consolidated balance sheet data as of December 31, 1998, 1999 and 2000 were derived from our audited consolidated financial statements that are not included herein. The selected historical consolidated statement of operations data for the years ended December 31, 2000, 2001 and 2002 and the historical consolidated balance sheet data as of December 31, 2001 and 2002 were derived from the audited historical consolidated financial statements of DDi Capital and DDi Corp. included elsewhere herein. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto appearing elsewhere herein.

	Year Ended December 31,
	DDi Capital 1998	DDi Corp. 1998	DDi Capital 1999	DDi Corp. 1999	DDi Capital 2000	DDi Corp. 2000	DDi Capital 2001	DDi Corp. 2001	DDi Capital 2002	DDi Corp. 2002
	(in millions)
Consolidated Statement of Operations Data:
Net sales	$174.9	$174.9	$292.5	$292.5	$448.4	$497.7	$284.7	$361.6	$185.6	$248.8
Cost of goods sold	119.3	119.6	201.4	202.4	274.7	306.2	209.3	263.6	170.2	229.6
Restructuring-related inventory impairment(a)	—	—	1.9	1.9	—	—	3.7	3.7	3.4	3.5

Gross profit	55.6	55.3	89.2	88.2	173.7	191.5	71.7	94.3	12.0	15.7
Operating expenses:
Sales and marketing	12.8	12.8	23.6	23.6	38.7	39.7	25.4	27.6	19.7	23.0
General and administration	8.5	8.4	16.1	15.3	30.4	36.2	14.3	21.0	10.5	16.5
Amortization of intangibles	10.9	10.9	22.3	22.3	19.5	22.8	17.7	22.6	—	—
Goodwill impairment	—	—	—	—	—	—	—	—	128.7	199.0
Restructuring and related charges(a)	—	—	5.1	5.1	—	—	75.7	76.1	25.3	26.6
Reorganization expenses(b)	—	—	—	—	—	—	—	—	2.1	2.3
Write-off of acquired in-process research and development(c)	39.0	39.0	—	—	—	—	—	—	—	—

Operating income (loss)	(15.6)	(15.8)	22.1	21.9	85.1	92.8	(61.4)	(53.0)	(174.3)	(251.7)
Interest rate swap valuation	—	—	—	—	—	—	10.0	10.0	—	—
Interest expense, net	39.2	41.3	41.4	46.7	39.9	51.8	34.4	41.7	8.6	22.1

Income (loss) before taxes	(54.8)	(57.1)	(19.3)	(24.8)	45.2	41.0	(105.8)	(104.7)	(182.9)	(273.8)
Income tax benefit (expense)	4.1	5.0	5.2	7.4	(22.0)	(20.8)	20.8	19.6	(15.3)	(14.3)

Net income (loss)	$(50.7)	$(52.1)	$(14.1)	$(17.4)	$23.2	$20.2	$(85.0)	$(85.1)	$(198.2)	$(288.1)

	Year Ended December 31,
	DDi Capital 1998	DDi Corp. 1998	DDi Capital 1999	DDi Corp. 1999	DDi Capital 2000		DDi Corp. 2000		DDi Capital 2001	DDi Corp. 2001	DDi Capital 2002	DDi Corp. 2002
	(in millions, except share and per share data)

Consolidated Statement of Operations Data (continued):
Net income (loss) allocable to common stock	n/a	$(58.4)	n/a	$(31.5)	n/a		$15.8		n/a	$(85.1)	n/a	$(288.1)
Net income (loss) per share of common stock (basic)	n/a	$(7.68)	n/a	$(3.21)	n/a		$0.50		n/a	$(1.79)	n/a	$(5.98)
Net income (loss) per share of common stock (diluted)	n/a	$(7.68)	n/a	$(3.21)	n/a		$0.47		n/a	$(1.79)	n/a	$(5.98)
Weighted average shares outstanding (basic)	n/a	7,607,024	n/a	9,831,042	n/a		31,781,536		n/a	47,381,516	n/a	48,175,353
Weighted average shares outstanding (diluted)	n/a	7,607,024	n/a	9,831,042	n/a		33,520,447		n/a	47,381,516	n/a	48,175,353

Other Financial Data:
Depreciation	$9.2	$9.2	$14.4	$14.4	$16.7		$18.7		$17.1	$21.2	$16.1	$21.3
Capital expenditures	18.0	18.0	18.2	18.2	24.0		27.2		24.7	35.2	8.0	10.8

Supplemental Data:
Adjusted EBITDA(d)	$45.4	$44.1	$68.8	$66.7	$121.7		$134.8		$52.7	$70.6	$1.2	$0.8
Net cash from (used in) operating activities	18.9	16.7	24.8	24.8	61.1		64.8		47.6	55.8	(1.5)	(10.9)
Net cash from (used in) investing activities	(194.8)	(194.8)	(18.5)	(18.6)	(56.2)		(62.0)		(67.4)	(102.8)	1.0	(5.3)
Net cash from (used in) financing activities	172.4	174.9	(7.5)	(7.7)	34.1		61.2		(2.3)	3.7	11.2	21.4
Ratio of earnings to fixed charges(e)	—	—	—	—	2.3	x	2.2	x	—	—	—	—

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities, including restricted assets	$1.9	$2.1	$0.6	$0.6	$39.6		$66.9		$39.5	$45.5	$37.7	$38.4
Working capital (deficit)(f)	13.2	15.3	19.1	19.1	83.3		108.0		54.3	54.7	(17.7)	(225.5)
Total assets	362.2	365.0	353.6	354.3	459.8		581.4		336.1	470.8	221.1	348.2
Total debt, including current maturities	444.9	473.4	439.9	480.7	306.9		334.7		156.6	282.2	88.9	317.9
Stockholders’ equity (deficit)	(138.0)	(169.8)	(147.0)	(187.1)	62.7		136.4		138.6	122.5	16.3	(163.9)

(a)	The 1999 restructuring and related charges represent the charge recorded in December 1999 in connection with the announced consolidation of the Colorado operation into the Texas facility and the closure of the Colorado facility. The charge consists of $1.9 million related to the impairment of inventory, $2.6 million for severance and other exit costs and $2.5 million related to the impairment of net property, plant and equipment. The 2001 restructuring and related charges represent the charge recorded in the fourth quarter of 2001 in connection with the approved plan to downsize and consolidate facilities and to effect changes in senior management. The charge consists of $3.7 million related to the impairment of inventory, $8.8 million and $9.2 million for severance and other exit costs for DDi Capital and DDi Corp, respectively, $15.5 million related to the impairment of net property, plant and equipment, and $51.4 million related to the impairment of intangible assets. The 2002 restructuring and related charges represent the charges recorded in the second, third and fourth quarters of 2002 in connection with approved plans to close and streamline certain manufacturing facilities, write-down unutilized assets and eliminate certain sales offices, including the office based in Tokyo. The charges consist of $3.4 million and $3.5 million related to the impairment of inventory, for DDi Capital and DDi Corp., respectively, $15.8 million and $16.3 million related to the impairment of net property, plant and equipment and $9.4 million and $10.3 million related to severance and other exit costs.

(b)	The 2002 reorganization expenses represent the charges recorded in the fourth quarter of 2002 primarily comprised of personnel retention costs under the Dynamic Details Key Employee Retention Program (“KERP”) and professional fees incurred in connection with our efforts to effect a plan of reorganization to deleverage our capital structure.

(c)	Represents the allocation of a portion of the purchase price in the DCI merger to in-process research and development. At the date of the merger, technological feasibility of the in-process research and development projects had not been reached and the technology had no alternative future uses. Accordingly, we expensed the portion of the merger consideration allocated to in-process research and development.

(Footnotes continued on the next page.)

(Footnotes continued from the prior page.)

(d)	EBITDA means earnings before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is presented because management believes it is an indicator of our ability to incur and service debt and is used by our lenders in determining compliance with financial covenants. However, adjusted EBITDA should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with generally accepted accounting principles. Our definition of adjusted EBITDA may differ from definitions of adjusted EBITDA used by other companies.

The following table sets forth a reconciliation of EBITDA to adjusted EBITDA for each period included herein:

	Year Ended December 31,
	DDi Capital	DDi Corp.	DDi Capital	DDi Corp.	DDi Capital	DDi Corp.	DDi Capital	DDi Corp.	DDi Capital	DDi Corp.
	1998	1998	1999	1999	2000	2000	2001	2001	2002	2002
	(in millions)
EBITDA	$43.5	$43.3	$58.8	$58.6	$121.2	$134.3	$(26.7)	$(9.2)	$(29.6)	$(31.5)
Management fee(1)	—	—	1.1	1.1	—	—	—	—	—	—
Executive severance(2)	0.8	0.8	—	—	—	—	—	—	—	—
Restructuring and related charges(3)	—	—	7.0	7.0	0.5	0.5	79.4	79.8	28.7	30.0
Reorganization expenses(4)	—	—	—	—	—	—	—	—	2.1	2.3
Non-cash expense allocations and other(5)	1.1	—	1.9	—	—	—	—	—	—	—

Adjusted EBITDA	$45.4	$44.1	$68.8	$66.7	$121.7	$134.8	$52.7	$70.6	$1.2	$0.8

(1)	Reflects elimination of the management fee incurred under our Bain management agreement, which was terminated in connection with our initial public offering.
(2)	Reflects one-time severance payments to two of our executives who were terminated as a result of redundancies created by the DCI merger.
(3)	Reflects elimination of the restructuring and related charges: (a) for the 1999 consolidation and closure of the Colorado facility, (b) an additional $0.5 million recorded in 2000 which was recorded to cost of goods sold, (c) for the 2001 closure of two facilities and changes in senior management and (d) for the 2002 plan to write-down unutilized assets, streamline certain manufacturing facilities and close certain sales offices.
(4)	Reflects personnel retention costs under the Dynamic Details KERP and professional fees incurred in connection with our efforts to effect a plan of reorganization to deleverage our debt.
(5)	Reflects non-cash expense allocations to DDi Capital by its parent, Intermediate, of $0.8 and $1.9 million in 1998 and 1999, respectively, and approximately $0.3 million of non-operating income adjustments recorded in 1998.

(e)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense (net) and the portion of the operating rental expense which management believes is representative of the interest component of rental expense. Historical earnings were deficient in covering fixed charges for DDi Capital and DDi Corp. by $50.9 and $53.2 million, respectively, in 1998, $19.3 million and $24.8 million, respectively, in 1999, $86.3 million and $85.1 million, respectively, in 2001 and $183.0 million and $273.8 million, respectively, in 2002. On a pro forma basis, assuming the merger with DCI was consummated on January 1, 1998 and after eliminating the non-recurring $39 million write off of acquired in-process research and development related to the merger with DCI, the deficiency would have been reduced to $15.1 million for DDi Capital and $17.5 million for DDi Corp. in 1998. On a pro forma basis, after eliminating the $1.9 million in restructuring-related inventory impairment and $5.1 million in restructuring and related charges related to the closure of the Colorado facility, the deficiency would have been reduced to $12.3 million for DDi Capital and $17.8 million for DDi Corp. in 1999. On pro forma basis, after eliminating the $3.7 million in restructuring-related inventory impairment and

(Footnotes continued on the next page.)

(Footnotes continued from the prior page.)

$75.7 million for DDi Capital and $76.1 million for DDi Corp. in restructuring and related charges related to the 2001 closure of two facilities and changes in senior management, the deficiency would have been reduced to $6.8 million for DDi Capital and $5.3 million for DDi Corp. in 2001. On pro forma basis, after eliminating the $3.4 million and $3.5 million in restructuring-related inventory impairment, $25.3 million and $26.6 million in restructuring and related charges and $2.1 million and $2.3 million in reorganization expenses for DDi Capital and DDi Corp., respectively, the deficiency would have been reduced to $152.2 million for DDi Capital and $241.5 for DDi Corp. in 2002.

(f)	In 2002, current liabilities used in calculating working capital for DDi Capital and DDi Corp. consist of $57.5 million of indebtedness relating to the Dynamic Details senior credit facility due to our default status. Also included in current liabilities for DDi Corp. is the indebtedness relating to the DDi Corp. 5.25% convertible subordinated notes and DDi Corp. 6.25% convertible subordinated notes in the amount of $200.0 million due to the missed interest payments in 2003. On a proforma basis, after excluding the indebtedness relating to the senior credit facility and the convertible subordinated notes, working capital would have been increased to $39.8 million for DDi Capital and $32.0 for DDi Corp.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide electronics development and manufacturing services to original equipment manufacturers and other electronics manufacturing service providers. We target customers that are characterized by new product development programs demanding the rapid application of advanced technology and design.

Time-critical.    We can deliver highly complex printed circuit boards to customers in as little as 24 hours. Approximately 50% of our net sales for the year ended December 31, 2002 were generated from services delivered in 10 days or less.

Technologically advanced.    Approximately 50% of our net sales during the same period involved the engineering or manufacture of printed circuit boards with at least eight layers, an industry-accepted measure of complexity. In addition, many lower layer-count boards are complex as a result of the incorporation of technologically advanced features.

Growth rate.    Our net sales have grown at a compound annual growth rate of 61% for DDi Capital and 65% for DDi Corp. from 1996 to 2000, inclusive of the growth attributable to the acquisition of Colorado Springs Circuits, Inc., or NTI, in 1997, the merger with Dynamic Circuits, Inc., or DCI, in 1998 and the acquisitions of MCM Electronics (by DDi Corp.), Automata and Golden Manufacturing in 2000. Since 2000, we have experienced a significant and continual downturn in many of end markets into which we sell our products.

Company History and Significant Transactions

DDi Corp.’s predecessor corporation was incorporated in California in 1978. In 1991, new management, led by our President and Chief Executive Officer, Bruce D. McMaster, began to focus primarily on the time-critical segment of the electronics manufacturing services industry. In January 1996, we were recapitalized by Chase Manhattan Capital, LLC and its affiliates. In October 1997, we were recapitalized again by investors led by Bain Capital, Inc., Celerity Partners, L.L.C. and Chase Capital Partners. In April 2000, in conjunction with the closing of DDi Corp.’s initial public offering, DDi Corp. was reincorporated in Delaware.

In October 1997, in connection with our second recapitalization, DDi Corp. incorporated Dynamic Details as a new, wholly-owned subsidiary, and contributed substantially all of its assets, subject to certain liabilities, to Dynamic Details. In November 1997, DDi Corp. organized DDi Capital Corp., a California corporation (“DDi Capital”), as a wholly-owned subsidiary, and in February 1998, DDi Corp. contributed substantially all of its assets (consisting primarily of all of the shares of capital stock of Dynamic Details), subject to certain liabilities, including senior discount notes, to DDi Capital. In July 1998, DDi Corp. organized DDi Intermediate Holdings Corp. (“Intermediate”) as a wholly-owned subsidiary and contributed its ownership of DDi Capital to Intermediate.

Acquisitions

Since 1997, the Company has grown through a number of acquisitions. Set forth below is a summary of our acquisitions prior to fiscal 2002:

•	In December 1997, Dynamic Details acquired all of the outstanding shares of common stock of Colorado Springs Circuits, Inc., or NTI. NTI manufactured printed circuit boards requiring lead times of twenty days or more for original equipment manufacturers.

•	In July 1998, Dynamic Details merged with Dynamic Circuits, Inc., or DCI. DCI was primarily a manufacturer of complex printed circuit boards and related components based in Silicon Valley and with additional facilities in Texas, Georgia and Massachusetts.

•	In December 1999, Dynamic Details implemented a plan to consolidate its Colorado operations into its Texas facility and to close the Colorado facility. By combining the Texas and Colorado operations, Dynamic Details eliminated lower-margin product lines and decreased overhead costs, and gained efficiency through better capacity utilization and streamlined management.

•	In April 2000, DDi Corp. acquired MCM Electronics Limited (“MCM Electronics”), a time-critical electronics manufacturing service provider based in the United Kingdom. MCM Electronics has been combined with our other European operations and renamed DDi Europe Limited.

•	In August 2000, Dynamic Details acquired substantially all the U.S. assets of Automata International, Inc. (“Automata”), a Virginia-based manufacturer of technologically advanced printed circuit boards.

•	In September 2000, Dynamic Details acquired substantially all the assets of Golden Manufacturing, Inc. (“Golden Manufacturing”), a Texas-based manufacturer of engineered metal enclosures and provider of value-added assembly services to communications and electronics original equipment manufacturers.

•	In March 2001, DDi Europe completed the acquisition of Thomas Walter Limited (“Thomas Walter”), a leading circuit board manufacturer based in Marlow, England. Thomas Walter is a well-established provider of complex, quick-turn rigid and rigid-flex printed circuit boards for the European electronics industry.

•	In April 2001, Dynamic Details completed the acquisition of the assets of Nelco Technology (“Nelco”), a wholly owned subsidiary of Park Electrochemical Corp. Nelco is an Arizona-based manufacturer of semi-finished printed wiring boards, commonly known as mass lamination.

•	In May 2001, Dynamic Details completed the acquisition of Olympic Circuits Canada (“Olympic Circuits”), a Canada-based time-critical electronics manufacturing service provider specializing in quick-turn prototype printed circuit boards.

•	In June 2001, Dynamic Details completed the acquisition of the assets of Altatron Technology (“Altatron”), a Southern California based provider of value-add assembly services to electronics original equipment manufacturers.

On October 24, 2002, DDi Europe completed the acquisition of Kamtronics Limited (“Kamtronics”), a market leader in sourcing printed circuit boards for European customers, based in Calne, England, for approximately $4.2 million (consisting of $3.1 million in cash, $0.8 million in assumed indebtedness and $0.3 million of other expenses) plus contingent consideration based on earnings in each of the two years following the date of the acquisition. No contingent consideration has been earned or recorded as of December 31, 2002. If contingent consideration is earned and paid, it will be capitalized as additional purchase price.

Financing Activities

On April 14, 2000, DDi Corp. completed the initial public offering of its common stock. We used net proceeds of approximately $156.6 million to repay a portion of our debt and finance a portion of the MCM Electronics acquisition.

On October 16, 2000, DDi Corp. completed a public offering of 4,608,121 shares of its common stock. We used net proceeds of approximately $122.0 million to repay a portion of our debt and for general corporate purposes. During 2001, we used a portion of the proceeds for the acquisitions of Thomas Walter, Olympic Circuits and Altatron.

On February 14, 2001, DDi Corp. and some of its shareholders completed a follow-on public offering of 6,000,000 shares of its common stock. Three million shares were sold by DDi Corp. and 3,000,000 shares were sold by selling shareholders. The shares were sold at $23.50 per share, generating proceeds to us of approximately $67.0 million, net of underwriting discounts, commissions and expenses. Concurrently, DDi Corp. issued $100.0 million in aggregate principal amount of 5.25% convertible subordinated notes due March 1, 2008. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $30.00 per share, subject to certain adjustments. These notes generated proceeds to us of $97.0 million, net of underwriting discounts, commissions and expenses. The net proceeds of both transactions were used to repurchase all of the Dynamic Details senior subordinated notes, repurchase a portion of the DDi Capital senior discount notes, repay a portion of the Dynamic Details senior credit facility and for general corporate purposes.

On April 2, 2002, DDi Corp. completed its private offering of $100.0 million aggregate principal amount of 6.25% convertible subordinated notes due April 1, 2007. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.04 per share, subject to certain adjustments. These notes generated proceeds of $95.8 million, net of underwriting discounts. Approximately $47.9 million of the net proceeds from the sale were used to repay a portion of the Dynamic Details senior term facility, $12.5 million was placed in an interest reserve account to cover two years of interest payments on the notes and the remainder is being used for working capital and general corporate purposes. In connection with the $47.9 million repayment of the senior term facility, Dynamic Details elected to amend its swap agreement by reducing the notional balance of the swap to reflect the impact of the debt repayment on the outstanding principal. In connection with the amendment of the swap agreement, Dynamic Details paid approximately $3.1 million to the counterparty, representing the pro-rata portion of the deferred swap liability.

Restructuring and Cost-Reduction Initiatives

Many of the end markets into which we sell printed circuit boards and electronic manufacturing services (including communications and networking equipment; computers and peripherals; medical, automotive, industrial and test equipment; and aerospace equipment) entered into a significant downturn in late 2000, which continues as of this date. As a result, demand for our services has generally decreased over the past two years, which has had a negative impact on our revenues and operating performance.

As a result of our series of acquisitions in 2000 and 2001 and the decrease in demand for our services, we had excess manufacturing capacity. In 2001, we implemented a restructuring plan designed to reduce our expenses, increase operating efficiencies and focus our business on higher margin services.

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

In June 2002, our management and Board of Directors approved a plan to close our Dallas, Texas and Moorpark, California facilities and selected design centers and to restructure various European operations.

In September 2002, our management and Board of Directors approved a plan to write-down unutilized assets, streamline certain manufacturing facilities, and eliminate certain sales offices, including our sales office based in Tokyo.

In December 2002, our management implemented further restructuring initiatives to scale down its Anaheim, California facility, close remaining design centers and reallocate production to facilities with lower cost structures in order to improve operating cash flows.

Restructuring Charges

As a result of the downturn in our business, the related facility closures and restructurings and the decline in our stock price, we have recorded a series of restructuring and goodwill impairment charges over the past two fiscal years that have negatively impacted our results of operations and financial condition.

In conjunction with the closure of the Garland and Marlborough facilities, DDi Capital and DDi Corp. recorded charges in the fourth quarter of 2001 totaling $79.4 million and $79.8 million, respectively. Of these amounts, $3.7 million represent restructuring related inventory impairments and were therefore reflected as a component of gross profit. The remaining $76.1 million of charges were classified as “Restructuring and other related charges” and consist of $51.4 million relating to impairments of intangibles assets, $15.5 million relating to impairments of net property, plant and equipment, and $8.8 million for DDi Capital and $9.2 million for DDi Corp. in accrued restructuring expenses.

In June 2002, in conjunction with the closure of the Texas and Moorpark facilities, selected design centers and other restructuring of various European operations, DDi Capital and DDi Corp. recorded charges in the second quarter of 2002 totaling $17.2 million and $17.9 million, respectively. Of these amounts, $3.4 million for DDi Capital and $3.5 million for DDi Corp. represent restructuring related inventory impairments and were therefore reflected as a component of gross profit. The remaining $13.8 million of charges for DDi Capital and $14.4 million for DDi Corp. were classified as “Restructuring and other related charges.” Such charges consist of $8.2 million for DDi Capital and $8.3 million for DDi Corp. relating to impairments of net property, plant and equipment, and $5.6 million for DDi Capital and $6.1 million for DDi Corp. in accrued restructuring expenses.

In September 2002, in conjunction with the plan to write-down unutilized assets, streamline certain manufacturing facilities, and eliminate certain sales offices, including the office based in Tokyo, DDi Capital and DDi Corp. recorded charges in the third quarter of 2002 totaling $8.7 million and $9.1 million, respectively, which were classified as “Restructuring and other related charges.” Such charges consist of $7.1 million for DDi Capital and $7.5 million for DDi Corp. relating to impairments of net property, plant and equipment, and $1.6 million in accrued restructuring expenses. Such accrued restructuring expenses represent $1.0 million in estimated facilities closure costs such as minimum lease payments through the scheduled maturities of the non-cancelable real property operating leases and the estimated costs of readying facilities for lease or sale and $0.6 million in other exit costs.

During the fourth quarter of 2002, our management implemented further restructuring initiatives to scale down our Anaheim, California facility and close remaining design centers, resulting in restructuring charges of $2.7 million and $3.1 million in DDi Capital and DDi Corp., respectively. Such charges consist of $0.5 million relating to impairment of net property, plant and equipment, $1.6 million in accrued restructuring expenses and $0.5 million and $0.9 million paid in cash for severance and other exit costs for DDi Capital and DDi Corp., respectively. Of the amount of restructuring expenses accrued, $1.1 million was related to severance costs associated with the involuntary termination of 153 staff and management employees and $0.5 million was related to other exit costs. During 2002, DDi Capital and DDi Corp. recorded impairments on net property, plant and equipment aggregating $15.8 million and $16.3 million, respectively.

Goodwill Impairment

Applicable accounting standards require that goodwill and certain other intangible assets be tested for impairment at least annually or whenever evidence of potential impairment exists. We are required to recognize an impairment charge for the write-down of goodwill if the fair values of our net assets are less than their current recorded book values.

Due to a continued stock price decline during both the second and third quarters of 2002, tests of impairment were performed in each of these quarters. The analyses indicated that the book value of goodwill during each quarter was in excess of its fair value, as determined by the Company’s market capitalization. After assessing the goodwill impairment at a reporting unit level, the Company calculated and recorded goodwill impairment charges of $45.0 million and $7.0 million, respectively, for DDi Capital and $60.0 million and $12.0 million, respectively, for DDi Corp. in the quarters ended June 30 and September 30, 2002, respectively.

Due to evolving financial and other factors affecting our business, primarily our recent discussions with our senior lenders, convertible subordinated noteholders and other stakeholders, and based on business valuations that indicated the book value of goodwill was in excess of its fair value at December 31, 2002, the Company calculated and recorded goodwill impairment charges during fourth quarter 2002 of $76.7 million and $127.0 million for DDi Capital and DDi Corp., respectively.

Default Under Our Senior Credit Facility/Debt Restructuring/Going Concern Qualification

As a result of the continued downturn in our business and the related restructuring and impairment charges over the past two fiscal years, we have had to enter into a series of amendments to the Dynamic Details senior credit facility.

Dynamic Details entered into a Fifth Amendment dated December 31, 2001 to the Dynamic Details senior credit facility, which amendment, among other things, restricted the use of our revolving loan, reset certain of the financial covenants and further restricted the ability to upstream money to DDi Corp.

On June 28, 2002 the Dynamic Details senior credit facility was further amended to, among other things, place tighter restrictions on our ability to borrow under the revolver, required a $30,000,000 capital contribution from DDi Corp. to Dynamic Details into a restricted account, restricted the ability to upstream money to DDi Corp. and again reset certain of the financial covenants.

Our financial performance in the fourth quarter of 2002 has resulted in covenant defaults under the Dynamic Details senior credit facility, specifically related to minimum EBITDA requirements for that quarter and continuing liquidity requirements since December 31, 2002. We have entered into a forbearance agreement with the lenders under the Dynamic Details senior credit facility which provides that they will refrain from exercising any rights or remedies in respect of our failure to comply with the financial covenants. The term of the forbearance agreement expires March 31, 2003, but may be extended until May 9, 2003 if we obtain forbearance agreements from the holders of the DDi Corp. 5.25% convertible subordinated notes and the DDi Corp. 6.25% convertible subordinated notes.

As a result of the default on the Dynamic Details senior credit facility, we were not permitted to pay our interest obligations due on March 1, 2003 on our 5.25% convertible subordinated notes and will not be permitted to pay our interest obligations due on April 1, 2003 on our 6.25% convertible subordinated notes. Failure to make such interest payments within 30 days after their due date will amount in a default under the notes. We have commenced negotiations with the lenders under the Dynamic Details senior credit facility, our convertible subordinated noteholders and other stakeholders with regard to a restructuring of our debt. We do not currently have any agreement with any of the note holders with respect to any such forbearance, amendments, waivers or restructuring, and there can be no assurance that any such agreement could be obtained. See “Liquidity and Capital Resources” and “Factors That May Affect Future Results” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

If we cannot restructure our existing liabilities and/or obtain additional financing, our creditors could take legal action to enforce their claims, including forcing us into bankruptcy. Alternatively, we could seek protection under the bankruptcy laws. As a result of the foregoing, our independent accountants have expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

•	Valuation of long-lived assets—We assess the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in our operating strategy, such as the closure of a facility, can significantly reduce the estimated useful life of such assets. In our 2001 and 2002 Consolidated Statements of Operations, we recorded impairments of long-lived assets resulting from plant closures (see Note 15 to the Consolidated Financial Statements).

•	Goodwill impairment—We assess the potential impairment of goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In our 2002 Consolidated Statements of Operations, we recorded impairments of goodwill resulting from the decline of our market capitalization and our evaluation of strategic alternatives to our financing situation (see Note 20 to the Consolidated Financial Statements).

•	Inventory obsolescence—We generally purchase raw materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, however, such as the closure of a facility, can limit our ability to effectively utilize all of the raw materials purchased. In our 2001 and 2002 Consolidated Statement of Operations, we recorded restructuring-related inventory impairments resulting from plant closures (see Note 15 to the Consolidated Financial Statements). In addition to evaluations of the market value in connection with significant activities, we regularly monitor potential inventory obsolescence and, when necessary, reduce the carrying amount of our inventory to its market value.

•	Allowance for doubtful accounts—We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•

Income taxes—As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The process incorporates an assessment of the current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheet. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, we establish a valuation allowance. Increases in valuation allowances result in the recording of additional tax expense. In our 2002 Consolidated Statements of Operations, we recorded tax expense to establish valuation allowances against our federal and state deferred tax assets

(see Note 12 to the Consolidated Financial Statements). Further, if our ultimate tax liability differs from the periodic tax provision reflected in the Consolidated Statements of Operations, additional tax expense may be recorded.

•	Litigation and other contingencies—Management regularly evaluates our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. To date, we have not been affected by any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on our results of operations or financial position. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to the contingencies. Such additional expense could potentially have a material impact on our results of operations and financial position.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

The following table sets forth income statement data expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	DDi Capital 2000	DDi Corp. 2000	DDi Capital 2001	DDi Corp. 2001	DDi Capital 2002	DDi Corp. 2002
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.3	61.5	73.5	72.9	91.7	92.3
Restructuring-related inventory impairment	—	—	1.3	1.0	1.8	1.4

Gross profit	38.7	38.5	25.2	26.1	6.5	6.3
Operating expenses:
Sales and marketing	8.6	8.0	8.9	7.7	10.6	9.2
General and administration	6.8	7.3	5.1	5.8	5.7	6.6
Amortization of intangibles	4.3	4.6	6.2	6.2	—	—
Goodwill impairment	—	—	—	—	69.3	80.0
Restructuring and related charges	—	—	26.6	21.0	13.6	10.7
Reorganization expenses	—	—	—	—	1.1	0.9

Operating income (loss)	19.0	18.6	(21.6)	(14.6)	(93.8)	(101.1)
Interest rate swap valuation	—	—	3.5	2.8	—	—
Interest expense (net)	8.9	10.4	12.1	11.5	4.6	8.9

Income (loss) before income taxes	10.1	8.2	37.2	(28.9)	(98.4)	(110.0)
Income tax benefit (expense)	(4.9)	(4.2)	7.3	5.4	(8.2)	(5.7)

Net income (loss)	5.2%	4.0%	(29.9)%	(23.5)%	(106.6)%	(115.7)%

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Net Sales

DDi Capital net sales decreased $99.1 million (35%) to $185.6 million in 2002, from $284.7 million in 2001. DDi Corp. net sales decreased $112.8 million (31%) to $248.8 million in 2002, from $361.6 million in 2001. Such decreases in net sales are attributable to a reduction in panels produced and the average price per panel, reflecting softened economic conditions in both North America and Europe.

Gross Profit

DDi Capital gross profit decreased $59.7 million (83%) to $12.0 million, or 7% of net sales, in 2002, from $71.7 million, or 25% of net sales, in 2001. DDi Corp. gross profit decreased $78.6 million (83%) to $15.7 million, or 6% of net sales, in 2002, from $94.3 million, or 25% of net sales, in 2001. The gross profit for DDi Capital and DDi Corp. for 2002 includes charges ($3.4 million for DDi Capital and $3.5 million for DDi Corp.) for inventory write-downs in connection with our second quarter restructuring initiatives (see the discussion of Restructuring and Other Related Charges for further information). Excluding the charges, DDi Capital gross profit was $15.4 million, or 8% of net sales for 2002, down from 27% of net sales for 2001. On the same basis, DDi Corp. gross profit was $19.2 million, or 8% of net sales, down from 27% for 2001. The decreases in the Company’s gross profit resulted from the lower level of net sales generated in 2002. The impact of the decreases in sales was mitigated by various cost control initiatives relating to materials, production personnel and overhead expenses.

Sales and Marketing Expenses

DDi Capital sales and marketing expenses decreased $5.8 million (23%) to $19.7 million in 2002, from $25.4 million in 2001. DDi Corp. sales and marketing expenses decreased $4.6 million (17%) to $23.0 million in 2002, from $27.6 million in 2001. Such decreases in sales and marketing expenses reflect the lower level of net sales, partially offset by additional costs associated with a shift in the overall production mix, resulting in increased commission and other variable expenses.

General and Administration Expenses

DDi Capital general and administration expenses decreased $3.8 million (27%) to $10.5 million in 2002, from $14.4 million in 2001. DDi Corp. general and administration expenses decreased $4.5 million (21%) to $16.5 million in 2002, from $21.0 million in 2001. The decreases in general and administrative expenses reflect the impact of various cost control initiatives. Such expenses increased as a percentage of net sales, however, reflecting the relatively fixed nature of many of these costs.

Restructuring and Other Related Charges

Restructuring and related charges in 2002 were $25.2 million for DDi Capital and $26.6 million for DDi Corp., respectively. Such charges represent costs incurred in connection with management’s decision to close various facilities, eliminate overhead, and remove unutilized assets from productive service. See Note 15  to the Consolidated Financial Statements.

Reorganization Expenses

Reorganization expenses in 2002 were $2.1 million for DDi Capital and $2.3 million for DDi Corp., respectively. Such charges represent $0.6 million of costs relating to professional fees incurred in connection with our efforts to effect a plan of reorganization to deleverage our capital structure and $1.5 million for DDi Capital and $1.7 million of costs relating to our Key Employee Retention Plan. See Note 16 to the Consolidated Financial Statements.

Amortization of Intangibles

Amortization of intangibles for the year ended December 31, 2001 was $17.7 million for DDi Capital and $22.6 million for DDi Corp. Effective January 1, 2002, the Company adopted SFAS No. 142 (see Note 20 to the Consolidated Financial Statements). As a result of the adoption of this standard, the Company recorded no amortization of intangibles for the year ended December 31, 2002.

Goodwill Impairment

DDi Capital and DDi Corp. recorded goodwill impairments of $128.7 million and $199.0 million, respectively, during the year ended December 31, 2002 (see Note 20 to the Consolidated Financial Statements).

Interest Rate Swap Valuation

DDi Capital and DDi Corp. interest rate swap valuation for the year ended December 31, 2001 represents the change in the fair value of an interest rate swap agreement as of December 31, 2001. See Note 8 to the Consolidated Financial Statements.

Net Interest Expense

DDi Capital net interest expense decreased $25.8 million (75%) to $8.6 million in 2002, from $34.4 million in 2001. Such decrease in net interest expense is due primarily to the retirement of debt in each period. For the year ended December 31, 2002, the Company recorded approximately $1.4 million in net non-cash credits in connection with the prepayment of a portion of the Dynamic Details senior term facility and the modification of the related interest rate exchange agreement. For the year ended December 31, 2001, the Company recorded net interest charges of approximately $19.6 million in connection with the redemption of the Dynamic Details senior subordinated notes in February 2001 and a portion of the DDi Capital senior discount notes in the second quarter of 2001. See Note 6 to the Condensed Consolidated Financial Statements. The decrease in net interest expense also reflects the reduced indebtedness resulting from the aforementioned transactions and the scheduled principal repayments of the Dynamic Details senior term facility. DDi Corp. net interest expense decreased $19.6 million (47%) to $22.1 million in 2002, from $41.7 million in 2001. Such decrease in net interest expense reflects the decrease in net interest expense incurred by DDi Capital, partially offset by interest expense incurred on the DDi Corp. 5.25% convertible subordinated notes issued in February 2001 and the DDi Corp. 6.25% convertible subordinated notes issued in April 2002.

Income Taxes

DDi Capital income taxes increased $36.2 million to an expense of $15.3 million in 2002, from a $20.9 million benefit in 2001. DDi Corp. income taxes increased $33.9 million to an expense of $14.3 million in 2002, from a $19.6 million benefit in 2001. Such increase in income tax expense reflects the impact of substantial non-deductible items, primarily the goodwill impairment (see Goodwill Impairment above), and the valuation allowance relating to federal and certain state deferred tax assets, including certain state tax credits (see Note 12 to the Consolidated Financial Statements).

Based upon the large operating losses and expected future operating results, in the fourth quarter of 2002, management determined that it was more likely than not that all of the deferred tax assets as of December 31, 2002 may not be realized. Consequently, a valuation allowance was established for all of the deferred tax assets that are not expected to be realized.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Net Sales

DDi Capital net sales decreased $163.7 million (37%) to $284.7 million in 2001, from $448.4 million in 2000. Such decrease in net sales is attributable to a reduction in panels produced and the average price per panel, reflecting softened economic conditions, partially offset by the impact of acquisitions during 2000 and 2001. DDi Capital net sales in 2001 relating to acquisitions in this year were $13.7 million. DDi Corp. net sales decreased $136.1 million (27%) to $361.6 million in 2001, from $497.7 million in 2000. Such decrease in net sales reflects the lower level of DDi Capital sales, partially offset by the impact of the acquisitions of MCM Electronics Limited (“MCM”) in April 2000 and Thomas Walter in March 2001. DDi Corp. net sales for the twelve months ended December 2001 relating to acquisitions in 2001 were $26.4 million.

Gross Profit

DDi Capital gross profit decreased $102.0 million (59%) to $71.7 million, or 25% of net sales, in 2001, from $173.7 million, or 39% of net sales, in 2000. DDi Corp. gross profit decreased $97.2 million (51%) to $94.3 million, or 26% of net sales, in 2001, from $191.5 million, or 38% of net sales, in 2000. The gross profit for DDi Capital and DDi Corp. for 2001 includes a $3.7 million charge for inventory write-downs in connection with our restructuring initiatives (see the discussion of Restructuring and Other Related Charges for further information). Excluding the charge, DDi Capital gross profit was $75.5 million, or 27% of net sales for 2001, down from 39% of net sales for 2000. On the same basis, DDi Corp. gross profit was $98.0 million, or 27% of net sales for 2001, down from 38% of net sales for 2000. The decreases in the gross profit for DDi Capital and DDi Corp., excluding the 2001 restructuring charge, resulted from the lower level of sales generated in 2001. The impact of the decreases in sales on gross profit was mitigated by various cost control initiatives relating to materials, production personnel and overhead expenses.

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

General and Administration Expenses

DDi Capital general and administration expenses decreased $16.0 million (53%) to $14.4 million in 2001, from $30.4 million in 2000. DDi Corp. general and administration expenses decreased $15.2 million (42%) to $21.0 million in 2001, from $36.2 million in 2000. Such decreases in general and administrative expenses are due to cost control measures.

Restructuring and Other Related Charges

Restructuring and related charges in 2001 were $75.7 million for DDi Capital and $76.1 million for DDi Corp., respectively. Such charges represent costs incurred in the fourth quarter of 2001 in connection with management’s decision to close various facilities and the separation of certain executives from the Company (see Note 15 to the Consolidated Financial Statements).

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

Interest Rate Swap Valuation

Interest rate swap valuation represents the change in the fair value of an interest rate swap agreement. (see Note 8 to the Consolidated Financial Statements). At December 31, 2001, existing interest rate swap agreements for DDi Capital and DDi Corp. qualify as effective cash flow hedges and, accordingly, subsequent changes in fair value are not charged to operations.

Net Interest Expense

DDi Capital net interest expense decreased $5.5 million (14%) to $34.4 million in 2001, from $39.9 million in 2000. Such decrease in net interest expense is due primarily to the repayment of a portion of the amounts owed under the Dynamic Details senior credit facility in April 2000, the redemption of a portion of the DDi Capital senior discount notes in October 2000 and during the second quarter of 2001, and the redemption of the Dynamic Details senior subordinated notes in full in February 2001. Cash generated from equity offerings funded these redemptions. DDi Corp. net interest expense decreased $10.1 million (19%) to $41.7 million in 2001, from

$51.8 million in 2000. Such decrease in net interest expense reflects the decrease in net interest expense incurred by DDi Capital and the redemption of the DDi Intermediate senior discount notes in full in April and October 2000. These decreases were partially offset by interest expense incurred from the acquisition of MCM and $5 million in interest expense relating to the issuance in February 2001 of the 5.25% convertible subordinated notes due March 1, 2008.

Income Taxes

DDi Capital income taxes decreased $42.9 million to a benefit of $20.9 million in 2001, from a $22.0 million expense in 2000, reflecting a lower level of taxable income earned in 2001. DDi Corp. income taxes decreased $40.4 million to a benefit of $19.6 million in 2001, from a $20.8 million expense in 2000. Such decrease in income tax expense reflects the decreased DDi Capital provision, the impact of the acquisitions of MCM and Thomas Walter, and interest deductions relating to the DDi Corp. 5.25% convertible subordinated notes due March 1, 2008. See Note 12 to the Consolidated Financial Statements for a reconciliation of the tax expense or benefit recorded in each period to the corresponding amount of income tax determined by applying the U.S. Federal income tax rate to the earnings or loss before income taxes.

Quarterly Financial Information

The following tables present selected quarterly financial information for each of the twelve quarters ended December 31, 2002. This information is unaudited but, in our opinion, reflects all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this information, in accordance with generally accepted accounting principles. These quarterly results are not necessarily indicative of future results.

	DDi Capital, Three Months Ended
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in millions)
Net sales	$75.3	$86.9	$132.2	$154.0	$118.7	$65.2	$53.7	$47.1	$47.0	$47.4	$44.9	$46.3
Cost of goods sold	49.0	55.9	83.9	85.9	74.8	44.9	46.4	43.2	42.2	42.3	39.2	46.5
Restructuring-related inventory impairment	—	—	—	—	—	—	—	3.7	—	3.4	—	—

Gross profit	$26.3	$31.0	$48.3	$68.1	$43.9	$20.3	$7.3	$0.2	$4.8	$1.7	$5.7	$(0.2)

	DDi Corp., Three Months Ended
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in millions)
Net sales	$75.3	$101.5	$149.6	$171.3	$140.7	$85.8	$70.6	$64.5	$62.5	$62.1	$60.3	$63.9
Cost of goods sold	49.0	66.5	95.1	95.6	88.1	59.3	59.3	56.9	56.2	55.9	54.0	63.5
Restructuring-related inventory impairment	—	—	—	—	—	—	—	3.7	—	3.5	—	—

Gross profit	$26.3	$35.0	$54.5	$75.7	$52.6	$26.5	$11.3	$3.9	$6.3	$2.7	$6.3	$0.4

The quarterly financial information provided above does not present net income (loss) and related per share data. Such information is not presented because it does not allow for meaningful comparisons among quarters; the data fluctuates greatly from quarter to quarter due to the reclassification of our Class A and Class L common stock into new common stock in connection with our initial public offering and due to the changes in our net interest expense (and related tax expense) as a result of the reduction in debt with the use of proceeds from our debt and equity offerings. Further quarterly financial information not presented above is presented in our quarterly reports on Form 10-Q.

Liquidity and Capital Resources

As of December 31, 2002, cash, cash equivalents and marketable securities, including $9.4 million of restricted funds were $37.7 million for DDi Capital, and $38.4 million for DDi Corp. compared to $39.5 million for DDi Capital, and $45.5 million for DDi Corp. as of December 31, 2001. Our principal source of liquidity to fund ongoing operations for the year ended December 31, 2002 was cash provided by operations and existing cash, cash equivalents and marketable securities available for sale.

Net cash provided by (used in) operating activities for the year ended December 31, 2002 was $(1.5) million for DDi Capital and $(10.9) million for DDi Corp., compared to $47.6 million for DDi Capital and $55.8 million for DDi Corp. for the year ended December 31, 2001 and $61.1 million for DDi Capital and $64.8 million for DDi Corp. for the year ended December 31, 2000.

Capital expenditures for the year ended December 31, 2002 were $8.0 million for DDi Capital, and  $10.7 million for DDi Corp., compared to $24.7 million for DDi Capital and $35.2 million for DDi Corp. for the year ended December 31, 2001 and $24.0 million for DDi Capital and $27.2 million for DDi Corp. during the year ended December 31, 2000.

Our financial performance in the fourth quarter of 2002 has resulted in covenant defaults under the Dynamic Details senior credit facility, specifically related to minimum EBITDA requirements for that quarter and continuing liquidity requirements since December 31, 2002. Accordingly, we have entered into a forbearance agreement with the lenders under the Dynamic Details senior credit facility that is intended to facilitate the restructuring of the Dynamic Details senior credit facility, the DDi Corp. 5.25% convertible subordinated notes and the DDi Corp. 6.25% convertible subordinated notes. The term of the forbearance agreement expires March 31, 2003, but may be extended until May 9, 2003 if certain conditions are met, including that forbearance agreements, which are satisfactory to the lenders under the Dynamic Details senior credit facility, are entered into with the holders of our 5.25% and 6.25% convertible subordinated notes.

If we are unable to enter into forbearance agreements, satisfactory to the lenders under the Dynamic Details senior credit facility, with the holders of DDi Corp’s 5.25% and 6.25% convertible subordinated notes prior to March 31, 2003, enter into satisfactory arrangements with the Dynamic Details senior credit facility lenders to extend its forbearance beyond May 9, 2003, or otherwise reach an agreement to restructure our senior indebtedness, the lenders under the Dynamic Details senior credit facility will have the right to declare our outstanding debt to be immediately due and payable and exercise of all or any of their rights and remedies, including the right to foreclose on the collateral pledged to secure the facility, which consists of substantially all of the assets of Dynamic Details and its subsidiaries.

As a result of the defaults on the Dynamic Details senior credit facility, we were not permitted to pay our interest obligations under the DDi Corp. 5.25% convertible subordinated notes on March 1, 2003 and will not be permitted to pay our interest obligations under the DDi Corp. 6.25% convertible subordinated notes on April 1, 2003. If the interest payment on the 5.25% convertible subordinated notes is not made within 30 days of the due date thereof, the holders of the 5.25% convertible subordinated notes will be able to exercise all of their rights and remedies in connection therewith. Similarly, if the interest payment on the 6.25% convertible subordinated notes is not made within 30 days of the due date thereof, the holders of the 6.25% convertible subordinated notes will be able to exercise all of their rights and remedies in connection therewith.

As a result of the foregoing, we have commenced discussions with the lenders under the Dynamic Details senior credit facility, convertible subordinated noteholders and other stakeholders regarding a consensual restructuring of our obligations through negotiations. A significant portion of DDi Corp.’s convertible subordinated noteholders have formed an ad hoc committee and, in conjunction with their financial advisor, are in discussions with the Company regarding a restructuring of the convertible subordinated notes. In connection with our restructuring efforts, one of the alternatives for a consensual restructuring with our creditors is an in-court restructuring, or “prepackaged plan,” under which the Company would attempt to accomplish the restructuring by filing a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court. There can be no assurance that the Dynamic Details senior credit facility or our other indebtedness will be renegotiated on terms acceptable to us.

If we cannot restructure our existing liabilities and/or obtain additional financing, our creditors could take legal action to enforce their claims, including forcing us into bankruptcy. Alternatively, we could seek protection under the bankruptcy laws.

As there are currently no arrangements in place to extend the forbearance period and the existing forbearance period is for less than one year, we have classified all indebtedness relating to the Dynamic Details senior credit facility of approximately $68.5 million to current liabilities at December 31, 2002. In addition, we have reclassified $200.0 million of indebtedness relating to the DDi Corp. 5.25% convertible subordinated notes and the DDi Corp. 6.25% convertible subordinated notes to current liabilities at December 31, 2002 as a result of our current expectation that the convertible subordinated notes will not be repaid in accordance with their stated terms.

As a result of the foregoing, our independent accountants have expressed a substantial doubt about our ability to continue as a going concern. In order to fund operations and execute the current business plan, we will ultimately require a deleveraging of our capital structure. There can be no assurance that we will be able to restructure our debt or that we will have sufficient working capital to fund future operations. If we are not able to restructure our debt or improve our working capital, we may be required to significantly curtail or cease our operating activities and/or our creditors could take legal action to enforce their claims, including forcing us into bankruptcy. Alternatively, we could seek protection under the bankruptcy laws.

Due to the Company’s covenant defaults with respect to the Dynamic Details senior credit facility, we are currently unable to borrow any additional funds under the Dynamic Details senior credit facility. Our European operating subsidiary, DDi Europe, has $11.9 million available for borrowing under its revolving credit facility. At December 31, 2002, we had $4.2 million outstanding under this revolving credit facility.

We expect that our primary sources of cash will be cash on hand, cash generated from operations and, with respect to DDi Europe, revolving borrowings under the DDi Europe facilities agreement. We are currently seeking resolution with respect to the default status of the Dynamic Details senior credit facility and are currently pursuing restructuring of our Dynamic Details senior credit facility, the DDi Corp. 5.25% convertible subordinated notes and the DDi Corp. 6.25% convertible subordinated notes. If we are able to restructure our substantial debt, we anticipate that our current sources of cash will be sufficient to meet our requirements for working capital and capital expenditures for the next 12 months. If we are unable to restructure our debt, and our lenders decide to accelerate our debt, we do not have sufficient liquidity to repay this indebtedness in full. In such event, we would require additional capital and/or may be required to significantly curtail or cease our operating activities or seek protection under bankruptcy laws.

The following table shows our contractual cash obligations and commercial commitments as of  December 31, 2002:

Payments Due by Period

(in thousands)

	DDi Capital Year Ending December 31,
Commitments	2003	2004	2005	2006	2007	Thereafter	Total

Long-Term Debt	$68,545	—	—	—	16,090	—	$84,635
Capital Lease Obligations	1,509	1,441	1,313	2	—	—	4,265
Operating Leases	6,708	5,999	6,004	4,901	3,345	8,478	35,435

Total Commitments	$76,762	7,440	7,317	4,903	19,435	8,478	$124,335

	DDi Corp. Year Ending December 31,
Commitments	2003	2004	2005	2006	2007	Thereafter	Total

Long-Term Debt	$273,375	4,829	4,829	4,829	20,919	—	$308,781
Capital Lease Obligations	1,829	1,657	1,373	4	2	—	4,865
Operating Leases	9,424	8,484	8,241	6,982	5,343	26,683	65,157

Total Commitments	$284,628	14,970	14,443	11,815	26,264	26,683	$378,803

The Dynamic Details senior credit facility, the DDi Capital senior discount notes, the DDi Corp. 5.25% convertible subordinated notes due March 1, 2008, the DDi Corp. 6.25% convertible subordinated notes due April 1, 2007 and the DDi Europe facilities agreement are described under the caption “Description of Indebtedness.”

Description of Indebtedness

Dynamic Details Senior Credit Facility

Dynamic Details has entered into a credit agreement, as amended, for which JPMorgan Chase Bank is the collateral, co-syndication and administrative agent and for which Bankers Trust Company is the documentation and co-syndication agent. The lenders are a syndicate comprised of various banks, financial institutions or other entities which hold transferable interests in the Dynamic Details senior credit facility. The Dynamic Details senior credit facility, as of December 31, 2002 consists of:

•	Tranche A term facility of approximately $18.7 million;

•	Tranche B term facility of approximately $49.8 million; and

•	a revolving line of credit of up to $50.0 million, including revolving credit loans, letters of credit and swing line loans access is currently not permitted due to the Company’s covenant defaults at December 31, 2002. As of December 31, 2002, Dynamic Details had no borrowings outstanding on this Revolving Credit Facility and had $1.2 million reserved against the Revolving Credit Facility for a letter of credit.

The Dynamic Details senior credit facility is jointly and severally guaranteed by DDi Capital and its subsidiaries and secured by the assets of all of our domestic subsidiaries. Future domestic subsidiaries of Dynamic Details will also guarantee the senior credit facility and secure that guarantee with their assets. The senior credit facility requires Dynamic Details to meet financial ratios and benchmarks and to comply with other restrictive covenants, including restrictions on making distributions or loans to DDi Corp. to pay interest or principal on the notes. As of December 31, 2002, Dynamic Details did not meet its minimum EBITDA requirement and continuing liquidity requirements. As a result, the lenders under the Dynamic Details senior credit facility could exercise their remedies and accelerate this debt. We have entered into a forbearance agreement with the lenders under the Dynamic Details senior credit facility which provides that they will refrain from exercising any rights or remedies in respect of our failure to comply with our financial covenants. The term of the forbearance agreement expires March 31, 2003, but may be extended until May 9, 2003 if we obtain forbearance agreements which are satisfactory to the lenders under the Dynamic Details senior credit facility from the holders of the DDi Corp. 5.25% convertible subordinated notes and DDi Corp. 6.25% convertible subordinated notes.

If we cannot restructure our existing liabilities and/or obtain additional financing, our creditors could take legal action to enforce their claims, including forcing us into bankruptcy. Alternatively, we could seek protection under the bankruptcy laws.

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

Borrowings under the Dynamic Details senior credit facility for Tranche A and the revolving credit facility bear interest at varying rates based, at our option, on either one month LIBOR plus 375 basis points or the bank rate plus 375 basis points in each case subject to adjustment based on the consolidated leverage ratio of Dynamic Details, as defined in the credit agreement. Borrowings for Tranche B under the Dynamic Details senior credit facility bear interest at rates based, at our option, on either one month LIBOR plus 400 basis points or the bank rate plus 300 basis points. The overall effective interest rate for the term loans, after giving effect to the interest rate swap agreement, as of December 31, 2002, was 9.92%. Dynamic Details is required to pay to the lenders under the Dynamic Details senior credit facility a commitment fee on the average unused portion of the revolving credit facility and a letter of credit fee on each letter of credit outstanding. The Dynamic Details senior credit facility requires Dynamic Details to apply proceeds of sales of debt, equity or material assets to prepay its senior credit facility, subject to some exceptions, and Dynamic Details must also, in some circumstances, pay excess cash flow to the lenders under its senior credit facility.

DDi Europe Facilities Agreement

In connection with DDi Corp.’s acquisition of MCM Electronics, DDi Corp. assumed MCM Electronics’ debt obligations under a facilities agreement dated May 27, 1999 between MCM Electronics and The Governor and Company of the Bank of Scotland, as arranger, agent, security trustee, term loan bank and working capital bank. MCM Electronics has been combined with our other European operations to form DDi Europe Limited. We amended and restated the facilities agreement in part on November 15, 2001. This facility consists of:

•	Tranche A term loan facility of up to an aggregate principal amount of £17.25 million;

•	Tranche B term loan facility of up to an aggregate principal amount of £0.75 million; and

•	working capital facilities of an aggregate maximum principal amount of £10.0 million

The term loan facilities require DDi Europe to meet financial ratios and to comply with other restrictive covenants. Substantially all of the assets of DDi Europe are pledged as collateral under the DDi Europe facilities agreement.

As of December 31, 2002, an aggregate of £17.6 million, or $28.3 million, was outstanding under the DDi Europe working capital facility. Borrowings under the DDi Europe facilities agreement may only be utilized to fund European operations.

The Tranche A term loan facility is repayable in increasing quarterly installments beginning in June 2000 with the final payment payable in September 2007. Pursuant to an amendment in November 2001, no payments are due on the Tranche A term loan facility from October 2001 through February 2003. The Tranche B term loan facility is repayable in full in December 2007. The working capital facility is available until November 2003 and may be renewed at Bank of Scotland’s discretion.

Borrowings under the facilities bear interest at varying rates, comprising of three-month U.K. LIBOR at the dates of commencement of the relevant quarterly interest period plus a margin of 150 basis points for Tranche A, Tranche B and the working capital facility. The overall effective interest rate for the DDi Europe term loan facilities, as of December 31, 2002, was 5.52%.

DDi Europe is required to pay non-utilization fees on the average unused portion of each of the facilities.

DDi Capital Senior Discount Notes

The DDi Capital senior discount notes were issued in an aggregate principal amount at maturity of $110 million and will mature on November 15, 2007. The senior discount notes were issued under an indenture dated as of November 18, 1997 between DDi Corp., as issuer, and The State Street Bank and Trust Company, as trustee, as supplemented by the supplemental indenture dated as of February 10, 1998 between DDi Capital and the trustee. The senior discount notes are senior unsecured obligations of DDi Capital. The senior discount notes were issued at a discount to their aggregate principal amount at maturity and accreted in value until November 15, 2002 at a rate per annum equal to 12.5%, compounded semi-annually. Cash interest on the senior discount notes were not accrued prior to November 15, 2002. Thereafter, interest has been and will be accrued at the rate of 12.5% per annum, payable semi-annually in arrears on each May 15 and November 15 of each year commencing May 15, 2003 to the holders of record on the immediately preceding May 1 and November 1, respectively.

On or after November 15, 2002, the DDi Capital senior discount notes may be redeemed at the option of DDi Capital, in whole at any time or in part from time to time, at a redemption price that is greater than the accreted value of the notes, plus accrued and unpaid interest, if any, to the redemption date. We have not redeemed any notes as of December 31, 2002. We used $37.6 million of the proceeds from DDi Corp.’s October 2000 follow-on public offering to repurchase a portion of the DDi Capital senior discount notes with an aggregate principal amount at maturity of $47.0 million, and we used $45.5 million of the proceeds from our February 2001 public offering to repurchase notes with an aggregate principal amount at maturity of $46.9 million.

DDi Corp. 5.25% Convertible Subordinated Notes due March 1, 2008

The DDi Corp. 5.25% convertible subordinated notes were issued in an aggregate principal amount of $100 million and will mature on March 1, 2008. The convertible subordinated notes were issued under an indenture dated as of February 14, 2001, as supplemented by a supplemental indenture dated as of February 14, 2001, in each case between us, as issuer, and The State Street Bank and Trust Company, as trustee. The convertible subordinated notes are subordinated, unsecured obligations of DDi Corp. Cash interest on the convertible subordinated notes accrues at the rate of 5.25% per annum, payable semi-annually in arrears on each March 1 and September 1 of each year commencing September 1, 2001 to the holders of record on the immediately preceding February 15 and August 15, respectively. As a result of our covenant defaults on the Dynamic Details senior credit facility, we were not permitted to pay our interest obligations due on March 1, 2003. Failure to make such interest payments within 30 days after their due date will amount in a default under the subordinated debt. We have commenced discussions with the holders of the 5.25% convertible subordinated notes regarding forbearance agreements, additional amendments or waivers under, or a potential restructuring of, the 5.25% convertible subordinated notes, but we do not currently have any agreement with any of the note holders with respect to any such forbearance, amendments, waivers or restructuring, and there can be no assurance that any such agreement could be obtained.

On or after March 5, 2004, the convertible subordinated notes may be redeemed at the option of DDi Corp., in whole or in part, at a redemption price that is greater than the outstanding principal amount of the notes, plus accrued and unpaid interest, if any, to the redemption date.

DDi Corp. 6.25% Convertible Subordinated Notes due April 1, 2007

On April 2, 2002, DDi Corp. completed its private offering of $100.0 million aggregate principal amount of 6.25% Convertible Subordinated Notes due April 1, 2007. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.04 per share, subject to certain adjustments. These notes generated proceeds of $95.8 million, net of underwriting discounts. Approximately $47.9 million of the net proceeds from the sale were used to repay a portion of the Dynamic Details Senior Term Facility, $12.5 million was placed in an interest reserve account to cover two years of interest payments on the notes and the remainder was to used for working capital and general corporate purposes. Due to the default under the Dynamic Details senior credit facility, the lenders under the Dynamic Details senior credit facility have blocked the Company’s access to such funds for any purpose.

As a result of our covenant defaults on the Dynamic Details senior credit facility, we will not be permitted to pay our interest obligations due on April 1, 2003. Failure to make such interest payments within 30 days after their due date will amount in a default under the subordinated debt. We have commenced discussions with the holders of the 6.25% Convertible Subordinated Notes regarding forbearance agreements, additional amendments or waivers under, or a potential restructuring of, the 6.25% Convertible Subordinated Notes, but we do not currently have any agreement with any of the note holders with respect to any such forbearance, amendments, waivers or restructuring, and there can be no assurance that any such agreement could be obtained.

In connection with the $47.9 million repayment of the Dynamic Details senior credit facility in April 2002, Dynamic Details elected to amend its swap agreement by reducing the notional balance of the swap to reflect the impact of the debt repayment on the outstanding principal. In connection with the amendment of the swap agreement, Dynamic Details paid approximately $3.1 million to the counterparty, representing the pro-rata portion of the deferred swap liability. In addition, we recorded a write-off of debt issuance costs of approximately $2.0 million, offset by a net credit of $3.4 million as a result of the swap amendment, which collectively are included in net interest expense.

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The provisions of EITF 94-3 shall continue to apply for exit activities initiated under an exit plan that met criteria of EITF 94-3 before January 1, 2003. We do not anticipate any material impact of the adoption of SFAS No. 146 on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that at the time a company issues a guarantee which falls within the scope of FIN 45, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees accounted for as derivative instruments and hedging activities, guarantees relating to performance of non-financial assets that are owned by the guaranteed party (e.g.) product warranties) and guarantees issued in a business combination that represent contingent consideration. These guarantees, however, are subject to the disclosure requirements of FIN 45. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the provisions of FIN 45 relating to footnote disclosure of product warranties during this period. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring our obligations under warranty. We periodically assesses the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. The warranty accrual as of December 31, 2002 is immaterial to our financial condition and the change in the accrual during the year ended December 31, 2002 is immaterial to our results of operations and cash flows. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002 and is therefore effective for us beginning with our fiscal quarter ending March 31, 2003. We do not anticipate any material impact of the adoption of FIN 45 on our consolidated financial statements.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for all fiscal years and interim periods ending after December 15, 2002 and is therefore effective for us beginning with our fiscal quarter ending March 31, 2003. Because we have not at this time elected to voluntarily adopt the SFAS 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS 148 will not have an impact on our consolidated financial position or results of operations.

Factors That May Affect Our Future Results

We are currently in default under our Dynamic Details senior credit facility and will not be able to pay our interest obligations under our 5.25% and 6.25% convertible subordinated notes.

Our financial performance in the fourth quarter of 2002 has resulted in covenant defaults under the Dynamic Details senior credit facility, specifically related to minimum EBITDA requirements for that quarter and continuing liquidity requirements since December 31, 2002. Accordingly, we have entered into a forbearance agreement with the lenders under the Dynamic Details senior credit facility that is intended to facilitate the restructuring of the Dynamic Details senior credit facility, the DDi Corp. 5.25% convertible subordinated notes and the DDi Corp. 6.25% convertible subordinated notes. The term of the forbearance agreement expires March 31, 2003, but may be extended until May 9, 2003 if certain conditions are met, including that forbearance agreements, which are satisfactory to the lenders under the Dynamic Details senior credit facility, are entered into with the holders of our 5.25% and 6.25% convertible subordinated notes.

If we are unable to enter into forbearance agreements, satisfactory to the lenders under the Dynamic Details senior credit facility, with the holders of DDi Corp’s 5.25% and 6.25% convertible subordinated notes prior to March 31, 2003, enter into satisfactory arrangements with the Dynamic Details senior credit facility lenders to extend its forbearance beyond May 9, 2003, or otherwise reach an agreement to restructure our senior indebtedness, the lenders under the Dynamic Details senior credit facility under this facility will have the right to declare our outstanding debt to be immediately due and payable and exercise all or any of their rights and remedies, including the right to foreclose on the collateral pledged to secure the facility, which consists of substantially all of the assets of Dynamic Details and its subsidiaries.

As a result of the defaults on the Dynamic Details senior credit facility, we were not permitted to pay our interest obligations under the DDi Corp. 5.25% convertible subordinated notes on March 1, 2003 and will not be permitted to pay our interest obligations under the DDi Corp. 6.25% convertible subordinated notes on April 1, 2003. If the interest payment on the 5.25% convertible subordinated notes is not made within 30 days of the due date thereof, the holders of the 5.25% convertible subordinated notes will be able to exercise all of their rights and remedies in connection therewith. Similarly, if the interest payment on the 6.25% convertible subordinated notes is not made within 30 days of the due date thereof, the holders of the 6.25% convertible subordinated notes will be able to exercise all of their rights and remedies in connection therewith.

As a result of the foregoing, we have commenced discussions with the lenders under the Dynamic Details senior credit facility, convertible subordinated noteholders and other stakeholders regarding a consensual restructuring of our obligations through negotiations. A significant portion of DDi Corp.’s convertible subordinated noteholders have formed an ad hoc committee and, in conjunction with their financial advisor, are in discussions with the Company regarding a restructuring of the convertible subordinated notes. In connection with our restructuring efforts, one of the alternatives for a consensual restructuring with our creditors is an in-court restructuring, or “prepackaged plan,” under which the Company would attempt to accomplish the restructuring by filing a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court. There can be no assurance that the Dynamic Details senior credit facility or our other indebtedness would be renegotiated on terms acceptable to us.

If we cannot restructure our existing liabilities and/or obtain additional financing, our creditors could take legal action to enforce their claims, including forcing us into bankruptcy. Alternatively, we could seek protection under the bankruptcy laws.

Our independent accountants’ report that accompanies our audited financial statements for the year ended December 31, 2002 expresses substantial doubt about our ability to continue as a going concern.

Our independent accountants have expressed a substantial doubt about our ability to continue as a going concern. In addition to seeking resolution to the default status of the senior credit facility, management is currently pursuing debt restructuring. There can be no assurance that we will be able to restructure our debt or that we will have sufficient working capital to fund future operations. If we are not able to restructure our debt or improve our working capital, we may be required to significantly curtail or cease our operating activities and/or our creditors could take legal action to enforce their claims, including forcing us into bankruptcy. Alternatively, we could seek protection under the bankruptcy laws.

Substantial Indebtedness

We have a substantial amount of indebtedness. As of December 31, 2002, our total debt was approximately $317.9 million for DDi Corp. and $88.9 million for DDi Capital.

As a result of our level of debt and the terms of our debt instruments and the current defaults under the Dynamic Details senior credit facility:

•	our vulnerability to adverse general economic conditions is heightened;

•	we will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

•	we are and will continue to be limited by financial and other restrictive covenants in our ability to borrow additional funds, consummate asset sales, enter into transactions with affiliates or conduct mergers and acquisitions;

•	our flexibility in planning for, or reacting to, changes in its business and industry will be limited;

•	our customers and potential customers may be reluctant to do business with us due to the uncertainty regarding our financial stability;

•	we are sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates; and

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

Our ability to pay principal and interest on our indebtedness and to satisfy our other debt obligations will depend upon our ability to deleverage our debt, our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control, as well as the availability of revolving credit borrowings under the DDi Europe facilities agreement or successor facilities. If we are unable to service our indebtedness, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. There is no assurance that we can effect any of these remedies on satisfactory terms, or at all.

Business Cycles of the End Markets We Serve

The end markets into which we sell printed circuit boards and electronic manufacturing services (including communications and networking equipment; computers and peripherals; medical, automotive, industrial and test equipment; and aerospace equipment) have their own business cycles. Some of these cycles show predictability from year to year. However, other cycles, are unpredictable in commencement, depth and duration. The communications industry entered into a significant downturn in late 2000, which continues as of this date. This has had a negative impact on our revenues and operating performance for the years ended December 31, 2001 and December 31, 2002. The failure of such industries to recover, a worsening of the downturn, or any other event leading to additional excess capacity will negatively impact our revenues, gross margins and operating margins.

Restrictions Imposed by Terms of Indebtedness

The terms of our indebtedness and our current default under the Dynamic Details senior credit facility restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. DDi Europe, DDi Capital and Dynamic Details are also required to maintain specified financial ratios and satisfy certain financial condition tests. Our subsidiaries’ ability to meet those financial ratios and tests can be affected by events beyond our subsidiaries’ control, and there can be no assurance that they will meet those tests. We are currently in default under the Dynamic Details senior credit facility. If we are unable to restructure our debt or if we of default in the future, lenders under such indebtedness could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable. If we were unable to repay such amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all the assets of Dynamic Details and its subsidiaries are pledged as security under the Dynamic Details senior credit facility. Substantially all the assets of DDi Europe are pledged as security under the DDi Europe facilities agreement.

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

Dependence on a Core Group of Significant Customers

Although we have a large number of customers, net sales to our largest customer accounted for approximately 5% of our net sales in 2002. Net sales to our ten largest customers accounted for approximately 26% of our net sales during the same period. We may depend upon a core group of customers for a material percentage of our net sales in the future. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact our revenues. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the services provided, our results of operations would be adversely affected.

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

The barriers to entry in our niche are considerable. In order to survive in the quick-turn sector, a competitor must have a very large customer base, a large staff of sales and marketing personnel, considerable engineering resources, and proper tooling and equipment to permit fast turnaround of small lots on a daily basis.

Intellectual Property

Our success depends in part on proprietary technology and manufacturing techniques. Currently, we rely primarily on trade secret protection to safeguard these proprietary techniques. Litigation may be necessary to protect our technology and determine the validity and scope of the proprietary rights of competitors. Intellectual property litigation could result in substantial costs and diversion of our management and other resources. If any infringement claim is asserted against us, we may seek to obtain a license of the other party’s intellectual property rights. We cannot assure you that a license would be available on reasonable terms or at all.

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

Dependence on Key Management

We depend on the services of our senior executives, including Bruce D. McMaster, President and Chief Executive Officer. We cannot assure that we will be able to retain him and other executive officers and key personnel or attract additional qualified management in the future. Mr. McMaster is not a party to an employment agreement with us. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly engineering and sales personnel, due to our focus on the technologically advanced and time-critical segment of the electronics manufacturing services industry. In addition, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition. The Company executed a plan to retain employees effective December 19, 2002 under the Key Employee Retention Program (“KERP”). The KERP is a discretionary retention bonus program which pays a stay bonus in three installments, on December 31, 2002, July 1, 2003 and January 1, 2004. Each of our senior executives, including Mr. McMaster, have received retention bonuses under the KERP. There can be no assurance that the KERP will be successful in retaining key personnel.

Charter Documents and State Law Provisions

Provisions in our charter and bylaws may have the effect of delaying or preventing a change of control or changes in our management that stockholders consider favorable or beneficial. If a change of control or change in management is delayed or prevented, the market price of our common stock could suffer.

Controlling Stockholders

Investment funds affiliated with Bain Capital, Inc. beneficially own approximately 6% of the outstanding common stock of DDi Corp. In addition, of the six directors who serve on our board, two are current representatives of Bain Capital, Inc. and one is a former representative of Bain Capital, Inc. By virtue of such stock ownership and board representation, these entities will continue to have a significant influence over all matters submitted to our stockholders, including the election of our directors, and to exercise significant control over our business, policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The DDi Europe facilities agreement and the Dynamic Details senior credit facility bear interest at a floating rate; the DDi Capital senior discount notes and DDi Corp. convertible subordinated notes bear interest at fixed rates. We reduce our exposure to interest rate risks through swap agreements.

The Dynamic Details revolving credit facility bears interest at (a) 3.75% per annum plus the applicable LIBOR or (b) 2.00% per annum plus the federal reserve reported overnight funds rate plus 0.5% per annum. As of December 31, 2002, we had no amount outstanding under our revolving credit facility. Due to our current default under the senior credit facility, we are not permitted to utilize the Dynamic Details revolving credit facility. Therefore a 10% change in interest rates during the year ending December 31, 2003, will not affect the interest expense to be incurred on this facility during such period.

Under the terms of the current swap agreement, we pay a maximum annual rate of interest applied to a notional amount equal to the principal balance of the term facility portion of the Dynamic Details senior credit facility. From January 1, 2002 through December 31, 2002, we paid a fixed annual rate of 5.99%, from January 1, 2003 through December 31, 2003, we pay a fixed annual rate of 6.49% and from January 1, 2004 through the scheduled maturity of the Tranche B term facility under the Dynamic Details senior credit facility in 2005 we pay a fixed annual rate of 6.99%. The term loan facility portion of the Dynamic Details senior credit facility bears interest based on one-month LIBOR. As of December 31, 2002, one-month LIBOR was 1.38%. If one-month LIBOR increased by 10% to 1.52%, interest expense related to the term loan facility portion would not increase over the year ending December 31, 2003 due to the fixed rates under the swap agreements. The overall effective interest rate for the term loans, after giving effect to the interest rate swap agreement, as of December 31, 2002, was 9.92%.

The DDi Europe facilities agreement bears interest based on three-month U.K. LIBOR plus a margin of 1.50%. Based upon our anticipated utilization of the DDi Europe revolving credit facility through the period ending December 31, 2003, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period. As of December 31, 2002, three-month U.K. LIBOR was 4.02%. If three-month U.K. LIBOR increased by 10% to 4.42%, interest expense related to the outstanding balances under the DDi Europe facilities agreement would increase by approximately $0.1 million. The overall effective interest rate for DDi Europe term loan facilities as of December 31, 2002 was 5.52%.

A change in interest rates would not have an effect on our interest expense on the DDi Capital senior discount notes or DDi Corp. convertible subordinated notes because these instruments bear a fixed rate of interest.

Foreign Currency Exchange Risk

The sales and expenses and financial results of DDi Europe and of our Canadian operations are denominated in British pounds and Canadian dollars, respectively. We have foreign currency translation risk equal to our net investment in those operations. However, since nearly all of our sales are denominated in local currency or in U.S. dollars, we have relatively little exposure to foreign currency transaction risk with respect to sales made. Based on our fiscal 2003 forecast, the effect of an immediate 10% change in exchange rates would not have a significant impact on our operating results over the year ending December 31, 2003. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statement information, including the report of independent accountants, required by this Item 8 is set forth on pages F-1 to F-44 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The Quarterly Financial Information required by this Item 8 is set forth in Item 7 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)    DDi Corp.

Information regarding DDi Corp.’s executive officers is included in Item 1A of Part I of this Form 10-K located on page 14 for information concerning our executive officers.

The following table sets forth the directors of DDi Corp., their ages as of March 21, 2003, their term of office as directors, their positions or offices with us and their principal occupations for at least the past five years as of March 21, 2003.

Name	Age	Director Since	Principal Occupation and Other Information
Prescott Ashe	35	1997

Mr. Ashe is a managing director of Golden Gate Capital, a private equity investment firm which he co-founded in 2000. He was principal at Bain Capital from June 1998 until May 2000 and was an associate at Bain Capital from December 1992 to June 1998. Prior to that, he was an analyst at Bain Capital, Inc. and a consultant at Bain & Company, a consulting firm. Mr. Ashe also serves as a director of two of the Company’s subsidiaries, DDi Capital Corp. and Dynamic Details, Incorporated as well as Integrated Circuit Systems, Inc.

Edward W. Conard	46	1997

Mr. Conard has been a managing director of Bain Capital since March 1993. From 1990 to 1992, Mr. Conard was a director of Wasserstein Perella, an investment banking firm that specializes in mergers and acquisitions. Prior to that, he was a vice president at Bain & Company, a consulting company, where he headed the firm’s operations practice area. Mr. Conard also serves as a director of Waters Corporation, Broder Bros., Alliance Laundry Systems, L.L.C., ChipPAC, Inc., Medical Specialties, Inc. and U.S. Synthetic.

Robert Guezuraga	54	2001

Mr. Guezuraga has been Senior Vice President and President, Cardiac Surgery, of Medtronic, Inc. a medical technology company since August 1999. From September 1998 to August 1999, he served as Vice President and General Manager of Medtronic Physio-Control International, Inc., a subsidiary of Medtronic that manufactures, sells and services external defibrillators and related medical equipment and accessories. From August 1994 to September 1998 he served as President and Chief Operating Officer of Physio-Control International, Inc., a medical equipment manufacturer. Prior to that, Mr. Guezuraga served as President and CEO of Positron Corporation from 1987 to 1994 and held various management positions within General Electric Corporation, including GE’s Medical Systems division.

Murray Kenney	46	2001

Mr. Kenney has been a private investor since 1999. From 1992 to 1999, Mr. Kenney was a Managing Director and Co-Founding Partner of Indosuez Capital, the merchant banking unit of Credit Agricole Indosuez, a French financial institution. From 1990 to 1992, Mr. Kenney was with Peter J. Solomon Company, a financial advisory firm. From 1986 to 1990, he was Vice President, Corporate Finance with Drexel Burnham Lambert Incorporated, an investment bank.

Name	Age	Director Since	Principal Occupation and Other Information

Bruce D. McMaster	41	1997

Mr. McMaster has served as President of the Company since 1991 and as a Director and Chief Executive Officer since 1997. Before becoming President of the Company, Mr. McMaster worked in various management capacities in the Company’s engineering and manufacturing departments. Mr. McMaster also serves as President and Chief Executive Officer of the Company’s subsidiaries, DDi Capital Corp. and Dynamic Details, Incorporated.

Stephen M. Zide	43	1997

Mr. Zide has been a Managing Director at Bain Capital, a private equity investment firm that is affiliated with a group of investment funds that is one of the Company’s principal stockholders (“Bain Capital”) since 2001. From 2000 to 2001, he was a principal at Bain Capital. From 1998 to 2000, he was a managing director at Pacific Equity Partners, a private investment firm that specializes in companies located in Australia and New Zealand. Previously, he was a partner at the law firm of Kirkland & Ellis. Mr. Zide also serves as a director of Alliance Laundry Systems, L.L.C. and Maxim Crane Works.

There are no arrangements or other understandings pursuant to which any of the persons listed in the table above was selected as a director or nominee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of DDi Corp. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during Fiscal 2002 or prior fiscal years, and except as disclosed in the following paragraph, the Company’s officers, directors and greater-than-ten-percent beneficial owners complied with all Section 16(a) filing requirements.

The following persons made late filings of reports under Section 16(a) of the Exchange Act that related to transactions that occurred during Fiscal 2002: (a) Terry Wright, one of the Company’s executive officers, filed a late Form 5 in February 2003 in connection with a stock option granted in October 2001; (b) John Stumpf, one of the Company’s executive officers, filed a late Form 5 in February 2003 in connection with a stock option granted in October 2001; (c) Joseph Gisch, one of the Company’s executive officers, filed a late Form 5 in February 2003 in connection with a stock option granted in October 2001; and (d) Thomas Ingham, one of the Company’s executive officers, filed a late Form 3 in connection with his initial appointment as an executive officer.

(b)    DDi Capital.

The directors of DDi Capital are Prescott Ashe and Joseph P. Gisch. Mr. Ashe is also a director of DDi Corp. and his business biography is referenced above in paragraph (a) of this Item 10. Mr. Gisch is also an executive officer of DDi Corp. and his business biography is included in Item 1A of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of DDi Corp.”

The executive officers of DDi Capital are Bruce D. McMaster, DDi Capital’s President and Chief Executive Officer, and John Stumpf, DDi Capital’s Chief Financial Officer. Mssrs. McMaster and Stumpf are also executive officers of DDi Corp. The business experience of Messrs. McMaster and Stumpf are included in Item 1A of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of DDi Corp.”

ITEM 11.     EXECUTIVE COMPENSATION

(a)    DDi Corp.

Compensation of Executive Officers

The Company is required by the SEC to disclose compensation earned during the last three fiscal years by (a) the Company’s Chief Executive Officer; (b) the Company’s four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal 2002; and (c) up to two additional individuals for whom such disclosure would have been provided under clause (a) and (b) above but for the fact that the individual was not serving as an executive officer of the Company at the end of fiscal 2002; provided, however, that no disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

Accordingly, the following sections disclose information regarding compensation earned during the last three fiscal years by (a) Bruce McMaster, the Company’s Chief Executive Officer; (b) Joseph Gisch, Michael Moisan, Terry Wright and Thomas Ingham, the four most highly-compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal 2002 and whose salary and bonus exceeded $100,000; and (c) Kevin P. McClelland, for whom disclosure would be required as one of the Company’s most highly-compensated executive officers, but for the fact that he was not serving as an executive officer of the Company at the end of fiscal 2002. All of these officers are referred to in this Form 10-K as the “Named Executive Officers.” The Company first became a reporting Company, pursuant to Section 13(a) of the Exchange Act, during Fiscal 2000.

Summary Compensation Table

		Annual Compensation				Long Term Compensation Awards
				Other Annual Compensation ($)		Restricted Stock Awards($)	Securities Underlying Options(#)	All Other Compensation ($)
Name and Principal Position	Year	Salary($)	Bonus($)
Bruce D. McMaster. President and Chief Executive Officer	2002 2001 2000	194,814 441,475 476,731	— — 1,232,500	— — —	* * *	— — —	— 80,000 96,000	252,973 103,519 79,712	(1) (1) (1)

Joseph P. Gisch. Senior Vice President of Strategic Planning and Business Development	2002 2001 2000	230,963 273,060 288,558	— — 580,000	— — —	* * *	— — —	— 110,000 57,500	62,028 16,529 13,297	(2) (2) (2)

Michael Moisan. Chief Operations Officer	2002 2001 2000	275,000 289,126 251,923	— — 362,250	— — —	* * *	— — —	— 137,500 53,400	218,737 3,323 1,062	(3) (3) (3)

Terry L. Wright Vice President and Chief Technology Officer	2002 2001 2000	247,500 260,060 226,265	— — 441,320	— — —	* * *	— — —	— 77,500 38,400	56,062 21,460 17,198	(4) (4) (4)

Thomas Ingham Vice President, Sales and Marketing	2002 2001 2000	198,610 135,182 114,158	— 84,264 240,231	— — —	* * *	— — —	2,453 70,000 24,000	66,062 1,062 1,017	(5) (5) (5)

Kevin P. McClelland(6) Former Vice President	2002 2001 2000	276,861 173,115 —	— — —	— — —	* * *	— — —	14,229 130,000 —	1,062 1,062 —	(7) (7)

(Footnotes begin on the following page.)

(Footnotes from the prior page.)

*	The aggregate amount of perquisites and other benefits paid did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of the named executive officer.

(1)	Other compensation for 2002 consisted of: (a) $252,000 representing a discretionary retention bonus under the Dynamic Details Key Employee Retention Program (“KERP”), which was deferred by Mr. McMaster and actually paid in February 2003; (b) $661 representing Company contributions for Mr. McMaster’s account under the Company’s 401(k) Plan; and (c) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. McMaster. Other compensation for 2001 consisted of: (a) $102,457 representing payments from an escrow account established in connection with the 1997 Recapitalization to satisfy certain tax obligations incurred in connection with the 1997 Recapitalization; (b) $750 representing Company contributions for Mr. McMaster’s account under the Company’s 401(k) Plan; and (c) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. McMaster. Other compensation for 2000 consisted of: (a) $78,650 representing payments from an escrow account established in connection with the 1997 Recapitalization to satisfy certain tax obligations incurred in connection with the 1997 Recapitalization; (b) $750 representing Company contributions for Mr. McMaster’s account under the Company’s 401(k) Plan; and (c) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. McMaster.

(2)	Other compensation for 2002 consisted of: (a) $61,000 representing a discretionary retention bonus under the KERP; (b) $716 representing Company contributions for Mr. Gisch’s account under the Company’s 401(k) Plan; and (c) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Gisch. Other compensation for 2001 consisted of: (a) $15,467 representing payments from an escrow account established in connection with the 1997 Recapitalization to satisfy certain tax obligations incurred in connection with the 1997 Recapitalization; (b) $750 representing Company contributions for Mr. Gisch’s account under the Company’s 401(k) Plan; and (c) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Gisch. Other compensation for 2000 consisted of: (a) $12,235 representing payments from an escrow account established in connection with the 1997 Recapitalization to satisfy certain tax obligations incurred in connection with the 1997 Recapitalization; (b) $750 representing Company contributions for Mr. Gisch’s account under the Company’s 401(k) Plan; and (c) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Gisch.

(3)	Other compensation for 2002 consisted of: (a) $58,000 representing a discretionary retention bonus under the KERP; (b) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Moisan; and (c) $160,425 representing a relocation allowance. Other compensation for 2001 consisted of: (a) $2,281 representing payments from an escrow account established in connection with the 1997 Recapitalization to satisfy certain tax obligations incurred in connection with the 1997 Recapitalization; (b) $750 representing Company contributions for Mr. Moisan’s account under the Company’s 401(k) Plan; and (c) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Moisan. Other compensation for 2000 consisted of: (a) $750 representing Company contributions for Mr. Moisan’s account under the Company’s 401(k) Plan; and (b) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Moisan.

(4)	Other compensation for 2002 consisted of: (a) $55,000 representing a discretionary retention bonus under the KERP; (b) $750 representing Company contributions for Mr. Wright’s benefit under the Company’s 401(k) Plan; and (c) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Wright. Other compensation for 2001 consisted of: (a) $20,398 representing payments from an escrow account established in connection with the 1997 Recapitalization to satisfy certain tax obligations incurred in connection with the 1997 Recapitalization; (b) $750 representing Company contributions for Mr. Wright’s account under the Company’s 401(k) Plan; and (c) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Wright. Other compensation for 2000 consisted of: (a) $16,136 representing payments from an escrow account established in connection with the 1997 Recapitalization to satisfy certain tax obligations incurred in connection with the 1997 Recapitalization; (b) $750 representing Company contributions for Mr. Wright’s account under the Company’s 401(k) Plan; and (c) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Wright.

(Footnotes continue on the following page.)

(Footnotes continued from the prior page.)

(5)	Other compensation for 2002 consisted of: (a) $65,000 representing a discretionary retention bonus under the KERP; (b) $750 representing Company contributions for Mr. Ingham’s account under the Company’s 401(k) Plan; and (c) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Ingham. Other compensation for 2001 consisted of: (a) $750 representing Company contributions for Mr. Ingham’s account under the Company’s 401(k) Plan; and (b) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Ingham. Other compensation for 2002 consisted of: $750 representing Company contributions for Mr. Ingham’s account under the Company’s 401(k) Plan; and (b) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Ingham. Other compensation for 2000 consisted of: (a) $750 representing Company contributions for Mr. Ingham’s account under the Company’s 401(k) Plan; and (b) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Ingham.

(6)	Mr. McClelland served as the Company’s Vice President Operations—West Coast until December 2002. Mr. McClelland first joined the Company in 2001.

(7)	Other compensation for 2002 consisted of: $750 representing Company contributions for Mr. McClelland’s account under the Company’s 401(k) Plan; and (b) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. McClelland. Other compensation for 2001 consisted of: (a) $750 representing Company contributions for Mr. McClelland’s account under the Company’s 401(k) Plan; and (b) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. McClelland.

Stock Options

Stock Option Grants.    The following table shows stock option grants to the Named Executive Officers during fiscal 2002.

Option/SAR Grants in Last Fiscal Year

	Number of Securities Underlying Options/SARs Granted(#)(1)		Percentage of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/sh)(2)	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Name						5%($)	10%($)
Bruce D. McMaster	91,681	(4)	9.0%	3.81	5/14/2012	$219,676	$556,702
Joseph P. Gisch	12,174	(5)	1.2%	3.81	5/14/2012	$29,170	$73,922
Michael Moisan	7,360	(6)	0.7%	3.81	5/14/2012	$17,635	$44,691
Terry Wright	13,493	(7)	1.3%	3.81	5/14/2012	$32,330	$81,932
Thomas Ingham	2,453	(8)	0.2%	3.81	5/14/2002	$5,878	$14,895
Kevin P. McClelland	14,229	(9)	1.4%	3.81	5/14/2012	$34,094	$86,401

(1)	These options vest as follows: 25% on each of the first and second anniversaries of grant and the remaining 50% in eight equal quarterly installments beginning three months after the second anniversary of grant. Upon a change in control of the Company (as defined in the stock option agreements relating to the respective plans), the options shall, notwithstanding the installment vesting provisions, become immediately exercisable in full.

(2)	All options were granted at the fair market value on the date of grant.

(3)	The Company is required by the SEC to use 5% and 10% assumed rate of appreciation over the ten year option term. This does not represent the Company’s estimate or projection of the future Common Stock price. If the Common Stock does not appreciate, the Named Executive Officers will receive no benefit from the options.

(4)	Consists of 3 incentive stock options and 91,678 nonqualified stock options.

(Footnotes	continue on the following page.)

(Footnotes continued from the prior page.)

(5)	Consists of 1 incentive stock option and 12,173 nonqualified stock options.

(6)	Consists of 7,360 nonqualified stock options.

(7)	Consists of 3 incentive stock options and 13,490 nonqualified stock options.

(8)	Consists of 2,453 non-qualified stock options.

(9)	Consists of 2,819 incentive stock options and 11,410 nonqualified stock options.

Option Exercises/Fiscal Year End Value.    The following table shows stock option exercises and the value of unexercised stock options held by the Named Executive Officers during fiscal 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

	Shares Acquired on Exercise(#)	Value Realized ($)		Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End(#)		Value of Unexercised In- the-Money Options/SARs at Fiscal Year-End($)(1)
Name				Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce D. McMaster	—	—		218,150	152,000	—	—
Joseph P. Gisch	—	—		65,008	153,125	—	—
Michael Moisan	6,692	—	(2)	98,488	127,099	—	—
Terry L. Wright	—	—		47,194	106,300	—	—
Thomas Ingham	—	—		28,713	62,115	—	—
Kevin P. McClelland	—	—		—	—	—	—

(1)	The exercise price of all options held by the Named Executive Officers exceeded the closing price for the Company’s Common Stock on December 31, 2002 (the last trading day of fiscal 2002).

(2)	The closing price of the Company’s Common Stock on the date of exercise exceeded the exercise price of the options.

Employment Contracts and Termination of Employment and Change of Control Arrangements

None of the Company’s Named Executive Officers is currently a party to an employment agreement with the Company.

Compensation Committee Interlocks and Insider Participation

During fiscal 2002, the Company’s Compensation Committee was comprised of Prescott Ashe, Mark R. Benham, Edward W. Conard, and Stephen Pagliuca. No member of the Compensation Committee has ever been an officer of the registrant or any of its subsidiaries.

In March 2000, the Company entered into a stockholders agreement with a number of the Company’s stockholders, including: (a) Bain Capital Fund V, L.P., Bain Capital Fund V-B, L.P., BCIP Associates and BCIP Trust Associates, L.P. (collectively, the “Bain Funds”); (b) Chase Manhattan Capital, L.P.; (c) Celerity Dynamo, L.L.C., Celerity Details, L.L.C., Celerity Liquids, L.L.C. (the “Celerity Funds”); (d) Charles D. Dimick, Bruce McMaster, Lee Muse, John Peters, Terry Wright, Joseph P. Gisch; and (e) former shareholders of MCM Electronics. Under the stockholders agreement, the Company granted registration rights with respect to the shares of Common Stock held by these stockholders. The Bain Funds are one of the Company’s largest stockholders, and three current or former directors who served on the Compensation Committee during 2002 are or were affiliated with the Bain Funds. Edward W. Conard and Stephen G. Pagliuca are affiliated with the Bain Funds. Prescott Ashe was formerly affiliated with the Bain Funds. The Celerity Funds were one of the Company’s principal stockholders until October 2000, and one former member of the Compensation Committee, Mark R. Benham, is a partner of Celerity Partners, LLC.

Investment funds associated with Bain Capital, Inc. and Celerity Partners, LLC are also stockholders of SMTC Corporation, one of the Company’s customers. The Company’s sales to SMTC Corporation, which totaled approximately $1.3 million or approximately 0.5% of the Company’s net sales during 2002, are on terms equivalent to those made available to the Company’s other customers. One former member of the Compensation Committee during 2002, Mark R. Benham, is a partner of Celerity Partners, LLC and also serves as a director of SMTC Corporation.

The Company paid Celerity Partners, LLC a fee of $73,000 during 2002 in connection with the Company’s acquisition of Automata International, Inc. One former member of the Compensation Committee during 2002, Mark R. Benham, is a partner of Celerity Partners, LLC.

Compensation of Directors

Directors who are also employees of the Company are not paid any fees or remuneration, as such, for their service on the Board or on any Board committee. Prior to March 2001, the Company did not pay any remuneration to the Company’s non-employee directors.

Cash Compensation.    Effective as of March 2001, each non-employee director who is “independent” under the Nasdaq Rules is entitled to receive $2,000 for each Board meeting that he attended. Each independent non-employee director is also entitled to receive $2,000 for each committee meeting that he attended in person or telephonically. In addition, each independent non-employee director is entitled to be reimbursed for reasonable travel and other expenses incurred in connection with attending Board and committee meetings. In fiscal 2002, the Company paid Messrs. Guezuraga and Kenney $16,000 each for attendance at board and committee meetings.

Stock Options.    In March 2002, Messrs. Guezuraga and Kenney were each granted an option to purchase 2,500 shares of Common Stock at an exercise price of $11.50 per share. The exercise price for all the options granted to Messrs. Guezuraga and Kenney was based upon the fair market value of Common Stock on the date of grant. On an ongoing basis, (a) the Company intends to grant to each independent non-employee director an option to purchase 20,000 shares of Common Stock upon such director’s initial election to the Board of Directors, which vests over a four-year period, and (b) the Company intends to grant to each independent non-employee director who remains on the Board of Directors an option to purchase an additional 2,500 shares of Common Stock effective at the close of business on each anniversary of the commencement of such director’s initial election to the Board.

(b)    DDi Capital.

The only executive officers of DDi Capital during fiscal 2002 were Bruce McMaster, DDi Capital’s Chief Executive Officer and Joseph Gisch who was DDi Capital’s Chief Financial Officer during fiscal 2002. Information regarding compensation earned during the last three fiscal years by Mssrs. McMaster and Gisch is set forth above under paragraph (a) of this Item 11.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)    DDi Corp.

Beneficial Ownership Table

The following table contains certain information as of March 21, 2003 regarding all persons who were the beneficial owners of more than 5% of the outstanding shares of Common Stock, each of the directors of the Company, each nominee for election to become a director, each of the executive officers named in the Summary Compensation Table set forth below under the caption “Compensation of Executive Officers” (we refer to all these officers as the “Named Executive Officers”) and all directors and executive officers as a group. The persons named hold sole voting and investment power with respect to the shares shown opposite their respective names, unless otherwise indicated. The information with respect to each person specified is as supplied or confirmed by such person, based upon statements filed with the Securities and Exchange Commission (the “SEC”), or based upon the actual knowledge of the Company.

	Amount and Nature of Beneficial Ownership (1)		Percent of Class(1)(2)(3)
Name	Number of Shares Owned(2)	Right to Acquire(3)
Principal Stockholders:
Masters Capital Management, LLC and Michael Masters	4,500,000	—	9.1%
Capital Research & Management (4)	3,575,000	666,670	8.5%
Citigroup Inc. (5).	1,985,115	1,668,452	7.2%
SMALLCAP World Fund, Inc. (4)	3,100,000	—	6.3%
Putnam Investments LLC (6)	2,933,462	—	6.0%
Bain Capital Funds (7)	2,717,514	49,162	5.6%
Directors and Executive Officers:
Bruce D. McMaster	1,002,297	397,831	2.8%
Prescott Ashe (8)	729,249	7,716	1.5%
Stephen M. Zide (9)	728,003	7,716	1.5%
Edward W. Conard (10)	733,087	7,716	1.5%
Terry Wright	179,513	102,793	*
Joseph P. Gisch	139,847	139,449	*
Michael Moisan	14,173	111,334	*
Thomas Ingham	26,200	36,713	*
Murray Kenney	24,513	10,625	*
Robert Guezuraga	—	10,625	*
Kevin McClelland	—	—	*
All Directors and Executive Officers as a group (11 persons)	2,318,304	882,375	6.4%

*	Indicates beneficial ownership of less than 1% of the issued and outstanding Common Stock.

(1)	Subject to applicable community property and similar statutes.

(2)	Includes shares beneficially owned, whether directly or indirectly, individually or together with associates.

(3)	Shares that can be acquired through stock option exercises, warrant exercises or the conversion of convertible subordinated notes through May 20, 2003 (within 60 days of the March 21, 2003)

(4)	The mailing address for such stockholder is 333 South Hope Street, Los Angeles, California 90071.

(5)	Citigroup Inc. is a holding company and investment manager and advisor for Citicorp Bank. Citigroup shares voting and dispositive power for all of the shares listed, including with certain of its subsidiaries. Salomon Smith Barney Holdings, Inc. (SSB Holdings), a holding company of which Citigroup is the sole stockholder, shares voting and dispositive power for certain of the securities listed.

(Footnotes continued on the following page.)

(Footnotes continued from the prior page.)

(6)	Represents shares held by the following two subsidiaries of Putnam Investments, LLC which are registered investment advisers, which in turn include securities beneficially held by clients of such investment advisers: (a) Putnam Investment Management, LLC holds 2,159,271 shares; and (b) The Putnam Advisory Company, LLC holds 774,191 shares. The mailing address for such stockholders is One Post Office Square, Boston, Massachusetts 02109.

(7)	Includes shares of Common Stock and warrants to purchase shares of Common Stock, owned by Bain Capital Fund V, L.P. (“Fund V”); Bain Capital Fund V-B, L.P. (“Fund V-B”); BCIP Associates (“BCIP”); and BCIP Trust Associates, L.P (“BCIP Trust”). Fund V beneficially owns 565,925 of these shares and 11,500 warrants. Fund V has sole voting and sole dispositive power with respect to such shares. Fund V-B beneficially owns 1,473,664 of these shares and 29,946 warrants. Fund V-B has sole voting and sole dispositive power with respect to such shares. Bain Capital Partners V, L.P. (“Bain Partners V”), as the sole general partner of Fund V and Fund V-B, may be deemed to share voting and dispositive power with respect to the shares currently held by Fund V and Fund V-B. Bain Capital Investors, LLC (“Bain Investors”), as the sole general partner of Bain Partners, may be deemed to share voting and dispositive power with respect to the shares currently held by Fund V and Fund V-B. BCIP beneficially owns 506,329 of these shares and 4,109 warrants. BCIP has sole voting and sole dispositive power with respect to such shares. BCIP Trust beneficially owns 220,758 of these shares and 3,607 warrants. BCIP Trust has sole voting and sole dispositive with respect to such shares. Bain Investors as the sole member of the management committees of each of BCIP and BCIP Trust, may be deemed to share voting and dispositive power with respect to the shares held by BCIP and BCIP Trust. The address of the Bain Funds is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(8)	Mr. Ashe directly holds 2,162 shares of Common Stock. The additional shares of Common Stock and warrants included in the table represent securities held by BCIP and BCIP Trust. Mr. Ashe and/or entities affiliated with him are partners of BCIP and BCIP Trust and accordingly, may be deemed to beneficially own securities owned by such entities. Mr. Ashe has neither investment or voting power over these securities. Mr. Ashe disclaims beneficial ownership of any such shares and warrants in which he does not have a pecuniary interest.

(9)	Mr. Zide directly holds 916 shares of Common Stock. The additional shares of Common Stock and warrants included in the table represent securities held by BCIP and BCIP Trust. Mr. Zide is a partner of BCIP and BCIP Trust and, accordingly, may be deemed to beneficially own securities owned by such entities. Mr. Zide has neither investment or voting power over these securities. Mr. Zide disclaims beneficial ownership of any such shares and warrants in which he does not have a pecuniary interest.

(10)	Mr. Conard directly holds 6,000 shares of Common Stock. The additional shares of Common Stock and warrants included in the table represent securities held by BCIP and BCIP Trust. Mr. Conard is a Managing Director of Bain Capital Partners, LLC and a general partner of BCIP and BCIP Trust. Accordingly, Mr. Conard may be deemed to beneficially own shares and warrants owned by such entities. Mr. Conard does not have investment or voting power over these securities. Mr. Conard disclaims beneficial ownership of any such shares and warrants in which he does not have a pecuniary interest.

Securities Authorized for Issuance under Equity Compensation Plans

The following equity compensation plan has been approved by the Company’s stockholders: the Details Holdings Corp.—Dynamic Circuits 1996 Stock Option Plan. The following equity compensation plans have not been approved by the Company’s stockholders: the 1996 Performance Stock Option Plan, the 1996 Employee Stock Option Plan, the 1997 Details, Inc. Equity Incentive Plan, the Dynamic Circuits 1997 Stock Option Plan and the 2000 Equity Incentive Plan.

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2002.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	70,922	(1)(2)	$3.90	586,700	(2)(3)
Equity compensation plans not approved by security holders	4,361,007	(2)(4)	$3.93	3,977,637	(2)(5)
Total	4,431,929		$10.45	4,564,337

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under the Details Holdings Corp.—Dynamic Circuits 1996 Stock Option Plan.

(2)	No options have been granted under the Details Holdings Corp.—Dynamic Circuits 1996 Stock Option Plan, the 1996 Performance Stock Option Plan, the 1996 Employee Stock Option Plan, or the 1997 Details, Inc. Equity Incentive Plan since prior to the effective date of the 2000 Equity Incentive Plan on April 14, 2000.

(3)	Represents shares of common stock that may be issued pursuant to options available for future grant under the Details Holdings Corp.—Dynamic Circuits 1996 Stock Option Plan.

(4)	Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 80,145 under the 1996 Performance Stock Option Plan, 83,859 under the 1996 Employee Stock Option Plan, 247,251 under the 1997 Details, Inc. Equity Incentive Plan, 55,338 under the Dynamic Circuits 1997 Stock Option Plan and 3,894,414 under the 2000 Equity Incentive Plan.

(5)	Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 2,339,737 under the 1996 Performance Stock Option Plan, 107,986 under the 1996 Employee Stock Option Plan, 486,163 under the Dynamic Circuits 1997 Stock Option Plan and 1,043,751 under the 2000 Equity Incentive Plan.

(b)    DDi Capital

All of the capital stock of DDi Capital is held by DDi Intermediate Holdings Corp., and all of the voting stock of DDi Intermediate Holdings Corp. is held by DDi Corp.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2000, we entered into a stockholders agreement with a number of our stockholders, including: (a) Bain Capital Fund V, L.P., Bain Capital Fund V-B, L.P., BCIP Associates and BCIP Trust Associates, L.P. (collectively, the “Bain Funds”); (b) Chase Manhattan Capital, L.P.; (c) Celerity Dynamo, L.L.C., Celerity Details, L.L.C., Celerity Liquids, L.L.C. (the “Celerity Funds”); (d) Charles D. Dimick, Bruce McMaster, Lee Muse, John Peters, Terry Wright, Joseph P. Gisch; and (e) former shareholders of MCM Electronics. Under the stockholders agreement, we granted registration rights with respect to the shares of our common stock held by these stockholders. The Bain Funds are one of our largest stockholders, and five of our current or former directors are or were affiliated with the Bain Funds. Edward W. Conard, Stephen G. Pagliuca and Stephen M. Zide are affiliated with the Bain Funds. David Dominik and Prescott Ashe were formerly affiliated with the Bain Funds. The Celerity Funds were one of the Company’s principal stockholders until October 2000, and one of the Company’s former directors, Mark R. Benham, is a partner of Celerity Partners, LLC. Until January 2001, Chase Manhattan Capital, LLC, was one of the Company’s principal stockholders.

Investment funds associated with Bain Capital Partners, LLC and Celerity Partners, LLC are also stockholders of SMTC Corporation, one of our customers. Our sales to SMTC Corporation, which totaled approximately $1.3 million or approximately 0.5% of our net sales during 2002, are on terms equivalent to those made available to our other customers. One of our former directors, Mark Benham, serves as a director of SMTC Corporation.

We paid Celerity Partners, LLC a fee of $73,000 during 2002 in connection with our acquisition of Automata International, Inc. One of our former directors, Mark R. Benham, is a partner of Celerity Partners, LLC.

We believes that the terms of the above-referenced transactions were equal to or better than those that could be negotiated between us and a third party in arm’slength transactions.

On November 30, 2001, pursuant to the terms of a Secured Promissory Note and Pledge Agreement, we loaned the sum of $600,000 to Bruce D. McMaster, President and Chief Executive Officer and member of our Board of Directors. The note which bears interest at the Applicable Federal Rate (2.7% per annum), matured in November 2002, but has not been repaid to date. The note is collateralized by 85,417 shares of Common Stock of DDi Corp. As of March 21, 2003, the outstanding principal and accrued interest due under the note was approximately $622,000. The terms relating to this loan were not negotiated at arm’s-length and were more favorable to Mr. McMaster than terms that could be obtained by an unaffiliated third party.

We believe that the above-referenced transactions will not have a material effect on our financial condition.

ITEM 14.     CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Commission within the required time period.

There have been no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out its evaluation.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

(a)(2)  Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

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

3.1

Certificate of Incorporation of DDi Merger Co. (Previously filed with Commission on March 30, 2001 as Exhibit 3.1 to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

3.2

Amended and Restated By-laws of DDi Corp. (Previously filed with the Commission on March 30, 2001 as Exhibit 3.2 to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

3.3

Certificate of Merger of DDi Corp., a California corporation, with and into DDi Merger Co., a Delaware corporation. (Previously filed with the Commission on March 30, 2001 as Exhibit 3.3 to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

3.4

DDi Capital Corp. Articles of Incorporation, as amended. (Previously filed with the Commission on November 26, 1997 as Exhibit 3.1 to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.)

3.5

Amendment to the Articles of Incorporation of DDi Capital Corp. dated December 15, 1998. (Previously filed with the Commission on March 31, 1999 as Exhibit 3.1.1 to DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

3.6	DDi Capital Corp. By-laws. (Previously filed with the Commission on November 26, 1997 as Exhibit 3.2 to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.)

Exhibit	Description

4.1

Stockholders Agreement dated as of March 31, 2000. (Previously filed with the Commission on March 30, 2001 as Exhibit 4.1 to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

4.2

Amendment, dated as of October 2, 2000, to the Stockholders Agreement dated as of March 31, 2000. (Previously filed with the Commission on March 30, 2001 as Exhibit 4.2 to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

4.3

Amendment, dated as of January 29, 2001, to the Stockholders Agreement dated as of March 31, 2000. (Previously filed with the Commission on March 30, 2001 as Exhibit 4.3 to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

4.4

Form of certificate representing shares of Common Stock. (Previously filed with the Commission on April 6, 2000 as Exhibit 4.2 to Amendment No. 3 to DDi Corp.’s Registration Statement on Form S-1, Registration No. 333-95623.)

4.5

Subordinated Indenture dated February 20, 2001 between DDi Corp. and State Street Bank and Trust Company Relating to Subordinated Debt Securities. (Previously filed with the Commission on March 30, 2001 as Exhibit 4.5 to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

4.6

Supplemental Indenture dated February 20, 2001 between DDi Corp. and State Street Bank and Trust Company Relating to 5 1/4% Convertible Subordinated Notes due 2008. (Previously filed with the Commission on March 30, 2001 as Exhibit 4.6 to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

4.7

Indenture dated as of November 18, 1997 between Details Holdings Corp. and State Street Bank and Trust Company Relating to 12 1/2% Senior Discount Notes due 2007. (Previously filed with the Commission on November 26, 1997 as Exhibit 4.1 to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.)

4.8

Exchange and Registration Rights Agreement dated as of November 18, 1997, regarding Details Holdings Corp. 12 1/2% Senior Discount Notes due 2007. (Previously filed with the Commission on November 26, 1997 as Exhibit 4.3 to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.)

4.9

First Supplemental Indenture dated February 10, 1998 between Details Holdings Corp. and State Street Bank and Trust Company. (Previously filed with the Commission on March 30, 2001 as Exhibit 4.9 to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

4.10

Purchase Agreement dated as of March 26, 2002 among DDi Corp., as issuer, and J.P. Morgan Securities Inc. and Robertson Stephens, Inc, as the Initial Purchasers of DDi Corp.’s 6.25% Convertible Subordinated Notes due 2007. (Previously filed with the Commission on June 15, 2002 as Exhibit 10.1 to DDi Corp.’s Quarterly Report on Form 10-Q.)

4.11

Registration Rights Agreement dated as of April 2, 2002 among DDi Corp. and J.P. Morgan Securities Inc. and Robertson Stephens, Inc. (Previously filed with the Commission on June 15, 2002 as Exhibit 10.2 to DDi Corp.’s Quarterly Report on Form 10-Q.)

4.12

Indenture dated April 2, 2002 between DDi Corp., as Issuer, and State Street Bank and Trust Company, as Trustee, relating to DDi Corp.’s 6.25% Convertible Subordinated Notes due 2007. (Previously filed with the Commission on June 15, 2002 as Exhibit 10.3 to DDi Corp.’s Quarterly Report on Form 10-Q.)

Material Contracts Relating to Management Compensation Plans or Arrangements

10.1

Details Holdings Corp.–Dynamic Circuits 1996 Stock Option Plan dated as of July 23, 1998. (Previously filed with the Commission on March 31, 1999 as Exhibit 10.6 to DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

Exhibit	Description

10.2

Details Holdings Corp.–Dynamic Circuits 1997 Stock Option Plan dated as of July 23, 1998. (Previously filed with the Commission on March 31, 1999 as Exhibit 10.7 to DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

10.3

Details Holdings Corp. Bonus Plan dated as of July 23, 1998. (Previously filed with the Commission on March 31, 1999 as Exhibit 10.8 to DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

10.4

DDi Corp. 2000 Equity Incentive Plan. (Previously filed with the Commission on March 22, 2000 as Exhibit 10.8 to Amendment No. 2 to DDi Corp.’s Registration Statement on Form S-1, Registration No. 333-95623.)

10.5

The 1997 Details, Inc. Equity Incentive Plan. (Previously filed with the Commission on November 26, 1997 as Exhibit 10.7 to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.)

10.6

Details, Inc. 1996 Employee Stock Option Plan. (Previously filed with the Commission on November 26, 1997 as Exhibit 10.8 to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.)

10.7

Details, Inc. 1996 Performance Stock Option Plan. (Previously filed with the Commission on November 26, 1997 as Exhibit 10.9 to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.)

10.8	Dynamic Details, Inc. Key Employee Retention Plan.

10.9	Dynamic Details, Inc. Severance Plan for Key Employees and Summary Plan Description Effective December 19, 2002.

10.9.1	Description of Management Bonus Plan. (Previously filed with the Commission on April 22, 2002 as Exhibit 10.8.3 to DDi Corp.’s Annual Report on Form 10-K/A.)

10.9.2	Description of Operational Bounus Plans. (Previously filed with the Commission on April 22, 2002 as Exhibit 10.8.4 to DDi Corp.’s Annual Report on Form 10-K/A.)

Other Material Contracts

10.10

DDi Corp. Employee Stock Purchase Plan. (Previously filed with the Commission on March 22, 2000 as Exhibit 10.37 to Amendment No. 2 to DDi Corp.’s Registration Statement on Form S-1, Registration No. 333-95623).

10.11

DDi Corp. Employee Stock Purchase Plan for Employees of Non-U.S. Subsidiaries. (Previously filed with the Commission on September 12, 2000 as Exhibit 10.40 to DDi Corp.’s Registration Statement on Form S-1, Registration No. 333- 45648).

10.12

Credit Agreement, dated as of July 23, 1998 (and as amended and restated as of August 28, 1998), among Details Capital Corp., Details, Inc., Dynamic Circuits, Inc., the several banks and other financial institutions or entities from time to time parties to this Agreement, Bankers Trust Company, and The Chase Manhattan Bank. (Previously filed with the Commission on March 2, 2000 as Exhibit 10.3.1 to Amendment No. 1 to DDi Corp.’s Registration Statement on Form S-1, Registration No. 333-95623.)

10.13

First Amendment, dated as of March 10, 1999, to the Credit Agreement, dated as of July 23, 1998, among (i) DDi Capital Corp., formerly known as Details Capital Corp.; (ii) Dynamic Details, Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details Incorporated, Silicon Valley, formerly known as Dynamic Circuits, Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company.; and (vi) The Chase Manhattan Bank. (Previously filed with the Commission on March 2, 2000 as Exhibit 10.3.2 to Amendment No. 1 to DDi Corp.’s Registration Statement on Form S-1, Registration No. 333-95623.)

Exhibit	Description

10.14

Second Amendment, dated as of March 22, 2000, to the Credit Agreement, dated as of July 23, 1998, among (i) DDi Capital Corp., formerly known as Details Capital Corp.; (ii) Dynamic Details, Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details Incorporated, Silicon Valley, formerly known as Dynamic Circuits, Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company; and (vi) The Chase Manhattan Bank. (Previously filed with the Commission on March 30, 2001 as Exhibit 10.14 to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

10.15

Third Amendment, dated as of October 10, 2000, to the Credit Agreement, dated as of July 23, 1998, among (i) DDi Capital Corp., formerly known as Details Capital Corp.; (ii) Dynamic Details, Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details Incorporated, Silicon Valley, formerly known as Dynamic Circuits, Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company; and (vi) The Chase Manhattan Bank. (Previously filed with the Commission on March 30, 2001 as Exhibit 10.15 to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

10.16

Fourth Amendment, dated as of February 13, 2001, to the Credit Agreement, dated as of July 23, 1998, among (i) DDi Capital Corp., formerly known as Details Capital Corp.; (ii) Dynamic Details, Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details Incorporated, Silicon Valley, formerly known as Dynamic Circuits, Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company; and (vi) The Chase Manhattan Bank. (Previously filed with the Commission on March 30, 2001 as Exhibit 10.16 to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

10.17

Fifth Amendment, dated as of December 31, 2001, to the Credit Agreement, dated as of July 23, 1998, among (i) DDi Capital Corp., formerly known as Details, Capital Corp.; (ii) Dynamic Details, Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details Incorporated, Silicon Valley, formerly known as Dynamic Circuits, Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company; and (vi) The Chase Manhattan Bank. (Previously filed with the Commission on April 22, 2002 as Exhibit 10.16 to DDi Corp.’s Annual Report on Form 10-K/A.)

10.18

Amendment and Restatement Deed, dated November 15, 2001, relating to a Facilities Agreement dated 27 May 1999, among (i) DDi Europe Limited, formerly known as MCM Electronics Limited, (ii) the additional borrowers named therein, (iii) the other charging parties named therein, and (iv) the Governor and Company of the Bank of Scotland. (Previously filed with the Commission on March 25, 2002 as Exhibit 10.17 to DDi Corp.’s Annual Report on Form 10-K.)

10.19

Working Capital Letter, dated November 15, 2001, among (i) DDi Europe Limited, (ii) the additional borrowers named therein, and (iii) the Governor and Company of the Bank of Scotland. (Previously filed with the Commission on March 25, 2002 as Exhibit 10.18 to DDi Corp.’s Annual Report on Form 10-K.)

10.20

Composite Guarantee and Debenture, dated November 15, 2001, among (i) DDi Europe Limited and the additional charging companies named therein, and (ii) the Governor and Company of the Bank of Scotland. (Previously filed with the Commission on March 25, 2002 as Exhibit 10.19 to DDi Corp.’s Annual Report on Form 10-K.)

10.21

Management Agreement dated October 28, 1997 by and between Details, Inc. and Bain Capital Partners V, L.P. (Previously filed with the Commission on January 20, 1998 as Exhibit 10.6 to Amendment No. 1 to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187).

10.22

Termination and Fee Agreement dated April 14, 2000 by and between DDi Corp. and Bain Capital Partners V, L.P. (Previously filed with the Commission on March 30, 2001 as Exhibit 10.18 to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

Exhibit	Description

10.23

Real Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc. (Previously filed with the Commission on November 26, 1997 as Exhibit 10.4 to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.)

10.24

Personal Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc. (Previously filed with the Commission on November 26, 1997 as Exhibit 10.5 to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.)

10.25

Amendment Number One to Real Property Master Lease Agreement dated January 1, 1997 between James I. Swenson and Susan G. Swenson, as trustees of the Swenson Family Trust and Details, Inc. (Previously filed with the Commission on March 30, 2001 as Exhibit 10.38 to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

10.26

Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 6031-6035 Galley Road, Colorado Springs, Colorado (Previously filed with the Commission on January 20, 1998 as Exhibit 10.16 to Amendment No. 1 to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.)

10.27

Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 2115 Victor Place, Colorado Springs, Colorado (Previously filed with the Commission on January 20, 1998 as Exhibit 10.17 to Amendment No. 1 to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.)

10.28

Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 980 Technology Court, Colorado Springs, Colorado. (Previously filed with the Commission on January 20, 1998 as Exhibit 10.18 to Amendment No. 1 to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.)

10.29

Lease Agreement dated July 22, 1991 between Geomax and Dynamic Circuits, Inc. (Previously filed with the Commission on March 31, 1999 as Exhibit 10.30 to DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

10.30

Lease dated March 20, 1997 by and between Mercury Partners 30, Inc. and Dynamic Circuits, Inc. (Previously filed with the Commission on March 31, 1999 as Exhibit 10.31 to DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

10.31

Amendment to Lease Agreement, dated as of November 9, 2001 by and between D & D Tarob Properties, LLC and Dynamic Details Incorporated Silicon Valley. (Previously filed with the Commission on March 25, 2002 as Exhibit 10.30 to DDi Corp.’s Annual Report on Form 10-K.)

10.32

Lease dated November 12, 1997 by and between Miller and Associates and Dynamic Circuits Inc. (Previously filed with the Commission on March 30, 2001 as Exhibit 10.27 to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

10.33

Lease dated August 18 ,1998, by and between Mrs. Alberta M. Talley, Trustee and Dynamic Circuits, Inc. (Previously filed with the Commission on March 31, 1999 as Exhibit 10.33 to DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

10.34

Lease Agreement dated April 14, 1998 by and between Continental Electric Contractors and Cuplex, Inc. (Previously filed with the Commission on March 31, 1999 as Exhibit 10.34 to DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

10.35

Lease Agreement dated as of May 13, 1996, as amended by a First Lease Amendment dated August 7, 1996, between 410 Forest Street Realty Trust and Cuplex, Inc. (Previously filed with the Commission on March 31, 1999 as Exhibit 10.35 to DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

10.36

Lease Agreement dated as of November 2, 1995, between Trammell Crow International Partners and Cuplex, Inc. (Previously filed with the Commission on March 30, 2001 as Exhibit 10.31 to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.)

Exhibit	Description

10.37

Asset Purchase Agreement dated June 26, 2000, by and between Dynamic Details, Incorporated, Virginia, and Automata International, Inc., successor by merger to Automata, Inc., Debtor and Debtor in Possession under Case No. 00-2845 (MFW) in the United States Bankruptcy Court for the District of Delaware. (Previously filed with the Commission on September 12, 2000 as Exhibit 10.41 to DDi Corp.’s Registration Statement on Form S-1, Registration No. 333- 45648).

10.38

Amendment No. 1, dated August 1, 2000, to the Asset Purchase Agreement dated June 26, 2000, by and between Dynamic Details, Incorporated, Virginia, and Automata International, Inc., successor by merger to Automata, Inc., Debtor and Debtor in Possession under Case No. 00-2845 (MFW) in the United States Bankruptcy Court for the District of Delaware. (Previously filed with the Commission on September 12, 2000 as Exhibit 10.41.1 to DDi Corp.’s Registration Statement on Form S-1, Registration No. 333-45648).

10.39	Share Purchase Agreement dated October 24, 2002 by and between H.N. Goff, G.P. Harvey and H.L. Williams and DDi Europe Limited.

10.40	Tax Deed dated October 24, 2002 by and between H.N. Goff, G.P. Harvey and H.L. Williams and DDi Europe Limited.

10.41	Minority Share Purchase Agreement dated October 24, 2002 by and between Jamie Fuller and others and DDi Europe Limited.

10.42	Forbearance Agreement dated as of February 26, 2003. (Previously filed with the Commission on March 3, 2003 as Exhibit 99.1 to DDi Corp.’s Current Report on Form 8-K.)

10.43

Sixth Amendment, dated as of June 28, 2002, to the Credit Agreement, dated as of July 23, 1998, among (i) DDi Capital Corp., formerly known as Details, Capital Corp.; (ii) Dynamic Details, Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details Incorporated, Silicon Valley, formerly known as Dynamic Circuits, Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company; and (vi) The Chase Manhattan Bank. (Previously filed with the Commission on July 1, 2002 as Exhibit 99.1 to DDi Corp.’s Current Report on Form 8-K.)

12.1	Statement re: computation of ratio of earnings to fixed charges.

21.1	Subsidiaries of DDi Corp.

21.2	Subsidiaries of DDi Capital Corp.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

99.1*	Certification of Chief Executive Officer of DDi Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Executive Officer of DDi Capital Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3*	Certification of Chief Financial Officer of DDi Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4*	Certification of Chief Financial Officer of DDi Capital Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)	Reports on Form 8-K

During the three months ended December 31, 2002, the Company filed one Current Report on Form 8-K dated December 10, 2002 (Item 5) announcing that its common stock would begin trading on The Nasdaq SmallCap Market effective with the opening of the market on Wednesday, December 11, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 31st day of March, 2003.

DDi CORP.

/s/    JOHN STUMPF

By:

John Stumpf

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of DDi Corp. and in the capacities and on the dates indicated.

Signature	Title	Date

* Bruce D. McMaster	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOHN STUMPF John Stumpf	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 31, 2003

* Rebecca H. Yang	Corporate Controller (Principal Accounting Officer)

* Prescott Ashe	Director

* Edward Conard	Director

* Robert Guezuraga	Director

* Murray Kenney	Director

* Stephen Zide	Director

*By:	/s/ JOHN STUMPF
John Stumpf as Attorney-in-fact March 31, 2003

CERTIFICATIONS

I, Bruce D. McMaster, certify that:

1. I have reviewed this annual report on Form 10-K of DDi Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ BRUCE D. MCMASTER
Bruce D. McMaster President and Chief Executive Officer (Principal Executive Officer)

I, John Stumpf, certify that:

1. I have reviewed this annual report on Form 10-K of DDi Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ JOHN STUMPF
John Stumpf Chief Financial Officer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 31st day of March, 2003.

DDi CAPITAL CORP.

/s/    JOHN STUMPF

By:

John Stumpf

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of DDi Capital Corp. and in the capacities and on the dates indicated.

Signature	Title	Date

* Bruce D. McMaster	President, Chief Executive Officer (Principal Executive Officer)

/s/ JOHN STUMPF John Stumpf	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 31, 2003

* Rebecca H. Yang	Corporate Controller (Principal Accounting Officer)

* Joseph P. Gisch	Director

* Prescott Ashe	Director

*By:	/s/ JOHN STUMPF
John Stumpf as Attorney-in-fact March 31, 2003

CERTIFICATIONS

I, Bruce D. McMaster, certify that:

1. I have reviewed this annual report on Form 10-K of DDi Capital Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ BRUCE D. MCMASTER
Bruce D. McMaster President and Chief Executive Officer (Principal Executive Officer)

I, John Stumpf, certify that:

1. I have reviewed this annual report on Form 10-K of DDi Capital Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ JOHN STUMPF
John Stumpf Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

DDi Corp. and DDi Capital Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 57 present fairly, in all material respects, the financial position of DDi Corp. and subsidiaries and DDi Capital Corp. and its subsidiary (collectively, the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 57 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Notes 2 and 20 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Accordingly, the Company ceased amortization of its goodwill and other intangible assets with indefinite lives as of January 1, 2002.

As disclosed in Notes 2 and 21 to the consolidated financial statements, effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections”. Accordingly, the Company reclassified amounts previously reported as extraordinary items related to the early extinguishment of debt.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has a stockholders’ deficit and negative working capital. As described in Notes 1, 6 and 22, the Company is currently in default on its Senior Credit Facility and is not permitted to pay interest obligations on its 5.25% and 6.25% Convertible Subordinated Notes. These matters, amongst others, raise a substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Notes 1 and 6. No adjustments have been made to these consolidated financial statements for these uncertainties.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California

January 31, 2003, except for Note 22 as to which the date is March 25, 2003

DDi CORP. AND DDi CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2001	2001	2002	2002
	DDi Capital	DDi Corp.	DDi Capital	DDi Corp.
ASSETS
Current assets:
Cash and cash equivalents	$17,569	$23,629	$28,145	$28,934
Marketable securities—available for sale	21,886	21,886	115	115
Cash, cash equivalents and marketable securities—restricted	—	—	6,250	6,250
Accounts receivable, net	30,385	42,548	28,013	41,986
Inventories	15,196	24,030	16,988	28,240
Prepaid expenses and other	1,766	3,178	2,674	3,963
Income tax receivable	9,001	9,000	—	—
Deferred income tax asset	12,241	12,241	—	—

Total current assets	108,044	136,512	82,185	109,488
Property, plant and equipment, net	79,134	106,869	54,301	83,139
Debt issuance costs, net	6,280	9,778	3,524	10,141
Goodwill and other intangibles, net	144,577	218,984	—	13,982
Cash, cash equivalents and marketable securities—restricted	—	—	3,142	3,142
Other	1,824	2,384	1,242	1,300

Total assets	$339,859	$474,527	$144,394	$221,192

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$17,184	$17,845	$70,054	$275,137
Current portion of deferred interest rate swap income	95	96	—	—
Current maturities of other notes payable	441	441	—	—
Revolving credit facilities	—	2,975	—	4,246
Accounts payable	14,470	26,767	14,062	27,457
Accrued expenses	17,698	27,582	15,553	28,093
Income tax payable	188	2,369	235	68

Total current liabilities	50,076	78,075	99,904	335,001
Long-term debt and capital lease obligations	138,982	260,977	18,846	38,509
Deferred income tax liability	784	1,628	226	2,464
Notes payable and other	11,375	11,375	9,078	9,078

Total liabilities	201,217	352,055	128,054	385,052

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit):
Common stock for DDi Corp. - $0.01 par value, 75,000,000 shares authorized, 47,950,886 and 49,133,015 shares issued and outstanding at December 31, 2001 and 2002, respectively, and for DDi Capital - $0.01 par value, 1,000 shares issued and outstanding at December 31, 2001 and 2002	1	480	1	491
Additional paid-in capital	546,710	541,215	628,950	541,775
Accumulated other comprehensive income (loss)	565	(4,311)	(5,739)	(3,215)
Stockholder receivables	—	(712)	—	(618)
Accumulated deficit	(408,634)	(414,200)	(606,872)	(702,293)

Total stockholders’ equity (deficit)	138,642	122,472	16,340	(163,860)

	$339,859	$474,527	$144,394	$221,192

The accompanying notes are an integral part of these consolidated financial statements.

DDi CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2000	2001	2002
Net sales	$448,357	$284,700	$185,612
Cost of goods sold	274,659	209,235	170,258
Restructuring-related inventory impairment	—	3,747	3,397

Gross profit	173,698	71,718	11,957
Operating expenses:
Sales and marketing	38,713	25,447	19,696
General and administration	30,426	14,378	10,535
Amortization of intangibles	19,474	17,681	—
Goodwill impairment	—	—	128,700
Restructuring and other related charges	—	75,713	25,268
Reorganization expenses	—	—	2,092

Operating income (loss)	85,085	(61,501)	(174,334)
Interest rate swap valuation	—	9,981	—
Interest expense (net) and other expense (net)	39,897	34,386	8,616

Income (loss) before income taxes	45,188	(105,868)	(182,950)
Income tax benefit (expense)	(21,996)	20,866	(15,288)

Net income (loss)	$23,192	$(85,002)	$(198,238)

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2000	2001	2002
Net sales	$497,665	$361,638	$248,826
Cost of goods sold	306,193	263,563	229,653
Restructuring-related inventory impairment	—	3,747	3,465

Gross profit	191,472	94,328	15,708
Operating expenses:
Sales and marketing	39,723	27,627	22,988
General and administration	36,147	21,030	16,521
Amortization of intangibles	22,806	22,568	—
Goodwill impairment	—	—	199,000
Restructuring and other related charges	—	76,089	26,574
Reorganization expenses	—	—	2,267

Operating income (loss)	92,796	(52,986)	(251,642)
Interest rate swap valuation	—	9,981	—
Interest expense (net) and other expense (net)	51,799	41,704	22,148

Income (loss) before income taxes	40,997	(104,671)	(273,790)
Income tax benefit (expense)	(20,793)	19,621	(14,303)

Net income (loss)	20,204	(85,050)	(288,093)
Priority distribution due shares of Class L common stock	(4,356)	—	—

Net income (loss) allocable to common stock	$15,848	$(85,050)	$(288,093)

Income (loss) per share—basic	$0.50	$(1.79)	$(5.98)

Income (loss) per share—diluted	$0.47	$(1.79)	$(5.98)

The accompanying notes are an integral part of these consolidated financial statements.

DDi CAPITAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2000	2001	2002
Net income (loss)	$23,192	$(85,002)	$(198,238)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(433)	146
Cumulative effect of adoption of SFAS No. 133	—	(627)	—
Unrealized gain (loss) on interest rate swap agreements, net of income tax effect	—	1,575	(6,404)
Unrealized holding gain (loss) on marketable securities—available for sale	—	50	(46)

Comprehensive income (loss)	$23,192	$(84,437)	$(204,542)

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2000	2001	2002
Net income (loss)	$20,204	$(85,050)	$(288,093)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,048)	(1,973)	7,257
Cumulative effect of adoption of SFAS No. 133	—	(1,150)	—
Unrealized gain (loss) on interest rate swap agreements, net of income tax effect	—	1,810	(6,115)
Unrealized holding gain (loss) on marketable securities—available for sale	—	50	(46)

Comprehensive income (loss)	$17,156	$(86,313)	$(286,997)

The accompanying notes are an integral part of these consolidated financial statements.

DDi CAPITAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 1999	1,000	$1	$199,829	$—	$(346,824)	$(146,994)
Capital contribution from parent, net	—	—	186,468	—	—	186,468
Net income	—	—	—	—	23,192	23,192

Balance, December 31, 2000	1,000	1	386,297	—	(323,632)	62,666
Capital contribution from parent, net	—	—	160,413	—	—	160,413
Foreign currency translation adjustment	—	—	—	(433)	—	(433)
Cumulative adjustment to reflect adoption of SFAS No. 133	—	—	—	(627)	—	(627)
Unrealized gain on interest rate swap agreements, net of income tax effect	—	—	—	1,575	—	1,575
Unrealized holding gain on marketable securities	—	—	—	50	—	50
Net loss	—	—	—	—	(85,002)	(85,002)

Balance, December 31, 2001	1,000	1	546,710	565	(408,634)	138,642
Capital contribution from parent, net	—	—	82,240	—	—	82,240
Foreign currency translation adjustment	—	—	—	146	—	146
Unrealized loss on interest rate swap agreements, net of income tax effect	—	—	—	(6,404)	—	(6,404)
Unrealized holding loss on marketable securities	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(198,238)	(198,238)

Balance, December 31, 2002	1,000	$1	$628,950	$(5,739)	$(606,872)	$16,340

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock			Stockholder Receivables	Accumulated Deficit	Accumulated Other Comprehensive Loss
			Additional Paid-In Capital				Total
	Shares	Amount

Balance, December 31, 1999	24,302,831	$243	$162,662	$(666)	$(349,354)	$—	$(187,115)
Issuance of common stock upon exercise of stock options	665,376	7	1,261	—	—	—	1,268
Issuance of common stock in initial public offering, net of offering costs of $14,977	12,000,000	120	152,903	—	—	—	153,023
Issuance of common stock in MCM acquisition	2,230,619	22	29,040	—	—	—	29,062
Issuance of common stock in follow-on offering, net of offering costs of $7,557	4,608,121	46	120,848	—	—	—	120,894
Issuance of common stock upon exercise of warrants	451,782	5	102	—	—	—	107
Issuance of common stock through Employee Stock Purchase Plan	69,642	—	1,269	—	—	—	1,269
Income tax benefit of disqualified dispositions of stock options	—	—	171	—	—	—	171
Foreign currency translation adjustment	—	—	—	—	—	(3,048)	(3,048)
Accrued interest on stockholder receivables	—	—	—	(33)	—	—	(33)
Repayment, net, of stockholder receivables	—	—	—	595	—	—	595
Net income	—	—	—	—	20,204	—	20,204

Balance, December 31, 2000	44,328,371	443	468,256	(104)	(329,150)	(3,048)	136,397
Issuance of common stock upon exercise of stock options	531,743	6	3,132	—	—	—	3,138
Issuance of common stock in follow-on offering, net of offering costs of $4,369	3,000,000	30	66,101	—	—	—	66,131
Issuance of common stock through Employee Stock Purchase Plan	90,772	1	1,131	—	—	—	1,132
Foreign currency translation adjustment	—	—	—	—	—	(1,973)	(1,973)
Accrued interest on stockholder receivables	—	—	—	(8)	—	—	(8)
Increase in stockholder receivables	—	—	—	(600)	—	—	(600)
Cumulative adjustment to reflect adoption of SFAS No. 133	—	—	—	—	—	(1,150)	(1,150)
Unrealized gain on interest rate swap agreements, net of income tax effect	—	—	—	—	—	1,810	1,810
Unrealized holding gain on marketable securities	—	—	—	—	—	50	50
Income tax benefit of disqualified dispositions of stock options	—	—	2,391	—	—	—	2,391
Compensation charge for stock option modification	—	—	204	—	—	—	204
Net loss	—	—	—	—	(85,050)	—	(85,050)

Balance, December 31, 2001	47,950,886	480	541,215	(712)	(414,200)	(4,311)	122,472
Issuance of common stock upon exercise of stock options	206,222	2	149	—	—	—	151
Issuance of common stock through Employee Stock Purchase Plan	975,907	9	329	—	—	—	338
Foreign currency translation adjustment	—	—	—	—	—	7,257	7,257
Accrued interest on stockholder receivables	—	—	—	(16)	—	—	(16)
Repayment of stockholder receivables	—	—	—	110	—	—	110
Unrealized loss on interest rate swap agreements, net of income tax effect	—	—	—	—	—	(6,115)	(6,115)
Unrealized holding gain on marketable securities	—	—	—	—	—	(46)	(46)
Compensation charge for stock option modification	—	—	82	—	—	—	82
Net loss	—	—	—	—	(288,093)	—	(288,093)

Balance, December 31, 2002	49,133,015	$491	$541,775	$(618)	$(702,293)	$(3,215)	$(163,860)

The accompanying notes are an integral part of these consolidated financial statements.

DDi CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,192	$(85,002)	$(198,238)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Restructuring and other related charges	—	77,018	26,114
Depreciation	16,690	17,088	16,147
Amortization of debt issuance costs and discount	11,073	5,186	3,439
Amortization of goodwill and intangible assets	19,474	17,681	—
Goodwill impairment	—	—	128,700
Amortization of deferred interest rate swap income	(1,020)	(1,351)	(5,946)
Write-off of debt issuance costs	3,524	4,788	2,014
Write-off of deferred swap income	(1,190)	—	—
Deferred income taxes	(10,829)	(17,370)	29,418
Interest rate swap valuation	—	9,981	—
Gain on sale of fixed assets	—	(32)	(57)
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(36,368)	59,325	2,396
(Increase) decrease in inventories	(564)	7,815	(5,120)
(Increase) decrease in prepaid expenses and other	(883)	262	(59)
Increase (decrease) in current income taxes	15,361	(6,913)	9,040
Increase (decrease) in accounts payable	6,630	(15,320)	(424)
Increase (decrease) in accrued expenses and other accrued liabilities	15,961	(25,519)	(8,907)

Net cash provided by (used in) operating activities	61,051	47,637	(1,483)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(24,016)	(24,670)	(7,997)
Proceeds from sale of fixed assets	—	142	199
Purchase of marketable securities—available for sale	—	(51,758)	(133)
Proceeds from sale of marketable securities—available for sale	—	29,922	21,946
Investment in restricted assets	—	—	(12,500)
Merger and acquisition related expenditures, net	—	(535)	(516)
Acquisition of Automata	(19,676)	—	—
Acquisition of Golden, net of cash acquired of $722	(12,473)	—	—
Acquisition of Olympic	—	(12,757)	—
Acquisition of Nelco	—	(2,963)	—
Acquisition of Altatron, net of cash acquired of $81	—	(4,786)	—

Net cash provided by (used in) investing activities	(56,165)	(67,405)	999

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(140,588)	(150,875)	(67,274)
Net repayments on revolving credit facility	—	(186)	—
Payments of debt issuance and capital costs	(742)	(3,915)	(1,142)
Payments of other notes payable	(2,473)	(1,028)	(461)
Principal payments on capital lease obligations	(1,553)	(1,810)	(1,604)
Capital contribution from parent, net	182,759	157,136	85,428
Payments of escrow payable to redeemed stockholders	(1,267)	(1,602)	—
Payments for interest rate swaps	(2,037)	—	—
Payment of pro rata portion of deferred swap liability	—	—	(3,761)

Net cash provided by (used in) financing activities	34,099	(2,280)	11,186

Effect of exchange rate changes on cash	—	(12)	(126)

Net increase (decrease) in cash and cash equivalents	38,985	(22,060)	10,576
Cash and cash equivalents, beginning of year	644	39,629	17,569

Cash and cash equivalents, end of year	$39,629	$17,569	$28,145

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,204	$(85,050)	$(288,093)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Restructuring and other related charges	—	77,328	26,904
Depreciation	18,730	21,156	21,282
Amortization of debt issuance costs and discount	14,298	5,668	4,650
Amortization of goodwill and intangible assets	22,806	22,568	—
Goodwill impairment	—	—	199,000
Amortization of deferred interest rate swap income	(1,020)	(1,351)	(5,946)
Write-off of debt issuance costs	4,165	4,788	2,014
Write-off of deferred swap income	(1,190)	—	—
Deferred income taxes	(12,673)	(18,298)	31,096
Interest income on stockholder receivables	(33)	(8)	(16)
Interest rate swap valuation	—	9,981	—
Loss (gain) on sale of fixed assets	—	(26)	56
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(34,953)	61,954	4,905
(Increase) decrease in inventories	(1,212)	5,972	(5,258)
Increase (decrease) in prepaid expenses and other	(936)	(668)	933
Increase (decrease) in current income taxes	12,171	(7,582)	6,358
Increase (decrease) in accounts payable	8,021	(16,754)	(4,195)
Increase (decrease) in accrued expenses and other accrued liabilities	16,453	(23,854)	(4,558)

Net cash provided by (used in) operating activities	64,831	55,824	(10,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(27,214)	(35,158)	(10,715)
Proceeds from sale of fixed assets	—	142	296
Purchase of marketable securities—available for sale	—	(51,758)	(18,912)
Proceeds from sale of marketable securities—available for sale	—	29,922	40,725
Investment in restricted assets	—	—	(12,500)
Merger and acquisition related expenditures	—	(535)	(729)
Acquisition of Kamtronics	—	—	(3,391)
Acquisition of MCM, net of cash acquired of $7,794	(2,599)	(89)	—
Acquisition of Automata	(19,676)	—	—
Acquisition of Golden, net of cash acquired of $722	(12,473)	—	—
Acquisition of Olympic	—	(12,757)	—
Acquisition of Nelco	—	(2,963)	—
Acquisition of Altatron, net of cash acquired of $81	—	(4,786)	—
Acquisition of Thomas Walter	—	(24,787)	—

Net cash used in investing activities	(61,962)	(102,769)	(5,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	100,000	100,000
Payments on long-term debt	(207,536)	(155,547)	(68,063)
Net borrowings on revolving credit facilities	—	2,750	1,072
Payments of debt issuance and capital costs	(742)	(7,896)	(5,471)
Payments of other notes payable	(2,473)	(1,028)	(461)
Principal payments on capital lease obligations	(1,902)	(2,789)	(2,549)
Payments of escrow payable to redeemed stockholders	(1,267)	(1,602)	—
Payment of pro-rata portion of deferred swap liability	—	—	(3,761)
Repayment/(borrowing) of stockholder receivables	595	(600)	110
Payments for interest rate swaps	(2,037)	—	—
Net proceeds from issuance of common stock through initial public offering	156,660	—	—
Costs incurred in connection with the issuance of common stock through initial public offering	(3,638)	—	—
Net proceeds from issuance of common stock through follow-on public offerings	122,000	66,975	—
Costs incurred in connection with the issuance of common stock through follow-on public offerings	(1,106)	(844)	—
Issuance of common stock through Employee Stock Purchase Plan	1,270	1,132	338
Proceeds from exercise of stock options	1,375	3,138	151

Net cash provided by financing activities	61,199	3,689	21,366

Effect of exchange rate changes on cash	2,158	11	33

Net increase (decrease) in cash and cash equivalents	66,226	(43,245)	5,305
Cash and cash equivalents, beginning of year	648	66,874	23,629

Cash and cash equivalents, end of year	$66,874	$23,629	$28,934

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The consolidated financial statements for DDi Corp. (“DDi Corp.”) include the accounts of its wholly-owned subsidiaries, DDi Intermediate Holdings Corp. (“Intermediate”) and its subsidiaries and DDi Europe Limited (“DDi Europe” f/k/a MCM Electronics Limited (“MCM”)). The consolidated financial statements for DDi Capital Corp. (“DDi Capital”), a wholly-owned subsidiary of Intermediate, include the accounts of its wholly-owned subsidiary Dynamic Details, Incorporated and its subsidiaries (“Dynamic Details”). Collectively, DDi Corp. and its subsidiaries are referred to as the “Company.”

As more fully described in Note 14, the consolidated financial statements of DDi Corp. include the results of MCM commencing on April 14, 2000, the date of acquisition of MCM, Automata International, Inc. (“Automata”) commencing on August 4, 2000, the date of the acquisition of Automata’s assets, Golden Manufacturing, Inc. (“Golden”) commencing on September 15, 2000, the date of the acquisition of Golden’s assets, Thomas Walter Limited (“Thomas Walter”) commencing on March 5, 2001, the date of acquisition of Thomas Walter, Nelco Technology, Inc. (“Nelco”) commencing on April 27, 2001, the date of acquisition of Nelco’s assets, Olympic Circuits Canada (“Olympic”) commencing on May 9, 2001, the date of acquisition of Olympic, Altatron Technology Inc. (“Altatron”) commencing on June 4, 2001, the date of acquisition of Altatron’s assets and Kamtronics, Limited (“Kamtronics”) commencing October 24, 2002, the date of acquisition of Kamtronic’s assets. All intercompany transactions have been eliminated in consolidation.

Recapitalization—In October 1997, the Company completed a recapitalization transaction with a group of investors. The historical bases of the Company’s assets and liabilities were not affected.

In connection with the recapitalization, DDi Corp. incorporated Dynamic Details, Incorporated (“Dynamic Details”) as a wholly-owned subsidiary and contributed substantially all of its assets, subject to certain liabilities, to Dynamic Details. In November 1997, DDi Corp. organized DDi Capital Corp. (“DDi Capital”) as a wholly-owned subsidiary, and in February 1998, contributed substantially all its assets (including all of the shares of common stock of Dynamic Details), subject to certain liabilities, including discount notes (as described in Note 6, the “Capital Senior Discount Notes”), to DDi Capital. In July 1998, DDi Corp. organized Intermediate as a wholly-owned subsidiary and contributed all of the shares of common stock of DDi Capital to Intermediate. In April 2000, DDi Corp. acquired MCM, (see Note 14) and has subsequently combined MCM with its other European operations to form DDi Europe Limited (“DDi Europe”). DDi Europe, Dynamic Details and Dynamic Details Design LLC, a wholly-owned subsidiary of Intermediate formed in 1998, represent the operating divisions of DDi Corp.

Reclassification—Concurrent with the closing of DDi Corp.’s initial public offering on April 14, 2000 (see Note 19), each share of Class L common stock was reclassified into one share of Class A common stock plus an additional number of shares of Class A common stock (determined by dividing the preference amount of such per share by the initial public offering price of $14.00 per share). Class A and Class L common stock shared ratably in the net income (loss) remaining after giving effect to the 12% yield on the Class L common stock. Each share of Class A common stock was then converted into 2.8076 shares of new common stock when DDi Corp. reincorporated in the state of Delaware. All periods presented have been retroactively adjusted for the effect of the reclassification and stock split.

Continued Existence

The accompanying financial statements have been prepared assuming the Company will continue as a going-concern.

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

The Company has incurred losses of approximately $702.3 million through December 31, 2002, has a stockholders’ deficit of approximately $163.9 million and negative working capital of approximately $225.5 million, attributable to the classification of $268.5 million of debt as current liabilities. The Company is in default on its Senior Credit Facility and is not permitted to pay its interest obligations on its 5.25% and 6.25% Convertible Subordinated Notes (see Notes 6 and 22). Failure to make such interest payments within 30 days after their due date will amount in a default under the notes. In addition to seeking resolution to the default status of the Senior Credit Facility, management is currently pursuing debt restructuring. There can be no assurance that the Company will be able to restructure its debt or that the Company will have sufficient working capital to fund future operations. If the Company is not able to deleverage its debt or improve its working capital, it may be required to significantly curtail or cease its operating activities and/or its creditors could take legal action to enforce their claims, including forcing the Company into bankruptcy. Alternatively, the Company could seek protection under the bankruptcy laws. No adjustments have been made to the accompanying financial statements for these uncertainties.

Nature of Business

The Company provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other providers of electronics manufacturing services. The Company serves over 2,000 customers in the communications, networking, computer, medical, automotive industrial and aerospace industries.

2.    SIGNIFICANT ACCOUNTING POLICIES

The preparation of the Company’s consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and cash equivalents—Management defines cash and cash equivalents as highly liquid deposits with maturities of 90 days or less when purchased. The Company maintains cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe that as a result of this concentration it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Marketable securities—The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities, consisting of government and agency bonds and corporate bonds, are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss). Realized gains or losses on securities sold are based on the specific identification method.

Inventories—Inventories include freight-in, materials, labor and manufacturing overhead costs and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Property, plant and equipment—Property, plant and equipment are stated at cost or in the case of property, plant and equipment acquired through business combinations, at fair value based upon allocated purchase price at the acquisition date. Depreciation is provided over the estimated useful lives of the assets using both the straight-line and accelerated methods. For leasehold improvements, amortization is provided over the shorter of the estimated useful lives of the assets or the lease term and included in the caption depreciation expense.

Debt issuance costs and debt discounts—The Company defers certain debt issuance costs relating to the establishment of its various debt facilities and the issuance of its debt instruments (see Note 6). These costs are capitalized and amortized over the expected term of the related indebtedness using the effective interest method.

The Company issued the Capital Senior Discount Notes (as defined in Note 6) at a discount. Discounts are reflected in the accompanying balance sheets as a reduction of face value and are amortized over the expected term of the related indebtedness using the effective interest method. Amortization included as interest expense for DDi Capital amounted to approximately $9.2 million, $3.1 million and $1.9 million for the years ended December 31, 2000, 2001 and 2002, respectively. Amortization included as interest expense for DDi Corp. amounted to approximately $12.4 million, $3.1 million and $1.9 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Business combinations—The Company has accounted for all business combinations through December 31, 2001 as purchases in accordance with Accounting Principles Board (“APB”) Opinion No. 16. As of January 1, 2002, the Company adopted SFAS No. 141 “Business Combinations” and has accounted for all business combinations since then as purchases in accordance with SFAS No. 141. The results of operations since the date of acquisition are included in the consolidated financial statements.

Revenue recognition—The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer which states a fixed and determinable sales price and terms, delivery of the product has occurred in accordance with the terms of the sale and collectibility of the sale is reasonably assured. The Company provides a normal warranty on its products and accrues an estimated amount for this expense at the time of the sale.

Shipping costs—Shipping costs billed to customers are included in revenue with related costs in cost of goods sold.

Comprehensive income—SFAS No. 130 “Reporting Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity (deficit). Comprehensive income (loss) for DDi Capital and DDi Corp. consists of net income (loss) plus the effect of foreign currency translation adjustments, unrealized holding gains on marketable securities classified as available-for-sale and unrealized net gains (losses) on interest rate swaps and related unrealized net tax impact.

The Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001 (see Note 8). In accordance with the transition provisions of SFAS No. 133, DDi Capital and DDi Corp. recorded a cumulative-effect-type adjustment to accumulated other comprehensive income (loss) for the initial difference between the book value and fair value of interest rate swap agreements as of January 1, 2001.

Concentration of credit risk—Financial instruments which potentially expose the Company to concentration of credit risk consist principally of trade accounts receivable. To minimize this risk, the Company performs ongoing credit evaluations of customers’ financial condition and maintains contacts with its customers which

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

allows the Company to monitor current changes in business operations so it can respond as needed; the Company, however, generally does not require collateral. In 2002 and 2001, no individual customer accounted for 10% or more of the Company’s net sales and no individual customer accounted for 10% or more of the Company’s total receivables at the respective year end. In 2000, one individual customer accounted for 11% of DDi Corp.’s net sales.

Environmental matters—The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated. To date, such costs have not been material (see Note 13).

Income taxes—Prior to January 1, 2002, the Company records on its balance sheet deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in different periods for financial statement purposes versus tax return purposes. Management provides a valuation allowance for net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered through future operations (see Note 12). DDi Capital is included as part of the consolidated tax return filed by DDi Corp. For financial statement purposes, DDi Capital has provided for income taxes as if it were filing separately throughout each year.

Net interest expense—The Company adopted SFAS No. 145 “Recission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections” in the beginning of the second quarter of 2002. In accordance with SFAS No. 145, the Company accounts for the impact of the early extinguishment of debt as a component of net interest expense (see Note 21).

Long-lived assets—The Company followed SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 121 requires that long-lived assets, including goodwill, be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the assets with the estimated undiscounted cash flows associated with them. If an impairment exists, the Company measures the impairment utilizing discounted cash flows.

During the year ended December 31, 2001, pursuant to an evaluation under SFAS No. 121, the Company determined that the intangibles associated with the Dallas and Moorpark facilities to be closed in connection with the Company’s 2001 restructuring plan (see Note 15) have a fair value of zero. The Company estimated the amount of the impairment by comparing the discounted cash flows expected to be generated from the assets of the closed facilities to their carrying value. As a result, the Company recorded an adjustment to the carrying value of these intangible assets of $51.4 million to restructuring and related charges in the fourth quarter of 2001.

On January 1, 2002, the Company adopted the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates long-lived assets that are to be disposed by sale and measures them at the lower of book value or fair value less cost to sell and evaluates long-lived assets associated with discontinued operations for impairment.

Goodwill and identifiable intangibles—Prior to January 1, 2002, the Company amortized the goodwill recorded as a result of its business combinations on a straight-line basis ranging from 20 years to 25 years, from

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

the date of each transaction. Management believed that the estimated useful lives established at the dates of each transaction were reasonable based on the economic factors applicable to each of the businesses. Identifiable intangibles represented assets acquired through business combinations, and were stated at their fair values based upon purchase price allocations as of the transaction date. At December 31, 2001 these assets were primarily comprised of developed technologies, customer relationships/tradenames, and assembled workforce. The developed technology assets were being charged to income over their estimated useful lives ranging from 5 to 10 years, using straight-line and accelerated methods of amortization, reflective of the relative contribution of each developed technology in periods following the acquisition date. The customer relationships/tradenames assets were being amortized on a straight-line basis over their estimated useful lives of 18 years. The assembled workforce assets were being amortized on a straight-line basis over their estimated useful lives ranging from 4 to 5 years. As of December 31, 2001, the accumulated amortization related to goodwill and identifiable intangibles for DDi Capital was approximately $52.6 million and $59.6 million, respectively. As of December 31, 2001, the accumulated amortization related to goodwill and identifiable intangibles for DDi Corp. was approximately $55.9 million and $67.7 million, respectively. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and prospectively ceased amortization of goodwill and other intangible assets with indefinite lives. SFAS No. 142 requires goodwill and intangible assets that are not amortized be tested for impairment at least annually (see Note 20).

Foreign currency translation—The Company has designated local currency as the functional currency for its foreign subsidiaries. Accordingly, the assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resulting translation gains and losses are included as a component of stockholders’ equity (deficit) on the consolidated balance sheet. The impact of these translation gains and losses on comprehensive income (loss) are included on the consolidated statements of comprehensive income (loss).

Derivative financial instruments—The Company has only limited involvement with derivative financial instruments. From October 1998 through December 31, 2001 the Company utilized interest rate exchange agreements (“Swap Agreements”) (see Note 8) to reduce the risk of fluctuations in interest rates applicable to its Senior Term Facility (see Note 6).

On January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In accordance with the transition provisions of SFAS No. 133, DDi Capital and DDi Corp. recorded a cumulative-effect-type adjustment to accumulated other comprehensive income (loss) of approximately $0.6 million and $1.2 million, respectively, for the initial difference between the book value and fair value of interest rate swap agreements as of January 1, 2001. The fair value of interest rate swaps at December 31, 2002 and 2001 are included in accrued expenses and other long-term liabilities in the consolidated balance sheets.

Stock options—The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for compensation cost related to stock option plans and other forms of stock-based compensation plans. The Company has elected to provide the pro forma disclosures as if the fair value based method had been applied. In accordance with SFAS No. 123, the Company applies the intrinsic value based method of accounting defined under APB Opinion No. 25, and accordingly, does not recognize compensation expense for its plans to the extent employee options are issued at exercise prices equal to or greater than the fair market value at the date of grant.

Basic and diluted earnings per share—The Company has adopted the provisions of SFAS No. 128 “Earnings Per Share,” which requires the Company to report both basic net income (loss) per share, which is

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

based on the weighted average number of common shares outstanding, excluding contingently issuable shares such as the Class L common stock that were contingently convertible into common stock upon certain events, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

Prior to the initial public offering (see Note 1 and Note 19), the Company had two classes of common stock, Class A common stock (“Class A common”) and Class L common stock (“Class L common”). Class L common was identical to Class A common, except that each share of Class L common was entitled to a preferential payment upon any distribution by the Company equal to the original cost of such share ($364.09) plus an amount which accrues from the original issuance date on a daily basis at 12% per annum, compounded quarterly. After payment of this preference amount, each share of Class A common and Class L common would then share equally in all distributions.

The following is a reconciliation of the numerator and denominator used in the primary and diluted income (loss) per share calculation:

	Year Ended December 31,
	2000	2001	2002
Numerator:
Net income (loss)	$20,204	$(85,050)	$(288,093)
Priority distribution due shares of Class L common stock	(4,356)	—	—

Net income (loss) allocable to common stock	$15,848	$(85,050)	$(288,093)

Denominator:
Weighted average shares of common stock outstanding (basic)	31,781,536	47,381,516	48,175,353
Dilutive potential common shares:
Stock options and warrants	1,738,911	—	—

Shares used in computing diluted income (loss) per share	33,520,447	47,381,516	48,175,353

As a result of the net loss incurred during the years ended December 31, 2001 and 2002, potential common shares of 4,594,633 and 12,815,504, respectively, were anti-dilutive and excluded from the diluted net loss per share calculation for those periods.

Segment reporting—SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

The Company’s chief operating decision maker is the Chief Executive Officer. Based on the evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment which develops, manufactures, assembles and tests complex printed circuit boards, backpanels and related

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

electronic products. The Company operates in two geographical areas, domestic (U.S.A.) and international. Revenues are attributed to the country to which the product is sold. Revenues by product and service are not reported as it is impracticable to do so. During the years ended December 31, 2000, 2001 and 2002 there were no material assets in or revenues realized from any individual foreign country.

The following summarizes financial information by geographic area for DDi Corp.:

	Year ended December 31,
	2000	2001	2002
Net sales:
Domestic	$408,151	$262,729	$176,245
Europe	67,503	84,434	63,839
Other	22,011	14,475	8,742

Total	$497,665	$361,638	$248,826

Net sales by geographic area for DDi Capital for the years ended December 31, 2000, 2001 and 2002 are the same except the sales to Europe were $18.2 million, $7.5 million and $0.6 million for the years ended December 31, 2000, 2001 and 2002, respectively.

	December 31,
	2001	2002
Long-lived assets:
Domestic	$222,101	$65,173
International	115,914	46,531

Total	$338,015	$111,704

Long-lived assets for DDi Capital at December 31, 2001 and 2002 consist of $218,603 and $58,556 in domestic long-lived assets and $13,212 and $3,653 in international long-lived assets, respectively.

Reclassifications—Certain prior year amounts have been reclassified to conform with the 2002 presentation.

Recently issued accounting standards—In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The provisions of EITF 94-3 shall continue to apply for exit activities initiated under an exit plan that met criteria of EITF 94-3 prior to January 1, 2003. The Company does not anticipate any material impact of the adoption of SFAS No. 146 on its consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that at the time a company issues a guarantee which falls within the scope of FIN 45, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

and must disclose that information in its interim and annual financial statements. FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees accounted for as derivative instruments and hedging activities, guarantees relating to performance of non-financial assets that are owned by the guaranteed party (e.g. product warranties) and guarantees issued in a business combination that represent contingent consideration. These guarantees, however, are subject to the disclosure requirements of FIN 45. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the provisions of FIN 45 relating to footnote disclosure of product warranties during this period. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under warranty. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The warranty accrual as of December 31, 2002 is immaterial to the financial condition of the Company, and the change in the accrual during the year ended December 31, 2002 is immaterial to the Company’s results of operations and cash flows. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2003. The Company does not anticipate any material impact of the adoption of FIN 45 on its consolidated financial statements.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for all fiscal years and interim periods ending after December 15, 2002 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2003. Because the Company has not at this time elected to voluntarily adopt the SFAS 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS 148 will not have an impact on its consolidated financial position or results of operations.

3.    ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

	DDi Capital		DDi Corp.
	December 31, 2001	December 31, 2002	December 31, 2001	December 31, 2002
Accounts receivable	$34,662	$29,454	$47,549	$44,086
Less: Allowance for doubtful accounts	(4,277)	(1,441)	(5,001)	(2,100)

	$30,385	$28,013	$42,548	$41,986

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

4.    INVENTORIES

Inventories consist of the following:

	DDi Capital		DDi Corp.
	December 31, 2001	December 31, 2002	December 31, 2001	December 31, 2002
Raw materials	$9,868	$8,964	$14,325	$15,376
Work-in-process	3,493	5,759	6,840	8,536
Finished goods	1,835	2,265	2,865	4,328

	$15,196	$16,988	$24,030	$28,240

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	DDi Capital		DDi Corp.
	December 31, 2001	December 31, 2002	December 31, 2001	December 31, 2002
Buildings and leasehold improvements	$23,557	$17,287	$28,695	$23,376
Machinery and equipment	93,810	88,071	138,428	139,017
Office furniture and equipment	17,043	9,734	21,494	15,833
Vehicles	269	246	878	246
Land	2,235	1,614	2,235	1,614
Deposits on equipment	554	1,736	554	1,736

	137,468	118,688	192,284	181,822
Less: Accumulated depreciation	(58,334)	(64,387)	(85,415)	(98,683)

	$79,134	$54,301	$106,869	$83,139

The depreciable lives assigned to buildings are 30-40 years. Existing leasehold improvements are depreciated over 3-9 years for DDi Capital and 3-22 years for DDi Corp. Machinery, office furniture, equipment and vehicles are each depreciated over 3-7 years. Deposits are not depreciated as the related asset has not been placed into service.

Buildings and leasehold improvements for both DDi Corp. and DDi Capital include capital leases of approximately $4.5 million with related accumulated depreciation of $3.0 million and $3.1 million at December 31, 2001 and 2002, respectively. DDi Capital machinery and equipment includes capital leases of approximately $4.9 million and $4.2 million, with related accumulated depreciation of $2.7 million and $2.2 million at December 31, 2001 and 2002, respectively. DDi Corp. machinery and equipment includes capital leases of approximately $7.8 million and $5.5 million, with related accumulated depreciation of $3.6 million and $2.5 million at December 31, 2001 and 2002, respectively.

The land and building associated with the closure of the Garland, Texas facility (see Note 15) held for sale by the Company has a book value of approximately $6.1 million and $2.5 million at December 31, 2001 and 2002, respectively.

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

6.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following:

	DDi Capital		DDi Corp.
	December 31, 2001	December 31, 2002	December 31, 2001	December 31, 2002
Senior Term Facility	$135,819	$68,545	$135,819	$68,545
5.25% Convertible Subordinated Notes	—	—	100,000	100,000
6.25% Convertible Subordinated Notes	—	—	—	100,000
12.5% Capital Senior Discount Notes, face amount of $16,090 at December 31, 2001 and 2002, net of unamortized discount of $1,612 and $0 at December 31, 2001 and 2002, respectively	14,478	16,090	14,478	16,090
DDi Europe Facilities Agreement	—	—	21,840	24,146
Capital lease obligations	5,869	4,265	6,685	4,865

Sub-total	156,166	88,900	278,822	313,646
Less: current maturities	(17,184)	(70,054)	(17,845)	(275,137)

Total	$138,982	$18,846	$260,977	$38,509

Senior Credit Facility

In connection with the merger with Dynamic Circuits, Inc. (“DCI”) (see Note 14), Dynamic Details entered into an agreement with a co-syndication of banks, including JPMorgan Chase Bank (formerly Chase Manhattan Bank, N.A.) and Bankers Trust Company. Borrowings under this agreement consist of the Senior Term Facility and the Revolving Credit Facility (collectively, the “Senior Credit Facility”). Under the terms of this agreement, Dynamic Details must comply with certain restrictive covenants, which include the requirement that Dynamic Details meet certain financial tests. The Company’s financial performance in the fourth quarter of 2002 has resulted in covenant defaults under the Senior Credit Facility, specifically related to minimum EBITDA requirements for that quarter and continuing liquidity requirements since December 31, 2002. The Company has entered into a forbearance agreement with its Senior Credit Facility lenders which provides that they will refrain from exercising any rights or remedies in respect of the Company’s failure to comply with its financial covenants and certain contemplated future defaults. The term of the forbearance agreement expires March 31, 2003 (see Note 22), but may be extended until May 9, 2003 if the Company obtains forbearance agreements from the holders of the 5.25% Convertible Subordinated Notes and the 6.25% Convertible Subordinated Notes. As there are currently no arrangements in place to extend the forbearance period and the existing forbearance period is for less than one year, the Company has classified approximately $68.5 million of indebtedness relating to the Senior Credit Facility in current liabilities at December 31, 2002. In the event the Company is unable to enter into satisfactory arrangements with the Senior Credit Facility lenders to extend the forbearance beyond May 9, 2003, this indebtedness could become due and payable shortly thereafter. In addition, Dynamic Details is restricted from making certain payments, including dividend payments to its stockholders. The Senior Credit Facility is jointly and severally guaranteed by Intermediate and DDi Capital, and is collateralized by a pledge of substantially all of the capital stock of Dynamic Details and certain of its subsidiaries. The Senior Credit Facility expires in April 2005.

On June 28, 2002 the Dynamic Details Senior Credit Facility was further amended to, among other things, place tighter restrictions on the ability to borrow under the revolver, required a $30,000,000 capital contribution from DDi Corp. to Dynamic Details into a restricted account, restricted the ability to upstream money to DDi Corp. and reset certain of the financial covenants.

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Senior Term Facility

Under the Senior Term Facility, $255.0 million ($105.0 million under Tranche A and $150.0 million under Tranche B) was advanced to Dynamic Details in connection with the merger with DCI (see Note 14) on July 23, 1998. Scheduled principal and interest payments are due, subject to the resolution of the covenant default and related forbearance agreement discussed above, quarterly beginning June 30, 1999 (other than with respect to the last installment, which is due on July 22, 2004 and April 22, 2005 for Tranche A and Tranche B, respectively). Borrowings under the Senior Term Facility bear interest at a floating rate at the Company’s option at a rate equal to either (1) 3.75%, for Tranche A, and 4.00%, for Tranche B, per annum plus the applicable one-month LIBOR rate or (2) 3.75%, for Tranche A, and 3.00%, for Tranche B, per annum plus the higher of (a) the applicable prime lending rate of JPMorgan Chase Bank (4.25% at December 31, 2002) or (b) the federal reserve reported overnight funds rate plus  1/2 of 1% per annum (the “Index Rate”). The applicable margin of 3.75% for Tranche A is subject to reduction in accordance with an agreed upon pricing grid based on decreases in the Company’s consolidated leverage ratio, defined as consolidated total debt to consolidated EBITDA (earnings before net interest expense, income taxes, depreciation, amortization and extraordinary or non-recurring expenses). As of December 31, 2002, the Company elected the one-month LIBOR rate (1.4% at December 31, 2002), reset monthly. The overall effective interest rate for the Senior Term Facility, after giving effect to the interest rate swap agreement (see Note 8), as of December 31, 2002, was 9.92%. The balance at December 31, 2001 and 2002 was $135.8 million and $68.5 million, respectively.

Revolving Credit Facility

Dynamic Details also has a $50.0 million Revolving Credit Facility for revolving credit loans, letters of credit and swing line loans which expires on July 22, 2004. Advances under the Revolving Credit Facility bear interest at the Company’s option at a rate equal to either (1) 3.75% per annum plus the applicable one-month LIBOR rate or (2) 2.00% per annum plus the Index Rate. In addition, Dynamic Details is required to pay a fee of 0.5% per annum on the average unused commitment under the Revolving Credit Facility. Access to the Revolving Credit Facility is not permitted due to covenant defaults at December 31, 2002. At December 31, 2001 and 2002, Dynamic Details had no borrowings outstanding on this Revolving Credit Facility and had $0.7 million and $1.2 million, respectively, reserved against the Revolving Credit Facility for letters of credit. As of December 31, 2002, the Company elected the one-month LIBOR rate (1.4% at December 31, 2002), reset monthly.

5.25% Convertible Subordinated Notes

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

As a result of the default under the Senior Credit Facility and the terms of the forbearance agreement, the Company was not permitted to pay its interest obligations on March 1, 2003. Failure to make such interest payments within 30 days of their due date will amount in a default. The Company’s current expectation is that the convertible subordinated notes will not be repaid in accordance with its stated terms. As a result, the Company has classified this debt as current at December 31, 2002.

6.25% Convertible Subordinated Notes

On April 2, 2002, DDi Corp. completed its private offering of $100.0 million aggregate principal amount of 6.25% Convertible Subordinated Notes due April 1, 2007. These notes are convertible at any time prior to

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

maturity into shares of common stock at a conversion price of $11.04 per share, subject to certain adjustments. These notes generated proceeds of $95.8 million, net of underwriting discounts. Approximately $47.9 million of the net proceeds from the sale were used to repay a portion of the Dynamic Details Senior Term Facility, $12.5 million was placed in an interest reserve account to cover two years of interest payments on the notes (reflected as restricted cash on the consolidated balance sheet at December 31, 2002) and the remainder is being used for working capital and general corporate purposes.

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

As a result of the default under the Senior Credit Facility and the terms of the forbearance agreement, the Company is not permitted to pay its interest obligations due on April 1, 2003. Failure to make such interest payments within 30 days of their due date will amount in a default. The Company’s current expectation is that the convertible subordinated notes will not be repaid in accordance with their stated terms. As a result, the Company has classified this debt as current at December 31, 2002.

Capital Senior Discount Notes

In November 1997, DDi Capital issued $110.0 million face amount at maturity (net proceeds of $60.1 million) of senior discount notes (“Capital Senior Discount Notes”), and DDi Capital later transferred to DDi Corp. all of its obligations under the Capital Senior Discount Notes. The Capital Senior Discount Notes are unsecured, senior obligations and will be effectively subordinated to all future indebtedness and liabilities of DDi Capital’s subsidiaries. The Capital Senior Discount Notes began bearing cash interest of 12.5% on November 15, 2002, payable each May 15 and November 15 in arrears, through the maturity date of November 15, 2007.

On or after November 15, 2002, the Capital Senior Discount Notes may be redeemed at the option of DDi Capital, in whole or in part from time to time, at redemption prices ranging from 106.25% of accreted principal amount in the year ended November 15, 2003 to 100% of accreted principal amount subsequent to November 15, 2005, plus accrued and unpaid interest. As of December 31, 2002, DDi Capital has not redeemed any of the Capital Senior Discount Notes.

The Capital Senior Discount Note indenture also contains covenants that restrict the Company from incurring additional indebtedness and from making certain payments, including dividend payments to its stockholders.

The Company repurchased a portion of the Capital Senior Discount Notes with an aggregate principal amount at maturity of $47.0 million with a portion of the proceeds from DDi Corp.’s October 2000 follow-on public offering (see Note 19). In April and June 2001, the Company repurchased a portion of the Capital Senior Discount Notes, with an accreted balance of $46.9 million, for $45.5 million, using a portion of the proceeds from DDi Corp’s February 2001 follow-on public offering (see Note 19). The balance at December 31, 2001 and 2002 was $14.5 million and $16.1 million, respectively.

DDi Europe Facilities Agreement

In connection with the acquisition of MCM (see Note 14), the Company assumed MCM’s remaining outstanding indebtedness under a facilities agreement dated May 27, 1999 between MCM and the Governor of

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

the Bank of Scotland as arranger, agent, security trustee, term loan bank and working capital bank (“the DDi Europe Facilities Agreement”). The DDi Europe Facilities Agreement expires on September 30, 2007 and requires DDi Europe to meet financial ratios and to comply with other restrictive covenants. All the assets of DDi Europe are pledged as collateral under the DDi Europe facilities agreement.

Term Loans

The DDi Europe Facilities Agreement consists of a Tranche A term loan facility of approximately $22.9 million and a Tranche B term loan facility of approximately $1.2 million. The Tranche A term loan facility is repayable in quarterly installments beginning in June 2000 with the final payment payable in September 2007. Pursuant to an amendment in November 2001, no payments are due on the Tranche A term loan facility from October 2001 through February 2003. The Tranche B term loan facility is repayable in full in December 2007. Borrowings under the term loans bear interest at varying rates, comprising three-month U.K. LIBOR at the dates of commencement of the relevant quarterly interest period plus a margin of 1.50%. Interest payments are due quarterly. In addition, the DDi Europe Facilities Agreement requires payments of non-utilization fees on the average unused portion of each of the facilities. The overall effective interest rate for the DDi Europe term loan facilities as of December 31, 2002, was 5.52%.

Revolving Credit Facility

The DDi Europe Facilities Agreement also contains a Revolving Credit Facility of up to an aggregate maximum principal amount of approximately $16.1 million. The revolving credit facility is available until November 2003 and bears interest at varying rates, comprising three-month U.K. LIBOR at the dates of commencement of the relevant quarterly interest period plus a margin of 1.50%. Interest payments are due quarterly. In addition, the DDi Europe Facilities Agreement requires payments of non-utilization fees on the average unused portion of this facility. At December 31, 2002, DDi Europe had $4.2 million outstanding on the DDi Europe Revolving Credit Facility leaving $11.9 million available for borrowings.

Debt Issuance Costs

In connection with the amendments made to the Senior Credit Facility during 2001 and 2002 to allow for the use of proceeds pursuant to DDi Corp.’s public offerings (see Note 19), DDi Capital incurred approximately $3.9 million and $1.1 million, respectively, in fees which have been capitalized as debt issuance costs. DDi Corp. capitalized approximately $4.0 million and $4.3 million in debt issuance fees in 2001 and 2002, respectively. During the second quarter of 2002, approximately $47.9 million of the proceeds from the 6.25% Convertible Subordinated Notes were used to repay a portion of the Dynamic Details Senior Term Facility and the net carrying amount of the related debt issuance costs of $2.0 million was written-off and included in interest expense in accordance with SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections” (see Note 21). Accumulated amortization on debt issuance costs as of December 31, 2001 and 2002 for DDi Capital was approximately $4.8 million and $5.0 million, respectively, and for DDi Corp. was approximately $5.4 million and $6.7 million, respectively.

Change of Control

Upon a change in control, each holder of the Capital Senior Discount Notes may require DDi Capital, respectively, to repurchase all or a portion of such holder’s notes at a cash purchase price equal to 101% of the principal amount or the accreted value, plus accrued and unpaid interest if any, to the date of repurchase. The

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Senior Credit Facility provides that the occurrence of such a change in control constitutes an event of default, which could require the immediate repayment of Senior Credit Facility. No change of control occurred through December 31, 2002.

Future Payments

As of December 31, 2002, the scheduled future annual principal payments of long-term debt, excluding capital lease obligations (see Note 10), and including the amounts due under the Senior Credit Facility and the 5.25% and 6.25% Convertible Subordinated Notes as current, are as follows:

	DDi Capital	DDi Corp.
Year Ending December 31,
2003	$68,545	$273,375
2004	—	4,829
2005	—	4,829
2006	—	4,829
2007	16,090	20,919

	$84,635	$308,781

7.    ACCRUED EXPENSES

Accrued expenses consist of the following:

	DDi Capital		DDi Corp.
	December 31, 2001	December 31, 2002	December 31, 2001	December 31, 2002
Accrued salaries and related benefits	$6,667	$5,123	$6,893	$5,477
Accrued interest payable	54	251	1,862	3,735
Accrued restructuring charges	6,092	5,509	6,402	5,820
Other accrued expenses	4,885	4,670	12,425	13,061

	$17,698	$15,553	$27,582	$28,093

8.    DERIVATIVES

Pursuant to its interest rate risk management strategy and to certain requirements imposed by the Company’s Senior Credit Facility (see Note 6), the Company entered into various interest rate exchange agreements (“Swap Agreements”), effective October 1, 1998. Such agreements represented an effective cash flow hedge of the variable rate of interest (1-month LIBOR) paid under the Senior Term Facility, mitigating exposure to increases in interest rates related to this debt. Under the Swap Agreements, the Company received a variable rate of interest (1-month LIBOR) and paid a fixed rate of interest. These rates were applied to a notional amount that resulted in the hedging of the full principal balance under the Senior Term Facility from October 1998 through September 2000. From October 2000 through June 2001, the hedge had a notional amount equal to 50% of the principal balance then outstanding. The annual fixed rate of interest paid was 5.27% for October 1998 through December 1998, 4.96% for January 1999 through May 1999, 5.65% for June 1999 through September 2000, and 6.58% from October 2000 through June 2001.

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

In July 2001, the Company elected to terminate and replace the Swap Agreements then in effect. From July 2001 through October 2001, the new Swap Agreements fixed the rate of interest to be paid on 100% of the principal balance of the Senior Term Facility through its scheduled maturity in 2005. One of these agreements contained a feature that precluded the agreement from being treated as an effective cash flow hedge pursuant to SFAS No. 133. Accordingly, the change in the fair value of such agreement of $10 million was included in the consolidated statement of operations (“Interest rate swap valuation”) in 2001. In November 2001, the Company elected to modify its new Swap Agreements. The agreements, as amended, qualify as effective hedges under SFAS No. 133. The initial fair value of the amended swaps are being recognized as reductions to periodic interest expense over their remaining term, in accordance with SFAS No. 133. The annual fixed rate of interest paid under the Swap Agreements in effect from July 2001 through December 2001 ranged from 3.80% to 4.40% and was 5.99% for 2002. The annual fixed rate of interest to be paid under the amended Swap Agreements is 6.49% for 2003 and is 6.99% from January 2004 through the scheduled maturity of the Senior Term Facility in 2005. The overall effective interest rate for the Senior Term Facility, after giving effect to the interest rate swap agreement, as of December 31, 2002, was 9.92%.

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

Counterparty risk is limited to amounts to be reflected in the Company’s consolidated balance sheet. This risk is minimized and is expected to be immaterial to the Company’s consolidated results of operations as the amended Swap Agreements provide for monthly settlement of the net interest owing. Further, each counterparty to the Swap Agreements carries at least a “single-A” credit rating. The impact of the interest rate exchange agreements on the Company’s interest expense was not material.

MCM entered into an interest rate swap agreement (“DDi Europe Swap Agreement”) effective January 12, 2000 which represented an effective cash flow hedge of the variable rate of interest (3-month U.K. LIBOR) paid under the DDi Europe Facilities Agreement, minimizing exposure to increases in interest rates related to this debt over the scheduled term of the DDi Europe Swap Agreement through September 2002 when the swap matured.

9.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments including cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and variable rate debt approximate book value as of December 31, 2001 and 2002. As of December 31, 2001 and 2002, the fair value of the Company’s Convertible Subordinated Notes and Capital Senior Discount Notes were different from their carrying values. The fair values of the Company’s Convertible Subordinated Notes and Capital Senior Discount Notes are estimated based on their quoted market prices.

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

The estimated fair values of the Company’s financial instruments are as follows:

	DDi Capital December 31, 2001		DDi Corp. December 31, 2001		DDi Capital December 31, 2002		DDi Corp. December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt:
6.25% Convertible Subordinated Notes	$—	$—	$—	$—	$—	$—	$100,000	$19,000
5.25% Convertible Subordinated Notes	—	—	100,000	68,875	—	—	100,000	20,000
12.5% Capital Senior Discount Notes	14,478	14,803	14,478	14,803	16,090	14,642	16,090	14,642

10.    CAPITAL LEASE OBLIGATIONS

DDi Capital leases certain facilities and equipment under capital lease obligations bearing implicit interest rates ranging from 6% to 13%. The terms of the leases require monthly payments of approximately $0.2 million including interest at December 31, 2002. Certain leases contain an option for an additional term at the end of the initial term and an option to purchase the facilities and equipment at their fair values at the end of the initial term and at the end of the second term. DDi Corp. leases certain facilities and equipment under capital lease obligations bearing implicit interest rates ranging from 2% to 13%. The terms of the leases require monthly payments of approximately $0.2 million including interest at December 31, 2002. Certain leases contain an option for an additional term at the end of the initial term and an option to purchase the facilities and equipment at their fair values at the end of the initial term and at the end of the second term.

Future Payments

Aggregate annual maturities of capital lease obligations (for periods subsequent to December 31, 2002) are as follows:

	DDi Capital			DDi Corp.
	Total Minimum Lease Payments	Less Amounts Representing Interest	Present Value of Net Minimum Lease Payments	Total Minimum Lease Payments	Less Amounts Representing Interest	Present Value of Net Minimum Lease Payments
Year ending December 31,
2003	$2,066	$557	$1,509	$2,428	$599	$1,829
2004	1,836	395	1,441	2,076	419	1,657
2005	1,547	234	1,313	1,613	240	1,373
2006	2	—	2	4	—	4
2007	—	—	—	2	—	2

	$5,451	$1,186	$4,265	$6,123	$1,258	$4,865

11.    STOCKHOLDERS’ EQUITY

Common Stock

At December 31, 2001 and 2002, DDi Capital had 1,000 shares of $0.01 par value common stock, authorized, issued and outstanding. DDi Corp. had 75,000,000 shares authorized, 47,950,886 and 49,133,015 shares of $0.01 par value common stock issued and outstanding at December 31, 2001 and 2002, respectively.

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Stockholder Receivables

DDi. Corp. has notes receivable from certain executive officers which are collateralized by the Company’s common stock (see Note 18). A note in the amount of $0.1 million plus accrued interest was repaid in January 2002.

Additional Paid-In Capital

In connection with the changes in senior management undertaken in the fourth quarter of 2001 and second quarter of 2002 (see Note 15), the Company modified stock option agreements which resulted in a compensation charge of $0.2 million and $0.1 million, respectively.

Common Stock Warrants

As part of the financing associated with the recapitalization of the Company in November 1997, warrants were granted to affiliates of JPMorgan Chase Bank (formerly The Chase Manhattan Bank) to purchase 447,174 shares of DDi Corp. common stock. In connection with the initial public offering (see Note 19), these affiliates of JPMorgan Chase Bank received 447,123 shares of common stock through a cashless exercise of their outstanding warrants. A fair value of $3,420 was ascribed to the warrants and recorded as a debt discount.

In connection with the DCI Merger (see Note 14), warrants were granted to purchase 195,406 shares of DDi Corp. common stock at $21.79 per share. As of December 31, 2002, 4,659 shares were exercised, leaving 190,747 outstanding. Such warrants are exercisable through July 22, 2008.

Stock Options

Prior to 1997, the Company had two stock option plans, the 1996 Performance Stock Option Plan and the 1996 Employee Stock Option Plan. The term of the options under these plans is ten years from the date of grant. The options under these plans were fully vested as of December 31, 2002. During 2000, there were no grants or forfeitures under either of these plans and 256,273 options were exercised, leaving 274,566 vested options outstanding at December 31, 2000. During 2001, there were no grants or forfeitures under either of these plans and 101,720 options were exercised, leaving 172,846 vested options outstanding at December 31, 2001. During 2002, there were no grants or forfeitures under either of these plans and 8,842 options were exercised, leaving 164,004 vested options outstanding at December 31, 2002 at exercise prices ranging from $0.34 to $2.44 per share. As of December 31, 2002, the options outstanding under these plans had remaining weighted-average contractual terms of approximately four years.

In 1997, DDi Corp. adopted its 1997 Details, Inc. Equity Incentive Plan (the “1997 Employee Stock Option Plan”), authorizing the grant of options to certain management of the Company to purchase 659,786 shares of common stock. The term of the options under this plan is ten years from the date of grant. Options granted under this plan vest in equal monthly amounts over four years, with immediate vesting upon a change in control or sale of all of the assets of the Company. For all options granted under this plan, the exercise prices approximated the estimated fair value at the date of grant, resulting in no compensation expense. As of December 31, 2002, the options outstanding under this plan had a remaining weighted-average contractual term of approximately seven years.

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Stock option activity under the 1997 Employee Stock Option Plan is:

	$1.78 Options		$21.79 Options
	Exercise Price	Number of Shares	Exercise Price	Number of Shares
Balance at December 31, 1999	$1.78	27,444	$21.79	334,534
Granted	—	—	—	—
Exercised	$1.78	(2,891)	$21.79	(1,051)
Forfeited	$1.78	(4,102)	$21.79	(32,865)

Balance at December 31, 2000	$1.78	20,451	$21.79	300,618
Granted	—	—	—	—
Exercised	$1.78	(131)	$21.79	(67,157)
Forfeited	—	—	$21.79	(5,477)

Balance at December 31, 2001	$1.78	20,320	$21.79	227,984
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	$21.79	(1,053)

Balance at December 31, 2002		20,320		226,931

Options exercisable at December 31, 2002		18,138		224,149

In connection with the DCI Merger (see Note 14), the Board of Directors adopted, and the stockholders of DDi Corp. approved, the Details Holdings Corp.-Dynamic Circuits 1996 Stock Option Plan (“DCI 1996 Plan”) and the Details Holdings Corp.-Dynamic Circuits 1997 Stock Option Plan (“DCI 1997 Plan”), together the “DCI Stock Option Plans”, which authorized the granting of stock options and the sale of common stock in connection with the merger with DCI. The terms applicable to options issued under the DCI Stock Option Plans are substantially similar to the terms applicable to the options to purchase shares of DCI outstanding immediately prior to the merger with DCI. These terms include vesting from the date of merger through 2002 for those options outstanding as of the date of the merger with DCI. Options granted under these plans subsequent to the merger will typically vest in equal monthly amounts over four years. An optionholder’s scheduled vesting is dependent upon continued employment with the Company. Upon termination of employment, any unvested options as of the termination date are forfeited.

In connection with the DCI Merger, DDi Corp. converted each DCI stock option award into the right to receive a cash payment and an option to purchase shares of common stock. The options granted in 1998 bear per share exercise prices of either $0.56 (“$0.56 Options”) or $21.79 (“$21.79 Options”) or $12.64 (“$12.64 Options”). During 1999, options to purchase shares of common stock were also granted with an exercise price of $1.78 (“$1.78 Options”).

As of December 31, 2002, there are no options available for grant under the DCI Stock Option Plans. The maximum term of the options under the DCI 1996 Plan is August 2006 and under the DCI 1997 Plan is March 2008. As of December 31, 2002, all options outstanding under the DCI Stock Option Plans had weighted average remaining contractual lives of approximately seven years.

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Stock option activity under the DCI Stock Option Plans is:

	$0.56 Options		$21.79 Options		$1.78 Options		$12.64 Options
	Exercise Price	Number of Shares	Exercise Price	Number of Shares	Exercise Price	Number of Shares	Exercise Price	Number of Shares
Balance at December 31, 1999	$0.56	242,871	$21.79	37,147	$1.78	25,268	$12.64	913,355
Granted	—	—	—	—	—	—	—	—
Exercised	$0.56	(93,394)	$21.79	(6,264)	$1.78	(2,889)	$12.64	(302,614)
Forfeited	$0.56	(5,485)	$21.79	(172)	$1.78	(4,631)	$12.64	—

Balance at December 31, 2000	$0.56	143,992	$21.79	30,711	$1.78	17,748	$12.64	610,741
Granted	—	—	—	—	—	—	—	—
Exercised	$0.56	(59,041)	$21.79	(112)	$1.78	(4,149)	$12.64	(215,407)
Forfeited	$0.56	(4,715)	$21.79	(2,338)	$1.78	(11,057)	$12.64	(5,276)

Balance at December 31, 2001	$0.56	80,236	$21.79	28,261	$1.78	2,542	$12.64	390,058
Granted	—	—	—	—	—	—	—	—
Exercised	$0.56	(29,080)	$21.79	—	$1.78	—	$12.64	(247,640)
Forfeited	$0.56	(13,335)	$21.79	(12,133)	$1.78	(2,542)	$12.64	(70,107)

Balance at December 31, 2002		37,821		16,128		—		72,311

Options exercisable at December 31, 2002		37,821		16,128		—		72,311

During 2000, the Company adopted the 2000 Equity Incentive Plan (the “2000 Plan”). No future grants will be made under existing plans as of the effective date of the 2000 Plan. A total of (a) 4,100,000 shares of common stock, (b) any shares returned to existing plans as a result of termination of options and (c) annual increases of 1.0% of outstanding common stock to be added on the date of each annual meeting of the Company’s stockholders commencing in 2001, or such lesser amounts as may be determined by the Company, will be reserved for issuance pursuant to the 2000 Plan. The 2000 Plan provides for the grant of incentive stock options to employees (including officers and employee directors) and for the grant of nonstatutory stock options to employees, directors and consultants. The 2000 Plan also provides for the grant of stock appreciation rights, restricted stock, unrestricted stock, deferred stock, and securities (other than stock options) which are convertible into or exchangeable for common stock on such terms and conditions as the Company determines. The weighted-average fair value per option of the stock options granted under the 2000 Plan was $10.40, $8.70 and $1.05 for shares granted in 2000, 2001 and 2002, respectively, calculated using the Black-Scholes option pricing model, assuming that no dividends were to be declared, a volatility of 100% and a risk free interest rate of 6.22% in 2000, 4.11% in 2001 and 3.73% in 2002. These options have an average life of 4 years and vest in yearly installments for the first 2 years and quarterly installments thereafter.

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Stock option activity under the 2000 Plan since the Company’s initial public offering on April 14, 2000 is as follows:

	Exercise Price	Number of Shares
Balance at April 14, 2000		—
Granted	$12.00-$38.31	2,138,930
Exercised	—	—
Forfeited	$12.00-$14.00	(72,050)

Balance at December 31, 2000	$12.00-$38.31	2,066,880
Granted	$7.02-$28.81	2,692,985
Exercised	$12.00-$14.00	(84,026)
Forfeited	$7.02-$26.38	(502,269)

Balance at December 31, 2001	$7.02-$38.31	4,173,570
Granted	$0.22-$11.50	1,017,398
Exercised	$12.00	(125)
Forfeited	$0.64-$38.31	(1,296,617)

Balance at December 31, 2002	$0.22-$33.63	3,894,226

Options exercisable as of December 31, 2002		1,479,074

The following table summarizes information regarding stock options outstanding under the 2000 Plan at December 31, 2002:

	Options Outstanding
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$ 0.22 - 0.22	7,000	9.6	$0.22
$ 0.64 - 0.87	665,501	9.5	$0.64
$ 2.53 - 2.53	52,125	9.4	$2.53
$ 3.81 - 3.81	165,064	8.8	$3.81
$ 7.02 - 10.28	900,250	8.2	$7.23
$11.50 - 16.50	1,136,967	6.3	$13.19
$17.26 - 25.23	910,069	7.8	$17.69
$28.81 - 33.63	57,250	7.8	$29.27

$ 0.22 - 33.63	3,894,226	7.8	$10.39

During 2000, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (“ESPP”) and the non-U.S. Employee Stock Purchase Plan (“non-U.S. ESPP”) (collectively the “Plans”). The Plans allow eligible employees to purchase shares of common stock through payroll deductions at a discounted price. A total of 1,450,000 shares of common stock are reserved for issuance under the Plans, 1,250,000 shares under the ESPP, which are intended to qualify under Section 423 of the Internal Revenue Code and 200,000 shares under the non-U.S. ESPP. The Plans allow for purchases in a series of offering periods, each six months in duration, with new offering periods (other than the initial offering period) commencing on January 1 and July 1 of each year. The initial offering period commenced on April 14, 2000, the date of the initial public offering. Unless terminated earlier by the Company’s Board of Directors, the plans have a term of ten years. The net weighted-average fair

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

value per share granted under the Plans was $8.42, $8.69 and $0.68 for shares granted in 2000, 2001 and 2002, respectively, calculated using the Black-Scholes option pricing model, assuming that no dividends were to be declared, a volatility of 100% and a risk free interest rate of 6.10% in 2000, 4.73% in 2001 and 1.78% in 2002. For the years ended December 31, 2000, 2001 and 2002, 69,642 shares, 90,772 shares and 975,907 shares, respectively, of common stock were purchased through the ESPP.

Had compensation cost for all stock-based compensation plans been determined consistent with SFAS No. 123, DDi Corp.’s net income (loss) allocable to common stock and net income (loss) per share allocable to common stock would have been the following (amounts in millions, except per share data):

	Year Ended December 31,
	2000	2001	2002
Net income (loss) allocable to common stock:
As reported	$15.8	$(85.1)	$(288.1)
Pro forma	$11.5	$(92.8)	$(294.3)
Income (loss) per share allocable to common stock—basic:
As reported	$0.50	$(1.79)	$(5.98)
Pro forma	$0.36	$(1.96)	$(6.11)
Income (loss) per share allocable to common stock—diluted:
As reported	$0.47	$(1.79)	$(5.98)
Pro forma	$0.34	$(1.96)	$(6.11)

12.    INCOME TAX MATTERS

The provision (benefit) for income taxes in the years ended December 31, 2000, 2001, and 2002 consist of the following:

	2000		2001		2002
	DDi Capital	DDi Corp.	DDi Capital	DDi Corp.	DDi Capital	DDi Corp.
Current:
Federal	$25,159	$24,147	$(3,570)	$(5,178)	$—	$—
State	3,092	2,896	—	—	—	—
Foreign	—	2,118	345	3,694	534	169

	28,251	29,161	(3,225)	(1,484)	534	169

Deferred:
Federal	(5,782)	(8,241)	(15,061)	(14,973)	10,535	12,250
State	(473)	(807)	(2,530)	(2,509)	4,219	4,184
Foreign	—	680	(50)	(655)	—	(2,300)

	(6,255)	(8,368)	(17,641)	(18,137)	14,754	14,134

	$21,996	$20,793	$(20,866)	$(19,621)	$15,288	$14,303

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Deferred income tax assets and liabilities consist of the following at December 31:

	2001		2002
	DDi Capital	DDi Corp.	DDi Capital	DDi Corp.
Deferred tax assets:
Net operating loss carryforwards	$7,016	$8,640	$21,287	$27,110
Trade receivables	1,310	1,310	368	368
Deferred compensation	557	557	380	380
Tax credits	6,265	6,265	3,026	3,026
Accrued liabilities	10,527	10,527	5,545	5,545
Asset impairment	7,125	7,125	1,788	1,788
Other	384	384	315	315

	33,184	34,808	32,709	38,532

Deferred tax liabilities:
Property, plant and equipment	(4,928)	(7,396)	(4,841)	(7,079)
Intangible assets	(16,025)	(16,025)	—	—

	(20,953)	(23,421)	(4,841)	(7,079)

Valuation allowance	(774)	(774)	(28,094)	(33,917)

Net deferred tax assets/(liabilities)	$11,457	$10,613	$(226)	$(2,464)

In connection with the acquisition of Thomas Walter, Olympic Circuits, and Kamtronics, the Company acquired certain net deferred tax liabilities of approximately $0.6 million, $0.2 million and $.01 million, respectively.

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate to the income (loss) before income taxes due in the years ended December 31 to the following:

	2000		2001		2002
	DDi Capital	DDi Corp.	DDi Capital	DDi Corp.	DDi Capital	DDi Corp.
Computed “expected” tax expense (benefit)	$15,816	$14,349	$(37,054)	$(36,635)	$(64,033)	$(95,827)
Increase (decrease) in income taxes resulting
from:
State taxes, net of credits and federal tax benefit	2,619	2,089	(2,204)	(2,183)	6,380	6,345
Goodwill amortization	2,515	3,289	19,884	21,168	—	—
Goodwill impairment	—	—	—	—	45,045	69,650
Foreign tax differential	—	(418)	—	(506)	—	438
Research and development credit	—	—	(1,513)	(1,513)	(820)	(820)
Valuation allowance	—	—	—	—	27,320	33,143
Other	1,046	1,484	21	48	1,396	1,374

	$21,996	$20,793	$(20,866)	$(19,621)	$15,288	$14,303

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

At December 31, 2002, the Company has federal and various state net operating loss (“NOL”) carryforwards of approximately $77 million and $32 million, respectively. The federal and state NOLs begin expiring in 2021 and 2004, respectively. The Company also has federal income tax credits of approximately $3 million which begin expiring in 2018. If certain substantial changes in the Company’s ownership should or have occurred, there would be an annual limitation on the amount of the NOL and other tax attribute carryfowards which can be utilized. As a result of any annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future tax liabilities.

Based upon the large operating losses and expected future operating results, in the fourth quarter of 2002, management determined that it was more likely than not that all of the deferred tax assets as of December 31, 2002 may not be realized. Consequently, the Company established a valuation allowance for its deferred tax assets that are not expected to be realized.

U.S. income taxes have not been provided on approximately $1.3 million of undistributed earnings of foreign subsidiaries since management considers these earnings to be invested indefinitely or substantially offset by foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

13.    COMMITMENTS, CONTINGENCIES AND GUARANTEES

Environmental matters—The Company’s operations are regulated under a number of federal, state, and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Compliance with these environmental laws are major considerations for all printed circuit board manufacturers because metals and other hazardous materials are used in the manufacturing process. In addition, because the Company is a generator of hazardous wastes, the Company, along with any other person who arranges for the disposal of such wastes, may be subject to potential financial exposure for costs associated with an investigation and remediation of sites at which it has arranged for the disposal of hazardous wastes, if such sites become contaminated. This is true even if the Company fully complies with applicable environmental laws. In addition, it is possible that in the future new or more stringent requirements could be imposed. Management believes it has complied with all applicable environmental laws and regulations. There have been no claims asserted nor is management aware of any unasserted claims for environmental matters.

Employment agreements—Pursuant to certain employment agreements dated September 1, 1995, as amended, effective until October 28, 2000, certain members of senior management received base salaries in the aggregate amount of $1.3 million in 2000. The base salaries on or after January 1, 2001 have been established by the Compensation Committee of the Company’s Board of Directors. These employees are eligible for annual bonuses based upon the achievement of EBITDA targets. These employees received a bonus in the aggregate amount of $2.4 million in consideration of prior services which were paid in October 2000.

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Operating leases—The Company has entered into various operating leases principally for office space and equipment that expire at various dates through 2022. Future annual minimum lease payments under all non-cancelable operating leases with initial or remaining terms of one year or more consist of the following at December 31, 2002:

	DDi Capital	DDi Corp.
Year Ending December 31,
2003	$6,708	$9,424
2004	5,999	8,484
2005	6,004	8,241
2006	4,901	6,982
2007	3,345	5,343
Thereafter	8,478	26,683

Future minimum lease payments	$35,435	$65,157

The above future minimum lease payments include $2.0 million and $2.1 million of accrued restructuring expenses for minimum lease payments of non-cancelable leases for DDi Capital and DDi Corp., respectively. (see Note 15).

Rent expense for 2000, 2001 and 2002 was approximately $3.7 million, $6.2 million and $6.9 million, respectively, for DDi Capital. Rent expense for 2000, 2001 and 2002 was approximately $5.8 million, $7.5 million and $8.7 million, respectively, for DDi Corp.

Litigation—The Company is a party to various legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Retirement plans—The Company has various retirement plans available to eligible employees. Participants can elect to contribute 1% to 15% of their annual compensation to the retirement plans. For domestic employees, these contributions are made under Section 401(k) of the Internal Revenue Code. Depending on the plan, through May 2002 the Company matched employee contributions at $0.25 per $1.00 contributed, subject to a maximum per employee participant, or the Company contributes from 3% to 10% of the eligible employee’s annual compensation. For the plan years ended December 31, 2000, 2001 and 2002, employer contributions totaled $0.7 million, $0.5 million and $0.2 million, respectively. Contributions to the retirement plans have been suspended since May 2002.

Key Employee Retention Program—In December 2002, the Company executed a plan to retain employees under the Key Employee Retention Program (“KERP”). The KERP is a discretionary retention bonus program which pays a stay bonus in three installments, on December 31, 2002, July 1, 2003 and January 1, 2004. The stay bonus is accrued based on the participant’s service as employee to the Company. As of December 31, 2002, DDi Capital and DDi Corp. incurred $1.5 million and $1.7 million, respectively, of expenses for the first installment payment of the stay bonus. These amounts were classified as reorganization expenses (see Note 16). Of the expense recorded, DDi Capital and DDi Corp. had $0.3 million and $0.5 million, respectively, in accrued expenses at December 31, 2002. The maximum remaining committment, dependent on future service and therefore not accrued in the consolidated financial statements, related to each of the remaining installments are estimated to be $1.3 million and $1.5 million for DDi Capital and DDi Corp., respectively.

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Indemnification of Directors and Officers—The Company’s certificate of incorporation provides that it will indemnify its directors and officers to the fullest extent permitted by the Delaware General Corporation Law. The Company has obtained liability insurance for its directors and officers with respect to liability arising out of their capacity or status as directors and officers against expenses (including attorney’s fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with such action, suit or proceeding.

14.    BUSINESS COMBINATIONS

DCI

In July 1998, Dynamic Details consummated the merger with DCI. DCI provided engineering and manufacturing services relating to complex printed circuit boards, backpanel assemblies and electromechanical interconnect devices with operations in California, Texas, Georgia and Massachusetts.

The DCI merger consideration, aggregating approximately $250 million, was allocated to tangible assets (aggregating approximately $65 million) acquired and liabilities assumed (aggregating approximately $30 million), with the remaining merger consideration consisting primarily of identifiable intangible assets, goodwill, and acquired in-process research and development (“in-process R&D”). Goodwill generated in the merger with DCI had an assigned value of approximately $120 million. The Company expensed the portion of merger consideration allocated to in-process R&D in the year ended December 31, 1998. Due to the closure of two facilities in connection with Company’s 2001 restructuring plan (see Note 15), the Company determined that a portion of the DCI goodwill and identifiable intangibles which related to these facilities had a fair value of zero. As a result, the Company recorded an adjustment in 2001 of $25.8 million and $2.6 million to the carrying value of goodwill and identifiable intangibles, respectively. As of December 31, 2001, the accumulated amortization related to this goodwill and identifiable intangibles acquired in the merger with DCI was approximately $57.7 million. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002 and prospectively ceased amortization of goodwill and intangible assets with indefinite lives (see Note 20).

MCM

On April 14, 2000, DDi Corp. completed the acquisition of MCM, a time-critical electronics manufacturing service provider based in the United Kingdom, for a total purchase price of approximately $82 million, excluding acquisition expenses of approximately $4 million, paid in a combination of cash of approximately $10 million, the issuance of 2,230,619 shares of common stock valued at approximately $29 million, the repayment of outstanding indebtedness of MCM of approximately $24 million, and the assumption of approximately $23 million of MCM’s remaining outstanding indebtedness (net of cash acquired of approximately $8 million).

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

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Goodwill generated in the acquisition of MCM has an assigned value of approximately $65 million. As of December 31, 2001, the accumulated amortization related to this goodwill and identifiable intangibles acquired in the acquisition of MCM was approximately $7.2 million. The Company adopted SFAS No. 142 on January 1, 2002 and prospectively ceased amortization of goodwill and intangible assets with indefinite lives (see Note 20).

Automata

On August 4, 2000, Dynamic Details completed the acquisition of substantially all the U.S. assets of Automata, a Virginia-based manufacturer of technologically advanced printed circuit boards for total cash consideration of approximately $19.5 million, plus fees and expenses of $0.5 million.

The total purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of the purchase price was allocated to goodwill and was being amortized over its estimated useful life of 20 years. Goodwill generated in the acquisition of Automata has an assigned value of approximately $3.4 million. As of December 31, 2001, the accumulated amortization related to this goodwill and identifiable intangibles acquired in the acquisition of Automata was approximately $0.2 million. The Company adopted SFAS No. 142 on January 1, 2002 and prospectively ceased amortization of goodwill and intangible assets with indefinite lives (see Note 20).

Golden

On September 15, 2000, Dynamic Details completed the acquisition of the assets of Golden, a Texas-based manufacturer of engineered metal enclosures and provider of value-added assembly services to communications and electronics original equipment manufacturers, for approximately $14.4 million paid in combination of cash of approximately $12.6 million and the assumption of approximately $1.8 million of Golden’s outstanding capital lease liabilities (net of cash acquired of approximately $0.7 million), plus expenses of $0.5 million.

The total purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of the purchase price was allocated to goodwill and was being amortized over its estimated useful life of 20 years. Goodwill generated in the acquisition of Golden has an assigned value of approximately $10.3 million. As of December 31, 2001, the accumulated amortization related to this goodwill and intangibles acquired in the acquisition of Golden was approximately $0.7 million. The Company adopted SFAS No. 142 on January 1, 2002 and prospectively ceased amortization of goodwill and intangible assets with indefinite lives (see Note 20).

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

Goodwill generated in the acquisition of Thomas Walter has an assigned value of approximately  $17.0 million and was being amortized over its estimated useful life of 20 years. The identifiable intangibles

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

consist of developed technologies and assembled workforce. The fair value of the developed technology assets at the date of acquisition was approximately $0.5 million and represents the aggregate fair value of individually identified technologies that were fully developed at the time of acquisition. The assembled workforce asset was assigned a fair value of approximately $0.8 million at the date of acquisition.

As of December 31, 2001, the accumulated amortization related to the goodwill and identifiable intangibles acquired in the acquisition of Thomas Walter was approximately $0.9 million. The Company adopted SFAS No. 142 on January 1, 2002 and prospectively ceased amortization of goodwill and intangible assets with indefinite lives (see Note 20).

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

Olympic Circuits Canada

On May 9, 2001, Dynamic Details completed the acquisition of Olympic, a Canada-based, time-critical electronics manufacturing service provider specializing in quick-turn prototype printed circuit boards for a total cash consideration of approximately $12.8 million plus contingent consideration, of up to $4.5 million based on earnings in each of the three years following the date of acquisition, plus expenses of $0.1 million. As of December 31, 2002, $0.8 million of contingent consideration was earned and paid. This amount was capitalized as additional purchase price.

The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. The excess of the purchase price was allocated to goodwill and was being amortized over its estimated useful life of 20 years. Goodwill generated in the acquisition of Olympic was approximately $10.5 million. As of December 31, 2001, the accumulated amortization related to the goodwill and identifiable intangibles acquired in the acquisition of Olympic was approximately $0.4 million. The Company adopted SFAS No. 142 on January 1, 2002 and prospectively ceased amortization of goodwill and intangible assets with indefinite lives (see Note 20).

Altatron Technology

On June 4, 2001, Dynamic Details completed the acquisition of the assets of Altatron, a Southern California-based provider of value-add assembly services to electronics original equipment manufacturers for a total cash consideration of approximately $4.8 million, plus contingent consideration based on earnings in each of the two years following the date of acquisition. No contingent consideration has been earned or recorded as of December 31, 2002. If contingent consideration is earned and paid, it will be capitalized as additional purchase price.

The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of the transaction. The excess of the purchase price was allocated to goodwill and was being amortized over its estimated useful life of 20 years. Goodwill generated in the acquisition of Altatron has an assigned value of approximately $10.3 million. As of December 31, 2001, the accumulated

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

amortization related to this goodwill and intangibles acquired in the acquisition of Altatron was approximately $0.7 million. The Company adopted SFAS No. 142 on January 1, 2002 and prospectively ceased amortization of goodwill and intangible assets with indefinite lives (see Note 20).

Kamtronics Limited

On October 24, 2002, DDi Europe completed the acquisition of Kamtronics Limited (“Kamtronics”), a market leader in sourcing printed circuit boards for European customers, based in Calne, England, for approximately $4.5 million (consisting of $2.1 million in cash payment and $1.5 million in assumed indebtedness) plus contingent consideration based on earnings in each of the two years following the date of acquisition. No contingent consideration has been earned or recorded as of December 31, 2002. If contingent consideration is earned and paid, it will be capitalized as additional purchase price. The total purchase price has been allocated to underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition.

As the historical financial statements of Kamtronics are not material to the Company’s consolidated financial statements, pro forma financial information has not been presented.

15.    RESTRUCTURING AND OTHER RELATED CHARGES

2001 Charges

In October 2001, management and the Company’s Board of Directors approved a plan to close its Garland, Texas and Marlborough, Massachusetts facilities. In conjunction with the closure of the Garland and Marlborough facilities, DDi Capital and DDi Corp. recorded charges in the fourth quarter of 2001 totaling $79.4 million and $79.8 million, respectively. Of these amounts, $3.7 million represent restructuring related inventory impairments and were therefore reflected as a component of gross profit. The remaining $76.1 million of charges were classified as “Restructuring and other related charges” and consist of $51.4 million relating to impairments of intangibles assets, $15.5 million relating to impairments of net property, plant and equipment, and $8.8 million for DDi Capital and $9.2 million for DDi Corp. in accrued restructuring expenses. The closure of these facilities was effectively completed by June 30, 2002.

The calculated impairment of $15.5 million in net property, plant and equipment was made in accordance with SFAS No. 121, based upon a detailed review of the individual long-lived assets in the closed facilities. Management determined that certain of these assets would be utilized by the Company’s other operations and are not impaired. Most of the assets, however, were determined to be either obsolete or redundant equipment with no residual value, after consideration of estimated disposal costs. Accordingly, these assets were written down to zero value. Further, the Company owns the land and building associated with the Garland facility. The Company intends to market this property for sale subsequent to the completion of the plant closure. Based upon information available at the time, the Company believed proceeds from such sale would likely exceed the net book value of the property plus expected selling costs. As of December 31, 2001, the Company’s consolidated balance sheet reflects the historical cost of the land and building of approximately $6.1 million. Depreciation of the building was discontinued in October 2001. In 2002, an impairment charge was taken to reflect the diminution of the market value of this land and building. At December 31, 2002, the carrying value is approximately $2.5 million.

In connection with the calculation of the impairment of tangible assets described above, the Company determined that the intangibles associated with the facilities to be closed have a fair value of zero. The Company estimated the amount of the impairment by comparing the discounted cash flows expected to be generated from

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

the assets to their carrying value. Of the $51.4 million of restructuring charges relating to the impairment of intangible assets, $23.0 million represents goodwill relating to business transferred from the Company’s former Colorado plant with the remainder representing the portion of the intangibles acquired in conjunction with the merger with DCI (see Note 14) that relate to the Garland and Marlborough facilities. The latter is comprised of $25.8 million of goodwill and $2.6 million of identifiable intangibles (customer relationships and assembled work-force).

2002 Charges

In June 2002, management and the Company’s Board of Directors approved a plan to close its Dallas, Texas and Moorpark facilities and selected design centers and to restructure various European operations. In conjunction with this plan, DDi Capital and DDi Corp. recorded charges in the second quarter of 2002 totaling $17.2 million and $17.9 million, respectively. Of these amounts, $3.4 million for DDi Capital and $3.5 million for DDi Corp. represent restructuring related inventory impairments and were therefore reflected as a component of gross profit. The remaining $13.8 million for DDi Capital and $14.4 million of charges for DDi Corp. were classified as “Restructuring and other related charges.” Such charges consist of $8.2 million for DDi Capital and $8.3 million for DDi Corp. relating to impairments of net property, plant and equipment, and $5.6 million for DDi Capital and $6.1 million for DDi Corp. in accrued restructuring expenses. Such accrued expenses represent $2.6 million for DDi Capital and $3.0 million for DDi Corp. in severance and related expenses associated with the involuntary termination of the 138 staff and management employees from the plant closures, and $3.0 million for DDi Capital and $3.1 million for DDi Corp. in other exit cost. The closure of the facilities was effectively complete by December 31, 2002.

In September 2002, management and the Company’s Board of Directors approved a plan to write-down unutilized assets, streamline certain manufacturing facilities, and eliminate certain sales offices, including the office based in Tokyo, Japan. In conjunction with this plan, DDi Capital and DDi Corp. recorded charges in the third quarter of 2002 totaling $8.7 million and $9.1 million, respectively, which were classified as “Restructuring and other related charges.” Such charges consist of $7.1 million for DDi Capital and $7.5 million for DDi Corp. relating to impairments of net property, plant and equipment, and $1.6 million in accrued restructuring expenses. Such accrued restructuring expenses represent $1.0 million in estimated facilities closure costs such as minimum lease payments through the scheduled maturities of the non-cancelable real property operating leases and the estimated costs of readying facilities for lease or sale and $0.6 million in other exit costs. The streamlining and closure of the facilities was effectively complete by December 31, 2002.

In December 2002, DDi implemented further restructuring initiatives to scale down its Anaheim, California facility, resulting in restructuring charges of $2.7 million and $3.1 million for DDi Capital and DDi Corp., respectively. Such charges consist of $0.5 million relating to impairment of net property, plant and equipment, $1.6 million in accrued restructuring expenses and $0.5 million and $0.9 million in severance and other exit costs for DDi Capital and DDi Corp., respectively. Of the amount of restructuring expenses accrued, $1.1 million was related to severance costs associated with the involuntary termination of 153 staff and management employees and $0.5 million was related to other exit costs.

During 2002, DDi Capital and DDi Corp. recorded impairments in net property, plant and equipment aggregating $15.8 million and $16.3 million, respectively. These calculated impairments were made in accordance with SFAS No. 144, based upon a detailed review of the individual long-lived assets in the closed facilities. These assets were determined to be obsolete or redundant equipment with no residual value, after consideration of estimated disposal costs. Accordingly, these assets were written down to zero value.

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

16.    REORGANIZATION EXPENSES

During the fourth quarter of 2002, the Company initiated plans to restructure debt and retain employees. These efforts resulted in reorganization charges of $2.1 million and $2.3 million in DDi Capital and DDi Corp., respectively. Of these amounts, $0.6 million is related to professional fees and $1.5 million and $1.7 million for DDi Capital and DDi Corp., respectively is related to personnel retention costs under the Dynamic Details Key Employee Retention Program (“KERP”) (see Note 13) of which $0.3 million and $0.5 million for DDi Capital and DDi Corp., respectively, is included in accrued expenses at December 31, 2002.

17.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended December 31, 2000		Year Ended December 31, 2001		Year Ended December 31, 2002
	DDi Capital	DDi Corp.	DDi Capital	DDi Corp.	DDi Capital	DDi Corp.
CASH PAYMENTS FOR:
Income taxes	$17,461	$21,294	$3,965	$6,906	$631	$650

Interest	$31,583	$44,992	$857	$6,301	$743	$8,609

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity issued in mergers and acquisitions (see Note 14)	$—	$29,062	$—	$—	$—	$—

Capital lease obligations incurred for acquisition of property and equipment	$—	$—	$—	$—	$—	$623

18.    RELATED PARTY TRANSACTIONS

The Company leases a facility used for engineering and assembly from D&D Tarob Properties, LLC (“D&D”), an entity owned or controlled by the Company’s former Chairman and Director. During the years ended December 31, 2001 and 2002, the Company paid $0.5 million and $0.7 million, respectively to D&D under this lease agreement.

On June 1, 2000, in connection with the exercise of certain options, the Company accepted as payment from a certain executive officer purchasing such shares, a note in the amount of $0.1 million bearing interest at a rate of 6.46% per annum, compounded quarterly. The note was repaid in January 2002.

On November 30, 2001, pursuant to the terms of a Secured Promissory Note and Pledge Agreement, the Company loaned a certain executive officer a note in the amount of $0.6 million bearing interest at a rate of 2.7% per annum, compounded quarterly. The note is collateralized by shares of the Company’s common stock.

19.    PUBLIC OFFERINGS

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

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

On October 16, 2000, the Company and some of its shareholders completed a follow-on public offering of 6,000,000 shares of the Company’s common stock, with 4,608,121 shares issued by the Company and the remainder sold by selling shareholders. The shares were sold at $27.875 per share, generating proceeds to the Company of $122.0 million, net of underwriting discounts and commissions. The net proceeds were used to redeem all outstanding Intermediate senior discount notes aggregating $17.5 million in principal amount, pay associated redemption premiums of $3.6 million and accrued and unpaid interest thereon of $5.2 million, repurchase a portion of the Capital Senior Discount Notes, with an accreted balance of $36.5 million, for $37.6 million and pay offering expenses. The remaining net proceeds of approximately $58.1 million were used for general corporate purposes, including potential future acquisitions.

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

20.    GOODWILL AND INTANGIBLES

On January 1, 2002, the Company adopted SFAS Nos. 141 and 142. SFAS No. 141 “Business Combinations” requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 142 “Goodwill and Other Intangible Assets” establishes that goodwill and certain intangible assets will not be amortized and the amortization period of certain intangible assets will no longer be limited to forty years. In addition, SFAS No. 142 requires that goodwill and intangible assets that are not amortized be tested for impairment at least annually. The Company will complete its annual impairment test in the fourth quarter of its fiscal year.

In adopting these pronouncements, the Company evaluated its identifiable intangible assets for recognition apart from goodwill. At the date of adoption, identifiable intangible assets consisted of developed technologies, assembled workforce and customer relationships. Such assets were deemed to be inseparable from goodwill. Accordingly, the balances of these intangible assets at January 1, 2002, with an aggregate net carrying amount of $45.6 million (consisting of a gross cost of $90.8 million and associated accumulated amortization of $45.2 million), were reclassified to goodwill. In addition, the Company reclassified approximately $16.6 million of deferred tax liabilities associated with these intangible assets to goodwill. In accordance with SFAS No. 142, as of the date of adoption, the Company prospectively ceased amortization of goodwill and instead conducts periodic tests of impairment.

The Company operates in one reportable segment (see Note 2). The Company separately monitors the financial performance of its North American and European operations. Further, each of these operations generally serves a distinct customer base. Based upon these facts, the Company considers the North American and European operations its reporting units for the assignment of goodwill. The Company’s European operations consist of entities acquired in conjunction with the MCM purchase transaction in 2000, the Thomas Walter purchase transaction in 2001 and the Kamtronics purchase transaction in 2002. The amount of goodwill

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

attributable to the European operations was the amount generated in the purchase transactions, net of related amortization through December 31, 2001 and the associated reclassifications of deferred tax liabilities to goodwill. All other goodwill is related to the Company’s North American operations.

Based on the Company’s initial transition impairment testing during the first quarter of 2002, no impairment was recognized. Due to a continued stock price decline during both the second and third quarters of 2002, tests of impairment were performed in each of these quarters. The analyses indicated that the book value of goodwill during each quarter was in excess of its fair value, as determined by the Company’s market capitalization. After assessing the goodwill impairment at a reporting unit level, the Company calculated and recorded goodwill impairment charges of $45.0 million and $7.0 million, respectively, for DDi Capital and $60.0 million and $12.0 million, respectively, for DDi Corp. in the quarters ended June 30 and September 30, 2002, respectively. Due to evolving financial and other factors affecting the Company’s business, primarily the Company’s recent discussions with its senior lenders, convertible subordinated noteholders and other stakeholders, and based on business valuations that indicated the book value of goodwill was in excess of its fair value at December 31, 2002, the Company calculated and recorded goodwill impairment charges during the fourth quarter of 2002 of $76.7 million and $127.0 million for DDi Capital and DDi Corp., respectively.

SFAS No. 142 requires a second step analysis whenever a reporting unit’s book value exceeds its estimated fair value. This analysis requires the Company to estimate the fair value of the reporting unit’s individual assets and liabilities to complete the analysis of goodwill as of December 31, 2002. The Company expects to complete this analysis in the quarter ending June 30, 2003 to determine if any adjustments to the estimated goodwill impairment charges recorded are necessary.

Goodwill for each reporting unit of DDi Corp. is as follows (in thousands):

December 31, 2002
North America	$—
Europe	13,982

Total	$13,982

Goodwill for DDi Capital as of December 31, 2002 consists entirely of North American goodwill which has no value as of December 31, 2002.

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

The following table shows, on a pro-forma basis, what net income (loss) and earnings per share would have been for the years ended December 31, 2000 and 2001 if the new accounting standards had been applied beginning January 1, 2000 and if diluted shares were used to calculate pro forma net income (loss) (in thousands):

	DDi Capital
	Year Ended December 31, 2000	Year Ended December 31, 2001
Net income (loss), as reported	$23,192	$(85,002)
Add back: goodwill and intangibles amortization, net of tax effect	14,803	18,230

Pro forma net income (loss)	$37,995	$(66,772)

	DDi Corp.
	Year Ended December 31, 2000	Year Ended December 31, 2001
Net income (loss), as reported	$15,848	$(85,050)
Add back: goodwill and intangibles amortization, net of tax effect	13,914	18,462

Pro forma net income (loss)	$29,762	$(66,588)

Net income (loss) per share, as reported—basic	$0.50	$(1.79)
Add back: goodwill and intangibles amortization, net of tax effect	0.44	0.39

Pro forma net income (loss) per share—basic	$0.94	$(1.40)

Net income (loss) per share, as reported—diluted	$0.47	$(1.79)
Add back: goodwill and intangibles amortization, net of tax effect	0.42	0.39

Pro forma net income (loss) per share—diluted	$0.89	$(1.40)

Weighted average shares used to compute net income (loss) per share:
Basic	31,781,536	47,381,516

Diluted	33,520,447	47,381,516

21.    NET INTEREST EXPENSE

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.” Among other matters, SFAS No. 145 rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” will be used to classify those gains and losses.

The Company adopted SFAS No. 145 in the beginning of the second quarter of 2002. As a result of the adoption of this pronouncement, the Company accounted for the impact of the early extinguishment of debt as a component of net interest expense in the accompanying consolidated statements of operations. In accordance with SFAS No. 145, the Company has reclassified certain costs incurred in 2001 and 2000 that were previously classified as extraordinary items, net of related income taxes. Such reclassifications had no effect upon net loss,

DDi CORP. AND DDi CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

but resulted in an increase of $19.6 million and $10.6 million to reported interest expense in 2001 and 2000, respectively. Such reclassifications also resulted in an increase of $7.6 million to reported income tax benefit in 2001 and a decrease of $4.2 million to reported income tax expense in 2000.

22.    SUBSEQUENT EVENT

On February 26, 2003, and as amended on March 25, 2003, the Company entered into a forbearance agreement with its Senior Credit Facility lenders which provides that they will refrain from exercising any rights or remedies in respect of the Company’s failure to comply with its financial covenants and certain contemplated future defaults. The term of the forbearance agreement expires March 31, 2003, but may be extended until May 9, 2003 if the Company obtains forbearance agreements from holders of the DDi Corp. 5.25% Convertible Subordinated Notes and the DDi Corp. 6.25% Convertible Subordinated Notes.

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II—VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

DDi CORP.

	Balance at beginning of year	Charged to income	Increase attributable to acquisitions	Deductions	Balance at end of year
Allowance for Doubtful Accounts
Year ended December 31, 2000	$1,584	$12,462	$1,445	$(2,614)	$12,877
Year ended December 31, 2001	$12,877	$131	$469	$(8,476)	$5,001
Year ended December 31, 2002	$5,001	$612	$105	$(3,618)	$2,100

DDi CAPITAL CORP.

	Balance at beginning of year	Charged to income	Increase attributable to acquisitions	Deductions	Balance at end of year
Allowance for Doubtful Accounts
Year ended December 31, 2000	$1,584	$12,122	$621	$(2,453)	$11,874
Year ended December 31, 2001	$11,874	$79	$371	$(8,047)	$4,277
Year ended December 31, 2002	$4,277	$690	—	$(3,526)	$1,441