Form 10-Q
period 2003-03-31
DDI CAPITAL CORP/DYNAMIC DETAILS INC; DDI CORP
filed 2003-05-15
CIK 1050119, 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

As of May 5, 2003, all of the voting stock of DDi Capital Corp. was held by DDi Intermediate Holdings Corp., and all of the voting stock of DDi Intermediate Holdings Corp. was held by DDi Corp.

As of May 5, 2003, DDi Corp. had 49,214,691 shares of common stock, par value $0.01 per share, outstanding and DDi Capital Corp. had 1,000 shares of common stock, par value $0.01 per share, outstanding.

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

DDi CORP.

DDi CAPITAL CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from our actual future experience involving any one or more of such matters and subject areas. The Company cautions readers that all statements other than statements of historical facts included in this quarterly report on Form 10-Q regarding our financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (a) our ability to modify, restructure or replace our substantial debt in such a manner for us to continue as a going concern; (b) our ability to obtain waivers with respect to or otherwise rectify the current defaults in one or more of our credit agreements in a manner which would allow us to continue as a going concern; (c) our ability to successfully restructure our operations to reduce operating losses; (d) our credit ratings with Standard & Poor’s and Moody’s; (e) changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; (f) our ability to sustain historical margins as the industry develops; (g) increased competition; (h) increased costs; (i) our ability to retain key members of management; (j) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and (i) other factors identified from time to time in our filings with the SEC. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experiences to differ from our current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, our business and results of operations are subject to the risks and uncertainties described herein in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Factors That May Affect Future Results,” however, the operations and results of our business also may be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time-to-time in our registration statements and periodic reports filed with the Securities and Exchange Commission. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

Item 1.     Financial Statements

DDi CAPITAL CORP. AND DDi CORP.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	DDi Capital		DDi Corp.
	March 31, 2003	December 31, 2002	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$16,406	$28,145	$16,407	$28,934
Marketable securities—available for sale	140	115	140	115
Cash, cash equivalents and marketable securities—restricted	9,392	6,250	9,392	6,250
Accounts receivable, net	26,303	28,013	40,715	41,986
Inventories	15,277	16,988	26,590	28,240
Prepaid expenses and other	4,332	2,674	5,959	3,963

Total current assets	71,850	82,185	99,203	109,488
Property, plant and equipment, net	53,291	54,301	80,463	83,139
Debt issuance costs, net	3,086	3,524	9,343	10,141
Goodwill	—	—	13,023	13,982
Cash, cash equivalents and marketable securities—restricted	—	3,142	—	3,142
Other	880	1,242	937	1,300

Total assets	$129,107	$144,394	$202,969	$221,192

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$83,501	$70,054	$288,504	$275,137
Revolving credit facilities	—	—	8,425	4,246
Accounts payable	11,715	14,062	25,370	27,457
Accrued expenses and other	18,598	15,553	31,843	28,093
Income taxes payable	373	235	47	68

Total current liabilities	114,187	99,904	354,189	335,001
Long-term debt and capital lease obligations	2,409	18,846	20,416	38,509
Deferred income tax liability	243	226	1,736	2,464
Notes payable and other	4,740	9,078	4,740	9,078

Total liabilities	121,579	128,054	381,081	385,052

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, additional paid-in-capital and other	628,483	628,951	542,271	542,266
Accumulated other comprehensive loss	(5,165)	(5,739)	(3,641)	(3,215)
Stockholder receivables	—	—	(622)	(618)
Accumulated deficit	(615,790)	(606,872)	(716,120)	(702,293)

Total stockholders’ equity (deficit)	7,528	16,340	(178,112)	(163,860)

Total liabilities and stockholders’ equity (deficit)	$129,107	$144,394	$202,969	$221,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP. AND DDi CORP.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	DDi Capital		DDi Corp.
	Three Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002
Net sales	$41,139	$46,981	$61,661	$62,488
Cost of sales	38,000	42,181	57,198	56,159

Gross profit	3,139	4,800	4,463	6,329
Operating expenses:
Sales and marketing	3,886	5,760	4,555	6,224
General and administration	2,245	2,981	4,108	4,340
Restructuring and other related charges	419	—	497	—
Reorganization expenses	2,699	—	3,330	—

Operating loss	(6,110)	(3,941)	(8,027)	(4,235)
Interest expense (net) and other expense (net)	2,564	3,472	6,267	5,399

Loss before income taxes	(8,674)	(7,413)	(14,294)	(9,634)
Income tax benefit (expense)	(244)	2,855	467	3,708

Net loss	$(8,918)	$(4,558)	$(13,827)	$(5,926)

Net loss per share—basic and diluted			$(0.28)	$(0.12)

Weighted average shares used to compute loss per share:				$(0.12)
Basic and diluted			49,214,691	47,972,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP. AND DDi CORP.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	DDi Capital		DDi Corp.
	Three Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002
Net loss	$(8,918)	$(4,558)	$(13,827)	$(5,926)
Other comprehensive loss:
Foreign currency translation adjustments	288	(22)	(712)	(1,552)
Unrealized net gain (loss) on interest rate swaps, net of income tax effect	291	(1,141)	291	(1,137)
Unrealized holding loss on marketable securities—available for sale	(5)	(32)	(5)	(33)

Comprehensive loss	$(8,344)	$(5,753)	$(14,253)	$(8,648)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP. AND DDi CORP.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	DDi Capital		DDi Corp.
	Three Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(6,831)	$5,611	$(10,447)	$765

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,855)	(3,260)	(2,003)	(3,914)
Proceeds from sale of fixed assets	12	—	20	—
Purchases of marketable securities	(30)	—	(30)	(1,848)
Proceeds from sales of marketable securities	—	6,241	—	6,247
Acquisition related expenditures, net	—	248	—	34

Net cash provided by (used in) investing activities	(1,873)	3,229	(2,013)	519

Cash flows from financing activities:
Net principal payments on long-term debt	(2,621)	(12,616)	(3,808)	(12,616)
Net borrowings on DDi Europe Facilities Agreement	—	—	4,314	1,981
Payments on other notes payable	—	(74)	—	(74)
Principal payments on capital lease obligations	(370)	(410)	(469)	(618)
Capital contribution from Parent, net	50	(3,999)	—	—
Repayment of stockholder receivable	—	—	—	110
Payment of pro-rata portion of deferred swap liability	—	(620)	—	(620)
Issuance of common stock through Employee Stock Purchase Plan	—	—	4	3
Proceeds from exercise of stock options	—	—	—	99

Net cash provided by (used in) financing activities	(2,941)	(17,719)	41	(11,735)

Effect of exchange rate changes on cash	(94)	10	(108)	26

Net decrease in cash and cash equivalents	(11,739)	(8,869)	(12,527)	(10,425)
Cash and cash equivalents, beginning of year	28,145	17,569	28,934	23,629

Cash and cash equivalents, end of period	$16,406	$8,700	$16,407	$13,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP. AND DDi CORP.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

Supplemental disclosure of cash flow information:

Non-cash operating activities:

During the three months ended March 31, 2003, depreciation expense was approximately $3.4 million for DDi Capital and approximately $4.7 million for DDi Corp and non-cash restructuring and reorganization charges were approximately $1.0 million for DDi Capital and $1.0 million for DDi Corp.

During the three months ended March 31, 2002, depreciation expense was approximately $4.2 million for DDi Capital and approximately $5.4 million for DDi Corp.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP. AND DDi CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements for DDi Corp. (“DDi Corp.”) include the accounts of its wholly-owned subsidiaries, DDi Intermediate Holdings Corp. (“Intermediate”) and DDi Europe Limited (“DDi Europe” f/k/a MCM Electronics Limited (“MCM”)) and the direct and indirect subsidiaries of Intermediate. The unaudited condensed consolidated financial statements for DDi Capital Corp. (“DDi Capital”), a wholly-owned subsidiary of Intermediate, include the accounts of its wholly-owned subsidiary Dynamic Details, Incorporated and its subsidiaries (“Dynamic Details”). Collectively, DDi Corp. and its subsidiaries are referred to as the “Company.”

The unaudited condensed consolidated financial statements of DDi Corp. include the results of Kamtronics Limited (“Kamtronics”) commencing October 24, 2002, the date of the acquisition of Kamtronics assets (see Note 8). All intercompany transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of DDi Capital and DDi Corp. as of March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

This report on Form 10-Q for the quarter ended March 31, 2003 should be read in conjunction with the audited financial statements presented in the DDi Capital Corp.’s and DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002.

Continued Existence

The accompanying financial statements have been prepared assuming the Company will continue as a going-concern.

The Company has incurred losses of approximately $13.8 million for the quarter ended March 31, 2003, and at March 31, 2003 has negative working capital of approximately $254.9 million, attributable to the classification of approximately $282.0 million of debt as current liabilities, and has a stockholders’ deficit of approximately $178.1 million. The Company is in default on its Senior Credit Facility and its 5.25% and 6.25% Convertible Subordinated Notes and expects to be in default on its Capital Senior Discount Notes (see Note 3). In addition to seeking resolution to the default status of the Senior Credit Facility and 5.25% and 6.25% Convertible Subordinated Notes, management is currently pursuing debt restructuring. There can be no assurance that the Company will be able to restructure its debt or that the Company will have sufficient working capital to fund future operations. If the Company is not able to deleverage its debt or improve working capital, it may be required to significantly curtail or cease its operating activities and/or its creditors could take legal action to enforce their claims, including forcing the Company into bankruptcy. Alternatively, the Company could seek protection under the bankruptcy laws. No adjustments have been made to the accompanying financial statements for these uncertainties.

Nature of Business

The Company provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other providers of electronics manufacturing services. The Company serves approximately 2,000 customers in the communications, networking, computer, medical, automotive industrial and aerospace industries.

DDi CAPITAL CORP. AND DDi CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.    INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

	DDi Capital		DDi Corp.
	March 31, 2003	December 31, 2002	March 31, 2003	December 31, 2002
Raw materials	$8,248	$8,964	$14,012	$15,376
Work-in-process	4,934	5,759	8,364	8,536
Finished goods	2,095	2,265	4,214	4,328

Total	$15,277	$16,988	$26,590	$28,240

NOTE 3.    LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	DDi Capital		DDi Corp.
	March 31, 2003	December 31, 2002	March 31, 2003	December 31, 2002
Senior Term Facility (a)	$65,925	$68,545	$65,925	$68,545
5.25% Convertible Subordinated Notes	—	—	100,000	100,000
6.25% Convertible Subordinated Notes	—	—	100,000	100,000
12.5% Capital Senior Discount Notes	16,090	16,090	16,090	16,090
DDi Europe Facilities Agreement (b)	—	—	22,519	24,146
Capital lease obligations	3,895	4,265	4,386	4,865

Sub-total	85,910	88,900	308,920	313,646
Less current maturities	(83,501)	(70,054)	(288,504)	(275,137)

Total	$2,409	$18,846	$20,416	$38,509

(a)	The Senior Term Facility, together with the Revolving Credit Facility, comprise the Senior Credit Facility. Interest rates are LIBOR-based. The effective interest rate, after giving effect to the interest rate swap agreement, as of March 31, 2003, was 10.43%.
(b)	Interest rates are LIBOR-based. The effective interest rate as of March 31, 2003, was 5.16%.

Senior Credit Facility

In connection with the merger with Dynamic Circuits, Inc. (“DCI”), Dynamic Details entered into an agreement with a co-syndication of banks, including JPMorgan Chase Bank (formerly Chase Manhattan Bank, N.A.) and Bankers Trust Company. Borrowings under this agreement consist of a senior term facility (the “Senior Term Facility”) and a revolving credit facility (collectively, the “Senior Credit Facility”). The Senior Credit Facility is jointly and severally guaranteed by Intermediate and DDi Capital, and is collateralized by a pledge of substantially all of the capital stock of Dynamic Details and certain of its subsidiaries. The Senior Credit Facility expires in April 2005. Under the terms of this agreement, Dynamic Details must comply with certain restrictive covenants, which include the requirement that Dynamic Details meet certain financial tests. The Company’s financial performance in the fourth quarter of 2002 resulted in covenant defaults under the Senior Credit Facility, specifically related to minimum EBITDA requirements for that quarter and continuing liquidity requirements since December 31, 2002. The Company entered into a forbearance agreement with its Senior Credit Facility lenders which provided that they will refrain from exercising any rights or remedies in respect of the Company’s failure to comply with its financial covenants and certain contemplated future defaults. The term of the forbearance agreement expired March 31, 2003. As there are currently no arrangements in place to extend the forbearance period the Company has classified approximately $65.9 million and $68.5 million, respectively, of indebtedness relating to the Senior Credit Facility as current liabilities at March 31, 2003 and December 31, 2002. In the event the Company is unable to enter into satisfactory arrangements with the Senior Credit Facility lenders, the lenders could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable. In addition, Dynamic Details is restricted from making

DDi CAPITAL CORP. AND DDi CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

certain payments, including dividend payments to its corporate parents, which in turn has the effect of prohibiting the payment of dividends to DDi Corp.’s stockholders.

5.25% and 6.25% Convertible Subordinated Notes

As a result of the default on the Senior Credit Facility, the Company was not permitted to pay the interest obligations under the 5.25% Convertible Subordinated Notes on March 1, 2003 and the 6.25% Convertible Subordinated Notes on April 1, 2003. Since the Company failed to make such interest payments within 30 days of their due date the Company is currently in default under the 5.25% and 6.25% Convertible Subordinated Notes. Accordingly, the convertible subordinated noteholders could declare all principal and accrued interest under the 5.25% and 6.25% Convertible Subordinated Notes due and payable. The Company’s current expectation is that the 5.25% and 6.25% Convertible Subordinated Notes will not be repaid in accordance with their stated terms. As a result, the Company classified this debt as current liabilities at March 31, 2003 and December 31, 2002.

Capital Senior Discount Notes

As a result of the ongoing debt restructuring efforts, the Company does not expect to pay the interest obligations due on May 15, 2003 under the Capital Senior Discount Notes. Failure to make such interest payments within 30 days of their due date will amount to a default. The Company’s current expectation is that the Capital Senior Discount Notes will not be repaid in accordance with their stated terms. As a result, the Company has classified this debt as current at March 31, 2003.

NOTE 4.    DERIVATIVES

The Company’s interest rate swap agreement represented an effective cash flow hedge of the variable rate of interest (1-month LIBOR) paid under the Senior Term Facility, mitigating exposure to increases in interest rates related to this debt. Since the Senior Term Facility has been classified as a current liability, the fair value of the interest rate swap agreement in effect at March 31, 2003 is included in current liabilities in the condensed consolidated balance sheets.

On April 25, 2003, pursuant to notification by the counter-party of their intent to exercise their right to terminate the interest rate swap agreement associated with the Senior Credit Facility, the agreement was terminated (see Note 14).

NOTE 5.    EARNINGS PER SHARE

Basic and diluted earnings per share—SFAS No. 128 “Earnings Per Share” requires DDi Corp. to report both basic net income (loss) per share, which is based on the weighted average number of common shares outstanding and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

For the three months ended March 31, 2003 and 2002, 12,634,670 and 12,578,639, respectively, potentially dilutive shares from the exercise of stock options and warrants and the conversion of the convertible subordinated debt were not included in diluted earnings per share because to do so would be anti-dilutive.

NOTE 6.    STOCK OPTIONS

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for all fiscal years and interim periods ending after December 15, 2002 and is therefore effective for us beginning with this quarter. Because the Company has not at this time elected to voluntarily adopt the SFAS 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS 148 do not have an impact on the consolidated financial position or results of operations.

There is no compensation expense for stock based employee compensation in the condensed consolidated financial statements for the three months ended March 31, 2003 or 2002. The Company uses the intrinsic value method prescribed

DDi CAPITAL CORP. AND DDi CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for employee stock options and other stock-based compensation. Under this method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

The Company determined its pro forma results below using the alternate fair value method of accounting for stock-based compensation prescribed by SFAS No. 123. The fair value of each option grant is estimated at the date of grant using the Black-Sholes option pricing model and recognized over the vesting period, generally four years. Pricing model assumptions included an expected term of four years; and a risk-free interest rate, dividend yield, and volatility assumptions consistent with the expected term and particular grant date. Had compensation cost for all stock-based compensation plans been determined consistent with SFAS No. 123, DDi Corp.’s net loss and net loss per share would have been the following (amounts in millions, except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss:
As Reported	$(13.8)	$(5.9)
Pro Forma	$(16.6)	$(8.6)
Net loss per share—basic and diluted:
As Reported	$(0.28)	$(0.12)
Pro Forma	$(0.34)	$(0.18)

NOTE 7.    PRIVATE OFFERING

On April 2, 2002, DDi Corp. completed its private offering of $100.0 million aggregate principal amount of 6.25% Convertible Subordinated Notes due April 1, 2007. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.04 per share, subject to certain adjustments. These notes generated proceeds of $95.8 million, net of underwriting discounts. Approximately $47.9 million of the net proceeds from the sale were used to repay a portion of the Dynamic Details Senior Term Facility, $12.5 million was placed in a restricted account and the remainder has been and is being used for working capital and general corporate purposes.

NOTE 8.    ACQUISITION OF KAMTRONICS LIMITED

On October 24, 2002, DDi Europe completed the acquisition of Kamtronics Limited (“Kamtronics”), a market leader in sourcing printed circuit boards for European customers, based in Calne, England, for approximately $4.2 million plus contingent consideration based on earnings in each of the two years following the date of acquisition. No contingent consideration has been earned or recorded as of March 31, 2003. If contingent consideration is earned and paid, it will be capitalized as additional purchase price. The total purchase price has been allocated to underlying assets acquired and liabilities assumed based upon their respective fair market value at the date of acquisition.

As the historical financial statements of Kamtronics are not material to the Company’s consolidated financial statements, pro forma financial information has not been presented.

NOTE 9.    SEGMENT REPORTING

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

The Company’s chief operating decision maker is the Chief Executive Officer. Based on the evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment which designs, develops, manufactures, assembles and tests complex printed circuit boards, back panels and related electronic products. The Company operates in two geographical areas, domestic (U.S.A.) and international. Revenues are attributed to the country

DDi CAPITAL CORP. AND DDi CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to which the product is sold. Revenues by product and service are not reported as it is impracticable to do so. During the three months ended March 31, 2003 and 2002, respectively, there were no material assets in or revenues realized from any individual foreign country.

The following summarizes net sales for DDi Corp. by geographic area (in thousands):

	Three Months Ended March 31,
	2003	2002
Net sales:
Domestic	$35,817	$44,739
Europe	22,794	15,980
Other	3,050	1,769

Total	$61,661	$62,488

Net sales by geographic area for DDi Capital for the three months ended March 31, 2003 and 2002 were the same as DDi Corp. except the sales to Europe were $0.2 million and $0.5 million for the three months ended March 31, 2003 and 2002, respectively.

The following summarizes long-lived assets for DDi Corp. by geographic area (in thousands):

	March 31, 2003	December 31, 2002
Long-lived assets:
Domestic	$59,699	$65,173
International	44,067	46,531

Total	$103,766	$111,704

Long-lived assets for DDi Capital as of March 31, 2003 and December 31, 2002 consist of $53,442 and $58,556, respectively, in domestic long-lived assets and $3,815 and $3,653, respectively, in international long-lived assets.

NOTE 10.    GOODWILL AND INTANGIBLES

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

The Company operates in one reportable segment (see Note 9). The Company separately monitors the financial performance of its North American and European operations. Further, each of these operations generally serves a distinct customer base. Based upon these facts, the Company considers the North American and European operations its reporting units for the assignment of goodwill. The Company’s European operations consist of entities acquired in conjunction with the MCM Electronics purchase transaction in 2000; the Thomas Walter purchase transaction in 2001 and the Kamtronics purchase transaction in 2002. The amount of goodwill attributable to the European operations was the amount generated in the purchase transactions, net of related amortization through December 31, 2001 and the associated reclassifications of

DDi CAPITAL CORP. AND DDi CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

deferred tax liabilities to goodwill. All other goodwill is related to the Company’s North American operations.

Based on the Company’s initial transition impairment testing during the first quarter of 2002, no impairment was recognized. However, due to a continued stock price decline during both the second and third quarters of 2002, tests of impairment were performed in each of these quarters. The analyses indicated that the book value of goodwill during each quarter was in excess of its fair value, as determined by the Company’s market capitalization. After assessing the goodwill impairment at a reporting unit level, the Company calculated and recorded goodwill impairment charges of $45.0 million and $7.0 million, respectively, for DDi Capital and $60.0 million and $12.0 million, respectively, for DDi Corp. in the quarters ended June 30 and September 30, 2002, respectively. In addition, due to evolving financial factors affecting the Company’s business, primarily the Company’s recent discussions with its senior lenders, convertible subordinated noteholders and other stakeholders, and based on business valuations that indicated the book value of goodwill was in excess of its fair value at December 31, 2002, the Company calculated and recorded goodwill impairment charges during the fourth quarter of 2002 of $76.7 million and $127.0 million for DDi Capital and DDi Corp., respectively.

SFAS No. 142 requires a second step analysis whenever a reporting unit’s book value exceeds its estimated fair value. This analysis requires the Company to estimate the fair value of the reporting unit’s individual assets and liabilities to complete this analysis to determine if any adjustments to the estimated goodwill impairment charges recorded are necessary. The Company expects to complete this analysis in the quarter ending September 30, 2003.

Goodwill for DDi Corp. is $13.0 million and $14.0 million as of March 31, 2003 and December 31, 2002, respectively, which represents the goodwill of DDi Europe. Goodwill for DDi Capital consists entirely of North American goodwill which had no value as of March 31, 2003 and December 31, 2002.

NOTE 11.    RESTRUCTURING AND OTHER RELATED CHARGES

In 2001, management and the Company’s Board of Directors approved a plan to close its Garland, Texas and Marlborough, Massachusetts facilities. In 2002, management and the Company’s Board of Directors approved a plan to close its Dallas, Texas and Moorpark facilities and selected design centers and to restructure various European operations. The closure of all of these facilities was effectively complete by December 31, 2002. In addition to the facility closures during 2002, management and the Company’s Board of Directors also approved a plan to write-down unutilized assets, streamline certain manufacturing facilities, eliminate certain sales offices, including the office based in Tokyo, and to scale down its Anaheim, California facility.

In the first quarter of 2003, DDi Capital and DDi Corp. recorded charges totaling $0.4 million and $0.5 million, respectively, which were classified as “Restructuring and other related charges.” Such charges primarily represent revision of estimates from previously recorded restructuring charges and consist of $0.2 million in accrued restructuring expenses and $0.2 million and $0.3 million in severance and other exit costs for DDi Capital and DDi Corp., respectively. The accrued restructuring expenses of $0.2 million relate to other exit costs for both DDi Capital and DDi Corp.

Total accrued restructuring expenses at March 31, 2003 were $4.3 million for DDi Capital and $4.5 million for DDi Corp. These accrued restructuring expenses represented $3.1 million for DDi Capital and $3.2 million for DDi Corp. in estimated facilities closure costs, $1.0 million for DDi Capital and $1.1 million for DDi Corp. in severance and related expenses and $0.2 million in other exit costs.

NOTE 12.    REORGANIZATION EXPENSES

During the fourth quarter of 2002, the Company initiated plans to restructure debt and retain employees. These efforts resulted in reorganization charges of $2.7 million and $3.3 million in DDi Capital and DDi Corp., respectively, for the quarter ended March 31, 2003. Of these amounts, $2.0 million is related to professional fees and $0.7 million and $1.3 million for DDi Capital and DDi Corp., respectively, is related to personnel retention costs under the Dynamic Details Key Employee Retention Program (“KERP”) of which $0.7 million and $0.8 million for DDi Capital and DDi Corp., respectively, is included in accrued expenses at March 31, 2003. The maximum remaining commitment as of March 31, 2003, dependent on future service and therefore not accrued in the consolidated financial statements, related to each of the remaining installment payment under the KERP are estimated to be $0.6 million and $0.7 million for DDi Capital and DDi Corp., respectively.

DDi CAPITAL CORP. AND DDi CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.    COMPREHENSIVE LOSS

SFAS No. 130 “Reporting Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive loss includes unrealized holding gains and losses and other items that have previously been excluded from net loss and reflected instead in stockholders’ equity. Comprehensive loss for DDi Capital and DDi Corp. consists of net loss plus the effect of foreign currency translation adjustments, unrealized holding losses on marketable securities classified as available-for-sale and unrealized net gains (losses) on interest rate swaps and related unrealized net tax impact.

NOTE 14.    SUBSEQUENT EVENTS

On April 16, 2003, the Company sold certain assets of its Dallas-based electronic enclosure operations for $0.5 million in cash and subsequently paid-off all of the outstanding lease obligations of $0.8 million. The Company expects that this transaction will not have a material impact on the Company’s financial position or results of operations.

On April 25, 2003, pursuant to notification by the counter-party of their intent to exercise their right to terminate the interest rate swap agreement associated with the Senior Credit Facility, the agreement was terminated at a cost of $5.8 million which represented the fair market value of the liability at termination. As of the date of this filing, the Company has not paid the outstanding liability. This obligation ranks pari passu with the Senior Credit Facility. The Company is currently negotiating with the lenders under the Senior Credit Facility and the swap counter-party for a comprehensive financial restructuring of its financial instruments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

DDi Corp. provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other electronics manufacturing service providers. Operating through our primary operating subsidiaries, DDi Europe Limited (“DDi Europe”) and Dynamic Details, Incorporated (“Dynamic Details”), we target customers that are characterized by new product development programs demanding the rapid application of advanced technology and design.

As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries, including DDi Capital Corp. (“DDi Capital”), DDi Europe and Dynamic Details.

This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Capital Corp.’s and DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Net Sales

DDi Capital net sales decreased $5.8 million (12%) to $41.1 million for the three months ended March 31, 2003, from $46.9 million for the same period in 2002. Such decrease in net sales reflects the disposition of certain non-core facilities during the latter part of 2002 and a reduction in the average price per panel reflecting softened economic conditions in North America, partially offset by growth in U.S. assembly operations. DDi Corp. net sales decreased $0.8 million (1%) to $61.7 million for the three months ended March 31, 2003, from $62.5 million for the same period in 2002. The decrease in DDi Corp. net sales is due to the net decrease in DDi Capital net sales discussed above, as well as, a reduction in the average price per panel reflecting softened economic conditions in Europe, partially offset by the acquisition of Kamtronics in October 2002 and growth in U.K. assembly operations.

Gross Profit

DDi Capital gross profit decreased $1.7 million (35%) to $3.1 million for the three months ended March 31, 2003, from $4.8 million for the same period in 2002. DDi Corp. gross profit decreased $1.9 million (29%) to $4.4 million for the three months ended March 31, 2003, from $6.3 million for the same period in 2002. The decreases in the Company’s gross profit resulted from the lower level of net sales generated in 2003.

Sales and Marketing Expenses

DDi Capital sales and marketing expenses decreased $1.8 million (33%) to $3.9 million for the three months ended March 31, 2003, from $5.7 million for the same period in 2002. DDi Corp. sales and marketing expenses decreased $1.7 million (27%) to $4.5 million for the three months ended March 31, 2003, from $6.2 million for the same period in 2002. Such decreases in sales and marketing expenses resulted from the lower level of net sales generated in 2003 and from various cost control initiatives implemented throughout 2002.

General and Administration Expenses

DDi Capital general and administration expenses decreased $0.7 million (25%) to $2.2 million for the three months ended March 31, 2003, from $2.9 million for the same period in 2002. DDi Corp. general and administration expenses decreased $0.2 million (5%) to $4.1 million for the three months ended March 31, 2003, from $4.3 million for the same period in 2002. Such decreases in general and administration expenses resulted from various cost control initiatives implemented throughout 2002.

Restructuring and Other Related Charges

Restructuring and related charges were $0.4 million for DDi Capital and $0.5 million for DDi Corp. for the three months ended March 31, 2003. Such charges represent a revision of estimates from previously recorded restructuring charges (see Note 11 to the condensed consolidated financial statements).

Reorganization Expenses

Reorganization expenses were $2.7 million for DDi Capital and $3.3 million for DDi Corp., respectively. Such charges represent $2.0 million of costs relating to professional fees incurred in connection with our efforts to effect a plan of reorganization to deleverage our capital structure and $0.7 million for DDi Capital and $1.3 million of costs relating to our Key Employee Retention Plan (see Note 12 to the condensed consolidated financial statements).

Net Interest Expense

DDi Capital net interest expense decreased $0.9 million (26%) to $2.5 million for the three months ended March 31, 2003, from $3.4 million for the same period in 2002. Such decrease in net interest expense is due to the scheduled principal repayments of the Dynamic Details senior term facility and prepayment of a portion of the Dynamic Details Senior Term Facility, partially offset by an increase in the effective rate of interest on such debt. DDi Corp. net interest expense increased $0.8 million (16%) to $6.2 million for the three months ended March 31, 2003, from $5.4 million for the same period in 2002. Such increase in net interest expense is due to the interest incurred on the DDi Corp. 6.25% convertible subordinated notes issued in April 2002, partially offset by the decrease in DDi Capital net interest expense.

Income Taxes

The DDi Capital effective tax rate decreased to a benefit rate of approximately 28% for the three months ended March 31, 2003, from a benefit rate of 39% for the same period in 2002. The DDi Corp. effective income tax rate decreased to a benefit rate of approximately 3% for the three months ended March 31, 2003, as compared to a benefit rate of 38% for the same period in 2002. The decrease in the tax benefit is attributable to the recording of a valuation allowance against current period U.S. deferred tax assets and the recording of a tax provision related to Canadian earnings. For DDi Corp., the decrease is also attributable to the lower taxable income in Europe for 2003 compared to the same period in 2002.

Liquidity and Capital Resources

As of March 31, 2003, cash, cash equivalents and marketable securities were $16.5 million for DDi Capital and for DDi Corp., compared to $28.3 million for DDi Capital and $29.0 million for DDi Corp. as of December 31, 2002. Additionally, the Company had $9.4 million in cash, cash equivalents and marketable securities at March 31, 2003, which are currently restricted and are not able to be used for operations. Our principal sources of liquidity to fund ongoing operations are cash provided by operations, and the unrestricted cash, cash equivalents and marketable securities available for sale.

Net cash provided by (used in) operating activities for the three months ended March 31, 2003 was $(6.8) million for DDi Capital and $(10.4) million for DDi Corp., compared to $5.6 million for DDi Capital and $0.8 million for DDi Corp. for the three months ended March 31, 2002. The decline in operating cash flow is due primarily to lower levels of earnings.

Capital expenditures for the three months ended March 31, 2003 were $1.9 million for DDi Capital and $2.0 million for DDi Corp., compared to $3.3 million for DDi Capital and $3.9 million for DDi Corp. for the three months ended March 31, 2002. The decrease is due to continued cost containment efforts.

We are currently in default under the Dynamic Details senior credit facility, or the senior credit facility, as well as DDi Corp. 5.25% and 6.25% Convertible Subordinated Notes, or collectively, the convertible subordinated notes. On February 26, 2003, we entered into a forbearance agreement with the lenders under the senior credit facility which was intended to facilitate the restructuring of the senior credit facility, the convertible subordinated notes and DDi Capital’s 12.5% senior discount notes. The term of the forbearance agreement expired March 31, 2003. Accordingly, the lenders under the senior credit facility have the right to exercise all or any of their rights and remedies under the terms of such facility. On April 25, 2003, pursuant to notification by the counter-party of their intent to exercise their right to terminate the interest rate swap agreement, the agreement was terminated at a cost of $5.8 million, the fair market value of the liability at termination. As currently contemplated, we intend to address this additional liability in connection with discussions with the lenders of the senior credit facility concerning a restructuring of the senior credit facility.

As a result of the defaults under the senior credit facility, we were not permitted to pay our interest obligations under the DDi Corp. 5.25% convertible subordinated notes on March 1, 2003 and the DDi Corp. 6.25% convertible subordinated notes on April 1, 2003. Since the interest payments on the 5.25% convertible subordinated notes and 6.25% convertible subordinated notes were not made within the 30 day grace period provided under the respective agreements, the convertible subordinated notes are in default and the holders of those instruments are able to exercise all of their respective rights and remedies under the terms of the respective agreements.

We do not expect to pay our interest obligations due on May 15, 2003 under the DDi Capital 12.5% senior discount notes. Failure to make such interest payments within 30 days of their due date will amount to a default. The Company’s current expectation is that the senior discount notes will not be repaid in accordance with their stated terms. As a result, the Company has classified all indebtedness relating to the DDi Capital 12.5% Senior Discount Notes, $16.1 million in the aggregate, as current liabilities at March 31, 2003.

As of December 31, 2002, we classified all indebtedness relating to the Dynamic Details senior credit facility of approximately $68.5 million and the aggregate $200 million of indebtedness relating to the DDi Corp. 5.25% and 6.25% convertible subordinated notes as current liabilities. At March 31, 2003, the indebtedness relating to the Dynamic Details senior credit facility of approximately $65.9 million and the aggregate $200 million of indebtedness relating to the 5.25% and 6.25% Convertible Subordinated Notes remained classified as current liabilities, based upon the status of the Company’s ongoing debt restructuring efforts.

The 5.25% and 6.25% convertible subordinated notes are obligations of DDi Corp., which is a holding company. As a result, the convertible subordinated notes are structurally subordinated to the liabilities of DDi Corp.’s subsidiaries, including DDi Capital Corp. and Dynamic Details Incorporated. Accordingly, the convertible subordinated notes effectively rank junior to the Dynamic Details senior credit facility and the DDi Capital senior discount notes. Similarly, the DDi Capital senior discount notes are structurally subordinated to the liabilities of Dynamic Details, including the Dynamic Details senior credit facility. The Dynamic Details senior credit facility, which is jointly and severally guaranteed by DDi Capital and its subsidiaries and secured by the assets of all of DDi Corp.’s domestic subsidiaries, effectively ranks senior to the convertible subordinated notes and the DDi Capital senior discount notes.

We are currently negotiating with the lenders under the Dynamic Details senior credit facility, through a steering committee of the senior lender group, the members of which hold less than a majority of the outstanding senior debt, a steering committee of the ad hoc committee of DDi Corp. convertible subordinated noteholders, the members of which hold less than a majority of the outstanding convertible subordinated notes, and representatives of the DDi Capital senior discount notes regarding a consensual restructuring of our obligations.

The Company and the steering committee of the senior lender group of the Dynamic Details senior credit facility have reached an agreement in principle on a proposal to restructure the Dynamic Details senior credit facility. This agreement in principle is subject to a number of terms and conditions, including approval by the other senior lenders regarding such credit facility, satisfactory arrangements for the restructuring of the DDi Corp.’s convertible subordinated notes, DDi Captial’s senior discount notes and the execution of definitive documentation. The Company believes that the restructured senior credit facility agreement, which will have a final maturity date of 2008, will provide DDi with a flexible long-term credit facility that will allow the Company to implement its business plan.

Consistent with the Company’s objective to achieve a consensual arrangement relating to restructuring of its U.S. indebtedness, the steering committee of the ad hoc committee of certain holders of the Company’s 5.25% and 6.25% convertible subordinated notes participated in the discussions with the Company and the steering committee of the senior lender group of the Dynamic Details senior credit facility. In the context of these discussions, such steering committee of the convertible subordinated noteholders and the steering committee of the senior lender group reached an agreement in principle with the Company and Dynamic Details on an overall restructuring proposal which encompasses the restructuring of the Dynamic Details senior credit facility, as discussed above, as well as restructuring of agreements with the Company’s convertible subordinated noteholders. The agreement in principle regarding an overall restructuring proposal recognized that such proposal would ultimately include the holders of the DDi Capital senior discount notes. This overall restructuring is subject to a number of terms and conditions, including the approval thereof by the DDi Corp. noteholders, DDi Capital noteholders and lenders under the Dynamic Details senior credit facility and the execution of definitive documentation.

As currently contemplated, the overall restructuring is planned to be effected consensually with our creditors as a “pre-arranged plan,” under which a restructuring would be accomplished by filing voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court for DDi Corp.

We expect that our primary sources of cash will be unrestricted cash on hand, cash generated from operations and, with respect to DDi Europe, revolving borrowings under the DDi Europe facilities agreement. If we are able to restructure our substantial debt, we anticipate that our current sources of cash will be sufficient to meet our requirements for working capital and capital expenditures for the next 12 months. However, there can be no assurance that we will be able to restructure our debt or that we will have sufficient working capital to fund future operations. If we are unable to restructure our debt, and our lenders decide to accelerate our debt, we do not have sufficient liquidity to repay the indebtedness in full. In such event, we would require additional capital and/or may be required to significantly curtail or cease our operating activities or seek protection under the bankruptcy laws for DDi Corp. and/or one or more of its subsidiaries, including DDi Capital and Dynamic Details. Additionally, if we cannot restructure our existing liabilities and/or obtain additional financing, our creditors could take legal action to enforce their claims, including, but not limited to, forcing DDi Corp. and/or one or more of its subsidiaries, including DDi Capital and/or Dynamic Details into an involuntary bankruptcy.

The following table shows our contractual cash obligations and commercial commitments as of March 31, 2003:

Payments Due by Period

(in millions)

	DDi Capital
	For the Nine Months Ending December 31,	Year Ending December 31,
Commitments	2003	2004	2005	2006	2007	Thereafter	Total
Long-Term Debt	$82.0	$—	$—	$—	$—	$—	$82.0
Capital Lease Obligations	1.1	1.4	1.3	—	—	—	3.8
Operating Leases	5.0	5.9	6.0	4.9	3.3	8.5	33.6

Total Commitments	$88.1	$7.3	$7.3	$4.9	$3.3	$8.5	$119.4

	DDi Corp.
	For the Nine Months Ending December 31,	Year Ending December 31,
Commitments	2003	2004	2005	2006	2007	Thereafter	Total
Long-Term Debt	$285.2	$4.8	$4.8	$4.8	$4.9	$—	$304.5
Capital Lease Obligations	1.3	1.7	1.4	—	—	—	4.4
Operating Leases	7.1	8.5	8.2	6.9	5.3	26.7	62.7

Total Commitments	$293.6	$15.0	$14.4	$11.7	$10.2	$26.7	$371.6

FACTORS THAT MAY AFFECT FUTURE RESULTS

We are currently in default under the Dynamic Details senior credit facility and the DDi Corp. 5.25% and 6.25% convertible subordinated notes and expect to be in default under the DDi Capital 12.5% Senior Discount Notes.

Our financial performance in the fourth quarter of 2002 resulted in covenant defaults under the Dynamic Details senior credit facility, specifically related to minimum EBITDA requirements for that quarter and continuing liquidity requirements since December 31, 2002. As a result of the defaults under the senior credit facility, we were not permitted to pay our interest obligations under the DDi Corp. 5.25% convertible subordinated notes on March 1, 2003 and the DDi Corp. 6.25% convertible subordinated notes on April 1, 2003. Since the interest payments were not made within the 30 day grace period provided under the respective agreements, the convertible subordinated notes are in default. In addition, we do not expect to pay our interest obligations due on May 15, 2003 under the DDi Capital 12.5% senior discount notes. Failure to make such interest payments within 30 days of their due date will amount to a default.

We are currently negotiating with the lenders under the Dynamic Details senior credit facility, certain of the DDi Corp. convertible subordinated noteholders and representatives of the DDi Capital senior discount notes regarding a consensual restructuring of our obligations. The Company has reached agreements in principle with the steering committee of the senior lender group of the Dynamic Details senior credit facility on a proposal to restructure the Dynamic Details senior credit facility with a steering committee of the DDi Corp. convertible subordinated noteholders regarding an overall restructuring plan. These negotiations and the agreements in principle are described above under the caption “Liquidity and Capital Resources.”

As currently contemplated, the overall restructuring is planned to be effected consensually with our creditors as a “pre-arranged plan” under which a restructuring would be accomplished by filing voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court for DDi Corp.

There can be no assurance that we will be able to restructure the Dynamic Details senior credit facility or our other indebtedness. If we are unable to restructure our debt, and our lenders decide to accelerate our debt, we will not have sufficient liquidity to repay the indebtedness in full. In such event, we would require additional capital and/or may be required to significantly curtail or cease our operating activities or seek protection under the bankruptcy laws for DDi Corp. and/or one or more of its subsidiaries, including DDi Capital and Dynamic Details. Additionally, if we cannot restructure our existing liabilities and/or obtain additional financing, our creditors could take legal action to enforce their claims, including, but not limited to, forcing DDi Corp. and/or one or more of its subsidiaries, including DDi Capital and Dynamic Details, into an involuntary bankruptcy.

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

Substantial Indebtedness

We have a substantial amount of indebtedness. As of March 31, 2003, our total debt was approximately $85.9 million for DDi Capital and $308.9 million for DDi Corp.

As a result of our level of debt and the terms of our debt instruments and the current defaults under the Dynamic Details senior credit facility and the 5.25% and 6.25% Convertible Subordinated Notes and expected default under the DDi Capital 12.5% Senior Discount Notes:

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

Our ability to pay principal and interest on our indebtedness and to satisfy our other debt obligations will depend upon our ability to deleverage, our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control, as well as the availability of revolving credit borrowings under the DDi Europe facilities agreement or successor facilities. If we are unable to service our indebtedness, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. There is no assurance that we can effect any of these remedies on satisfactory terms, or at all.

Restrictions Imposed by Terms of Indebtedness

The terms of our indebtedness and our current default under the Dynamic Details senior credit facility restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. DDi Europe, DDi Capital and Dynamic Details are also required to maintain specified financial ratios and satisfy certain financial condition tests. Our subsidiaries’ ability to meet those financial ratios and tests can be affected by events beyond our subsidiaries’ control, and there can be no assurance that they will meet those tests. We are currently in default under the Dynamic Details senior credit facility, 5.25% convertible subordinated notes, and 6.25% convertible subordinated notes and expect to be in default under the DDi Capital senior discount notes. If we are unable to restructure our debt or if we default in the future, lenders under such indebtedness could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable. If we were unable to repay such amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all the assets of Dynamic Details and its subsidiaries are pledged as security under the Dynamic Details senior credit facility. Substantially all the assets of DDi Europe are pledged as security under the DDi Europe facilities agreement.

Business Cycles of the End Markets We Serve

The end markets into which we sell printed circuit boards and electronic manufacturing services (including communications and networking equipment; computers and peripherals; medical, automotive, industrial and test equipment; and aerospace equipment) have their own business cycles. Some of these cycles show predictability from year to year. However, other cycles are unpredictable in commencement, depth and duration. The communications industry entered into a significant downturn in late 2000, which continues as of this date. This has had a negative impact on our revenues and operating performance for the three months ended March 31, 2003 and has continued to have a negative impact on our revenues and operating performance during the second quarter of 2003. If certain industries take a downturn, or if events leading to additional excess capacity occur, we will experience a negative impact on our revenues, gross margins and operating margins.

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

In addition, the electronics manufacturing services industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. We cannot assure you that we will effectively respond to the technological requirements of the changing market. To the extent that we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require us to make significant capital investments. There can be no assurance that we will be able to obtain capital for these purposes in the future or that any investments in new technologies will result in commercially viable technological processes.

Dependence on a Core Group of Significant Customers

Although we have a large number of customers, net sales to our largest customer accounted for approximately 6% of net sales for the first quarter ended March 31 , 2003. Net sales to our ten largest customers accounted for approximately 24% of net sales during the same period. We may depend upon a core group of customers for a material percentage of our respective net sales in the future. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact revenues. In addition, we generate significant accounts receivable in connection with providing services to customers. If one or more significant customers were to become insolvent or otherwise were unable to pay us for the services provided, results of operations would be adversely affected.

Variability of Orders

Our operating results fluctuate because we sell on a purchase-order basis rather than pursuant to long-term contracts and we expect these fluctuations to continue in the future. We are, therefore, sensitive to variability in demand by our customers. Because we time our expenditures in anticipation of future sales, our operating results may be less than we estimate if the timing and volume of customer orders do not match expectations. Furthermore, we may not be able to capture all potential revenue in a given period if our customers’ demand for quick-turnaround services exceeds our capacity during that period. Because a significant portion of our operating expenses are fixed, even a small revenue shortfall can have a disproportionate effect on operating results. It is possible that, in future periods, results may be below the expectations of public market analysts and investors. This could cause the market price of DDi Corp.’s common stock to decline.

Competition

The printed circuit board industry is highly fragmented and characterized by intense competition. We principally compete with independent and captive manufacturers of complex quick-turn and longer-lead printed circuit boards. Our principal competitors include independent small private companies, two small public companies and integrated subsidiaries of more broadly based volume producers that also manufacture multilayer printed circuit boards and other electronic assemblies. Some of our principal competitors are less highly-leveraged than us and may have greater financial and operating flexibility.

The barriers to entry in our niche are considerable. In order to survive in the quick-turn sector, a competitor must have a very large customer base, a large staff of sales and marketing personnel, considerable engineering resources, and proper tooling and equipment to permit fast turnaround of small lots on a daily basis.

Intellectual Property

Our success depends in part on proprietary technology and manufacturing techniques. Currently, we do not place significant reliance on patent protection to safeguard these proprietary techniques but rely primarily on trade secret protection. Litigation may be necessary to protect our technology and determine the validity and scope of the proprietary rights of competitors. Intellectual property litigation could result in substantial costs and diversion of our management and other resources. If any infringement claim is asserted against us, we may seek to obtain a license of the other party’s intellectual property rights. We cannot assure you that a license would be available on reasonable terms or at all.

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

Dependence on Key Management

We depend on the services of our senior executives, including Bruce D. McMaster, President and Chief Executive Officer. We cannot assure you that we will be able to retain him and other executive officers and key personnel or attract additional qualified management in the future. Mr. McMaster is not a party to an employment agreement with us. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly engineering and sales personnel, due to our focus on the technologically advanced and time-critical segment of the electronics manufacturing services industry. In addition, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition. Effective December 19, 2002, the Company adopted a plan to retain employees under the Key Employee Retention Program (“KERP”). The KERP is a discretionary retention bonus program which pays a stay bonus in three installments, on December 31, 2002, July 1, 2003, and January 1, 2004. Each of our senior executives, including Mr. McMaster, have received retention bonuses under the KERP. There can be no assurance that the KERP will be successful in retaining key personnel.

Charter Documents and State Law Provisions

Provisions in our charter and bylaws may have the effect of delaying or preventing a change of control or changes in our management that stockholders consider favorable or beneficial. If a change of control or change in management is delayed or prevented, the market price of our common stock could suffer.

Controlling Stockholders

Investment funds affiliated with Bain Capital, Inc. beneficially own approximately 5.5% of the outstanding common stock of DDi Corp. In addition, of the six directors who serve on our board, two are current representatives of Bain Capital, Inc. and one is a former representatives of Bain Capital, Inc. By virtue of such stock ownership and board representation, these entities will continue to have influence over all matters submitted to our stockholders, including the election of our directors, and could exercise control over our business, policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The DDi Europe facilities agreement and the Dynamic Details senior credit facility bear interest at a floating rate; the DDi Capital senior discount notes and DDi Corp. convertible subordinated notes bear interest at fixed rates.

The Dynamic Details revolving credit facility bears interest at (a) 3.75% per annum plus the applicable LIBOR or (b) 2.00% per annum plus the federal reserve reported overnight funds rate plus 0.5% per annum. As of March 31, 2003, we had no amounts outstanding under our revolving credit facility. Due to our current default under the senior credit facility, we are not permitted to utilize the Dynamic Details revolving credit facility. Therefore, a 10% change in interest rates during the twelve months ending March 31, 2004 will not affect the interest expense to be incurred on this facility during such period.

Under the terms of Dynamic Details swap agreement, we pay a maximum annual rate of interest applied to a notional amount equal to the principal balance of the term facility portion of the Dynamic Details senior credit facility. From January 1, 2003 through December 31, 2003, we pay a fixed annual rate of 6.49% and from January 1, 2004 through the scheduled maturity of the Tranche B term facility under the Dynamic Details senior credit facility in 2005, we pay a fixed annual rate of 6.99%. The term loan facility portion of the Dynamic Details senior credit facility bears interest based on one-month LIBOR. As of March 31, 2003, one-month LIBOR was 1.30%. If one-month LIBOR increased by 10% to 1.43%, interest expense related to the term loan facility portion would increase by approximately $0.08 million. The overall effective interest rate for the term loans, after giving effect to the interest rate swap agreement, as of March 31, 2003, was 10.43%. This swap agreement was terminated in April 2003, accordingly, the overall effective interest rate for the term loans without giving effect to the interest rate swap agreement, as of March 31, 2003, was 5.24%.

The DDi Europe facilities agreement bears interest based on three-month U.K. LIBOR plus a margin of 1.50%. Based upon our anticipated utilization of the DDi Europe revolving credit facility through the period ending March 31, 2004, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period. As of March 31, 2003, three-month U.K. LIBOR was 3.66%. If three-month U.K. LIBOR increased by 10% to 4.02%, interest expense related to the term loan facility would increase approximately $0.08 million. The overall effective interest rate for the term loan facilities, as of March 31, 2003, was 5.16%.

A change in interest rates would not have an effect on our interest expense on the DDi Capital senior discount notes or DDi Corp. convertible subordinated notes because these instruments bear a fixed rate of interest.

Foreign Currency Exchange Risk

The sales and expenses and financial results of DDi Europe and of our Canadian operations are denominated in British pounds and Canadian dollars, respectively. We have foreign currency translation risk equal to our net investment in those operations. However, since nearly all of our sales are denominated in local currency or in U.S. dollars, we have relatively little exposure to foreign currency transaction risk with respect to sales made. Based on our forecasts, the effect of an immediate 10% change in exchange rates would have an impact on our operating results over the 12 month period ending March 31, 2004, of approximately $0.1 million. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

Item 4.    Controls and Procedures.

Within the 90 days prior to the date of this report, DDi Corp. carried out an evaluation, under the supervision and with the participation of the DDi Corp.’s management, including DDi Corp.’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of DDi Corp.’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, DDi Corp.’s President and Chief Executive Officer and Chief Financial Officer concluded that DDi Corp.’s disclosure controls and procedures are effective in enabling DDi Corp. to record, process, summarize and report information required to be included in DDi Corp.’s periodic SEC filings within the required time period There have been no significant changes in DDi Corp.’s internal controls or in other factors that could significantly affect internal controls subsequent to the date DDi Corp. carried out its evaluation.

Within the 90 days prior to the date of this report, DDi Capital carried out an evaluation, under the supervision and with the participation of the DDi Capital’s management, including DDi Capital’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of DDi Capital’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, DDi Capital’s President and Chief Executive Officer and Chief Financial Officer concluded that DDi Capital’s disclosure controls and procedures are effective in enabling DDi Capital to record, process, summarize and report information required to be included in DDi Capital’s periodic SEC filings within the required time period. There have been no significant changes in DDi Capital’s internal controls or in other factors that could significantly affect internal controls subsequent to the date DDi Capital carried out its evaluation.

PART II    OTHER INFORMATION

Item 5.    Defaults Upon Senior Securities.

We are currently in default of certain financial covenants under the Dynamic Details senior credit facility, specifically related to minimum EBITDA requirements for that quarter and continuing liquidity requirements since December 31, 2002. In addition, we are currently in default of our interest obligations under the DDi Corp. 5.25% convertible subordinated notes and the DDi Corp. 6.25% convertible subordinated notes. The total amount of interest on the DDi Corp. 5.25% convertible subordinated notes and the DDi Corp. 6.25% convertible subordinated notes in arrears on the date of this report is approximately $1,933,468 and $2,301,747, respectively.

A discussion of these defaults is contained in Part I, Item 2 of this Form 10-Q under the caption “Liquidity and Capital Resources” and is incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits.

The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission as part of this Quarterly Report on Form 10-Q.

Exhibit	Description
99.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Executive Officer of DDi Capital Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of Chief Financial Officer of DDi Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Certification of Chief Financial Officer of DDi Capital Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

The following Current Reports on Form 8-K were filed in the quarterly period ended March 31, 2003:

(i).	On January 7, 2003, DDi Corp. filed a report on Form 8-K dated January 7, 2003 disclosing the resignation of Mark R. Benham and David Dominik as directors of DDi Corp. effective December 31, 2002. In the case of Mr. Dominik, he also resigned as a director of DDi Capital Corp. and as a director of each other direct or indirect subsidiary of DDi Corp. for which he served.

(ii).	On March 3, 2003, DDi Corp. filed a report on Form 8-K dated March 3, 2003 announcing the financial results for the fourth quarter and year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: May 14, 2003	DDi CORP.

	By:	/s/ JOHN STUMPF
John Stumpf Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial Officer)

CERTIFICATIONS

I, Bruce D. McMaster, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DDi Corp.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ BRUCE D. MCMASTER
Bruce D. McMaster President and Chief Executive Officer (Principal Executive Officer)

I, John Stumpf, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DDi Corp.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ JOHN STUMPF
John Stumpf President and Chief Executive Officer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: May 14, 2003	DDi CAPITAL CORP.

	By:	/s/ JOHN STUMPF
John Stumpf Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial Officer)

CERTIFICATIONS

I, Bruce D. McMaster, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DDi Capital Corp.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ BRUCE D. MCMASTER
Bruce D. McMaster President and Chief Executive Officer (Principal Executive Officer)

I, John Stumpf, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DDi Capital Corp.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ JOHN STUMPF
John Stumpf Chief Financial Officer and Treasurer (Principal Financial Officer)