Form 10-Q
period 2003-06-30
DDI CAPITAL CORP/DYNAMIC DETAILS INC; DDI CORP
filed 2003-08-19
CIK 1050119, 1104252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

☒ Yes	☐ No

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

          As of August 5, 2003, DDi Corp. had 49,526,136 shares of common stock, par value $0.01 per share, outstanding and DDi Capital Corp. had 1,000 shares of common stock, par value $0.01 per share, outstanding.  As of August 5, 2003, all of the voting stock of DDi Capital Corp. was held by DDi Intermediate Holdings Corp., and all of the voting stock of DDi Intermediate Holdings Corp. was held by DDi Corp.

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

DDi CORP.
DDi CAPITAL CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature.  The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from our actual future experience involving any one or more of such matters and subject areas.  The Company cautions readers that all statements other than statements of historical facts included in this quarterly report on Form 10-Q regarding our financial position and business strategy may constitute forward-looking statements.  All of these forward-looking statements are based upon estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain.  Therefore, undue reliance should not be placed on such estimates and statements.  No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements.  Factors that may cause such differences include: risks associated with confirmation of our proposed plan of reorganization and the implementation of the consensual restructuring contemplated therein; risks associated with third parties seeking to propose and confirm one or more plans of reorganization with respect to the proposed Chapter 11 cases; risks associated with the termination of the support agreements with our senior lenders and convertible subordinated note holders; our ability to continue as a going concern; our ability to obtain court approval with respect to motions in the proposed Chapter 11 proceedings prosecuted by it from time to time; our ability to maintain contracts that are critical to our operations; the potential adverse impact of the proposed Chapter 11 cases on our liquidity or results of operations; changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; our ability to sustain historical margins as the industry develops; increased competition; increased costs; our ability to retain key members of management; adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the SEC.  We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experiences to differ from our current expectations regarding the relevant matter or subject area.  In addition to the items specifically discussed above, our business and results of operations are subject to the risks and uncertainties described herein in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Factors That May Affect Future Results;” however, the operations and results of our business also may be subject to the effect of other risks and uncertainties.  Such risks and uncertainties not currently known to us include, but are not limited to, items described from time-to-time in our registration statements and periodic reports filed with the Securities and Exchange Commission.  The Company assumes no obligation to update forward-looking information disclosed in this report or elsewhere to reflect actual results or changes in the factors affecting such forward-looking information.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DDi CAPITAL CORP. AND DDi CORP.
 Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	DDi Capital		DDi Corp.

	June 30, 2003	December 31, 2002	June 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$14,480	$28,145	$14,523	$28,934
Marketable securities - available for sale	174	115	174	115
Cash, cash equivalents and marketable securities - restricted	9,392	6,250	9,392	6,250
Accounts receivable, net	21,075	28,013	36,082	41,986
Inventories	13,709	16,988	24,819	28,240
Prepaid expenses and other	3,106	2,674	5,123	3,963

Total current assets	61,936	82,185	90,113	109,488
Property, plant and equipment, net	49,603	54,301	77,092	83,139
Debt issuance costs, net	2,662	3,524	8,565	10,141
Goodwill	—	—	14,184	13,982
Cash, cash equivalents and marketable securities - restricted	—	3,142	—	3,142
Other	860	1,242	940	1,300

Total assets	$115,061	$144,394	$190,894	$221,192

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$83,049	$70,054	$288,275	$275,137
Revolving credit facilities	—	—	10,077	4,246
Accounts payable	9,942	14,062	24,206	27,457
Accrued expenses and other	22,063	15,553	39,156	28,093
Income taxes payable	456	235	45	68

Total current liabilities	115,510	99,904	361,759	335,001
Long-term debt and capital lease obligations	1,765	18,846	20,570	38,509
Deferred income tax liability	263	226	1,091	2,464
Notes payable and other	5,412	9,078	5,412	9,078

Total liabilities	122,950	128,054	388,832	385,052

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, additional paid-in-capital and other	628,454	628,951	542,289	542,266
Accumulated other comprehensive income (loss)	519	(5,739)	2,657	(3,215)
Stockholder receivables	—	—	(626)	(618)
Accumulated deficit	(636,862)	(606,872)	(742,258)	(702,293)

Total stockholders’ equity (deficit)	(7,889)	16,340	(197,938)	(163,860)

Total liabilities and stockholders’ equity (deficit)	$115,061	$144,394	$190,894	$221,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP.
 Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales	$35,834	$47,373	$76,973	$94,354
Cost of sales	33,568	42,316	71,568	84,497
Restructuring-related inventory impairment	1,736	3,397	1,736	3,397

Gross profit	530	1,660	3,669	6,460
Operating expenses:
Sales and marketing	3,769	5,608	7,655	11,368
General and administration	2,354	2,981	4,599	5,962
Goodwill impairment	2,000	45,000	2,000	45,000
Restructuring and other related charges	3,010	13,809	3,429	13,809
Reorganization expenses	2,440	—	5,139	—

Operating loss	(13,043)	(65,738)	(19,153)	(69,679)
Loss on interest rate swap termination	5,621	—	5,621	—
Interest expense (net) and other expense (net)	2,255	644	4,819	4,116

Loss before income taxes	(20,919)	(66,382)	(29,593)	(73,795)
Income tax benefit (expense)	(153)	(522)	(397)	2,333

Net loss	$(21,072)	$(66,904)	$(29,990)	$(71,462)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales	$56,223	$62,112	$117,884	$124,600
Cost of sales	52,526	55,923	109,724	112,082
Restructuring-related inventory impairment	1,736	3,465	1,736	3,465

Gross profit	1,961	2,724	6,424	9,053
Operating expenses:
Sales and marketing	4,846	6,185	9,401	12,409
General and administration	4,250	4,611	8,359	8,951
Goodwill impairment	2,000	60,000	2,000	60,000
Restructuring and other related charges	3,298	14,434	3,795	14,434
Reorganization expenses	2,698	—	6,028	—

Operating loss	(15,131)	(82,506)	(23,159)	(86,741)
Loss on interest rate swap termination	5,621	—	5,621	—
Interest expense (net) and other expense (net)	5,994	4,351	12,261	9,750

Loss before income taxes	(26,746)	(86,857)	(41,041)	(96,491)
Income tax benefit	609	1,222	1,076	4,930

Net loss	$(26,137)	$(85,635)	$(39,965)	$(91,561)

Net loss per share - basic and diluted	$(0.53)	$(1.78)	$(0.81)	$(1.91)

Weighted average shares used to compute loss per share:
Basic and diluted	49,215,889	48,000,178	49,214,213	48,013,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP.
 Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss	$(21,072)	$(66,904)	$(29,990)	$(71,462)
Other comprehensive income (loss):
Foreign currency translation adjustments	510	335	798	313
Unrealized net loss for the period on interest rate swaps, net of income tax effect	(456)	(3,872)	(165)	(5,013)
Reclassification adjustment for loss on interest rate swap included in net loss	5,621	—	5,621	—
Unrealized holding gain (loss) on marketable securities - available for sale	9	3	4	(29)

Comprehensive loss	$(15,388)	$(70,438)	$(23,732)	$(76,191)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss	$(26,137)	$(85,635)	$(39,965)	$(91,561)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,124	5,609	412	4,057
Unrealized net loss for the period on interest rate swaps, net of income tax effect	(456)	(3,693)	(165)	(4,830)
Reclassification adjustment for loss on interest rate swap included in net loss	5,621	—	5,621	—
Unrealized holding gain (loss) on marketable securities - available for sale	9	31	4	(2)

Comprehensive loss	$(19,839)	$(83,688)	$(34,093)	$(92,336)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP. AND DDi CORP.
 Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	DDi Capital		DDi Corp.

	Six Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(6,676)	$391	$(11,056)	$(2,452)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,830)	(5,257)	(3,330)	(6,471)
Proceeds from sale of fixed assets	68	—	79	—
Purchases of marketable securities	(57)	—	(57)	(18,731)
Proceeds from sales of marketable securities	—	11,830	—	11,788
Investment in restricted assets	—	(12,500)	—	(12,500)
Acquisition related cash receipts, net	—	236	—	21

Net cash used in investing activities	(2,819)	(5,691)	(3,308)	(25,893)

Cash flows from financing activities:
Principal payments on long-term debt	(2,620)	(62,572)	(3,808)	(62,572)
Net payments on revolving credit facilities	—	—	—	(3,030)
Proceeds from issuance of convertible subordinated notes	—	—	—	100,000
Net borrowings on DDi Europe Facilities Agreement	—	—	5,577	—
Payments on other notes payable	—	(88)	—	(88)
Principal payments on capital lease obligations	(1,466)	(856)	(1,642)	(1,320)
Payment of debt issuance costs	—	—	—	(4,250)
Capital contribution from Parent, net	84	57,483	—	—
Repayment of stockholder receivable	—	—	—	110
Payment of pro-rata portion of deferred swap liability	—	(3,761)	—	(3,761)
Issuance of common stock through Employee Stock Purchase Plan	—	—	23	5
Proceeds from exercise of stock options	—	—	—	336

Net cash provided by (used in) financing activities	(4,002)	(9,794)	150	25,430

Effect of exchange rate changes on cash	(168)	(123)	(197)	23

Net decrease in cash and cash equivalents	(13,665)	(15,217)	(14,411)	(2,892)
Cash and cash equivalents, beginning of year	28,145	17,569	28,934	23,629

Cash and cash equivalents, end of period	$14,480	$2,352	$14,523	$20,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP. AND DDi CORP.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Supplemental disclosure of cash flow information:

Non-cash operating activities:

During the six months ended June 30, 2003, depreciation expense was approximately $6.8 million for DDi Capital and approximately $9.4 million for DDi Corp., goodwill impairment was $2.0 million for DDi Capital and DDi Corp., and non-cash restructuring and reorganization charges were approximately $6.2 million for DDi Capital and $6.3 million for DDi Corp.

During the six months ended June 30, 2002, depreciation expense was approximately $8.4 million for DDi Capital and approximately $10.7 million for DDi Corp., goodwill impairment was $45.0 million for DDi Capital and $60.0 million for DDi Corp., and non-cash restructuring charges were $11.6 million for DDi Capital and $11.8 million for DDi Corp.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of DDi Capital and DDi Corp. as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.  The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

This report on Form 10-Q for the quarter ended June 30, 2003 should be read in conjunction with the audited financial statements presented in DDi Capital’s and DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002.

Continued Existence

The accompanying financial statements have been prepared assuming the Company will continue as a going-concern.  The Company has incurred losses of approximately $40.0 million for the six months ended June 30, 2003, and at June 30, 2003 has negative working capital of approximately $271.6 million, primarily attributable to the classification of approximately $282.0 million of debt, currently in default, as current liabilities, and has a stockholders’ deficit of approximately $197.9 million.  The Company is in default under the Dynamic Details senior credit facility (the “Senior Credit Facility,” or “Senior Indebtedness”), the DDi Corp. 5.25% and 6.25% convertible subordinated notes (collectively, the “Convertible Subordinated Notes”) and the DDi Capital 12.5% senior discount notes (the “Senior Discount Notes”) (see Note 3).  The accompanying unaudited consolidated financial statements do not include adjustments that might result should the Company be unable to continue as a going concern.

As previously disclosed in the Company's public filings, on May 13, 2003, DDi Corp. and its indirect subsidiaries, DDi Capital and Dynamic Details, announced that they had reached an agreement in principle on a restructuring plan with a steering committee of the senior lender group of the Dynamic Details senior credit facility and with the steering committe of the ad hoc committee of certain holders of DDi Corp.’s 5.25% and 6.25% convertible subordinated notes. Since that time, DDi Corp. and its senior lenders, the convertible subordinated noteholders and the holders of DDi Capital’s 12.5% senior discount notes have been negotiating the significant terms of the restructuring. DDi Corp. and DDi Capital (collectively, the “Debtors”) currently intend to implement the restructuring by filing voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (collectively, the “Chapter 11 Cases”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on or before August 21, 2003. Dynamic Details anticipates restructuring its senior credit facility outside the Chapter 11 bankruptcy proceedings (see Note 14).

Following the filing of the Chapter 11 Cases, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. Based on negotiations with various parties in interest, DDi Corp. and DDi Capital will file a pre-arranged plan of reorganization with the Bankruptcy Court to reorganize DDi Corp.’s and DDi Capital’s businesses and to restructure their obligations.  It is anticipated that this plan of reorganization will change the amounts reported in the financial statements and cause a material change in the carrying amount of assets and liabilities. Future financial statements will be prepared in accordance with the AICPA’s Statement of Position 90-7 (“SOP 90-7”) “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”  SOP 90-7 requires, under certain circumstances, that entities adopt fresh-start reporting upon emergence from Chapter 11. Fresh-start reporting involves allocating the reorganization value of the entity (which generally approximates fair value) to the entity’s assets and liabilities. SOP 90-7 also requires the debtor to segregate pre-petition liabilities that are subject to compromise and identify all transactions and events that are directly associated with the reorganization of the debtor.  A portion of the liabilities recorded at June 30, 2003 are expected to be subject to compromise. Also in accordance with SOP 90-7, after the filing date, interest will no longer be accrued on any unsecured debt.

Included in the Condensed Consolidated Financial Statements are the financial position and results of operations of subsidiaries of the Company that will not be party to the Chapter 11 Cases (see Note 14).

Nature of Business

The Company provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other providers of electronics manufacturing services.  The Company serves approximately 1,700 customers in the communications,  networking, computer, medical, automotive industrial and aerospace industries.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

	DDi Capital		DDi Corp.

	June 30, 2003	December 31, 2002	June 30, 2003	December 31, 2002

Raw materials	$6,689	$8,964	$11,544	$15,376
Work-in-process	5,010	5,759	9,015	8,536
Finished goods	2,010	2,265	4,260	4,328

Total	$13,709	$16,988	$24,819	$28,240

NOTE 3.  LONG-TERM DEBT AND CAPITAL LEASES

As discussed in Note 1 above, DDi Corp. and DDi Capital intend to file petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York on or before August 21, 2003.  The stay protection that will be afforded by the bankruptcy filings will prevent any action from being taken against the Company’s assets without further order of the Court.  The Company cannot predict the impact of the proposed Chapter 11 bankruptcy filings on the debt obligations listed below.

Long-term debt and capital lease obligations consist of the following (in thousands):

	DDi Capital		DDi Corp.

	June 30, 2003	December 31, 2002	June 30, 2003	December 31, 2002

Senior Term Facility (a)	$65,925	$68,545	$65,925	$68,545
5.25% Convertible Subordinated Notes	—	—	100,000	100,000
6.25% Convertible Subordinated Notes	—	—	100,000	100,000
12.5% Senior Discount Notes	16,090	16,090	16,090	16,090
DDi Europe Facilities Agreement (b)	—	—	23,595	24,146
Capital lease obligations	2,799	4,265	3,235	4,865

Sub-total	84,814	88,900	308,845	313,646
Less current maturities	(83,049)	(70,054)	(288,275)	(275,137)

Total	$1,765	$18,846	$20,570	$38,509

(a)	The Senior Term Facility, together with the Revolving Credit Facility, comprise the Senior Credit Facility.
Interest rates are LIBOR-based. The effective interest rate as of June 30, 2003, was 5.06%.
(b)	Interest rates are LIBOR-based. The effective interest rate as of June 30, 2003, was 5.14%.

Senior Credit Facility

Dynamic Details and Dynamic Details Incorporated, Silicon Valley entered into the Senior Credit Facility with a syndicate of banks, including JPMorgan Chase Bank, as Collateral, Co-Syndication and Administrative Agent (formerly Chase Manhattan Bank, N.A.) and Bankers Trust Company, as Documentation and Co-Syndication Agent.  Borrowings under the Senior Credit Facility consist of a senior term facility (the “Senior Term Facility”) and a revolving credit facility. The Senior Credit Facility is jointly and severally guaranteed by Intermediate and DDi Capital and substantially all of the indirect subsidiaries of DDi Capital , and is collateralized by a pledge of  all of the capital stock of Dynamic Details and of substantially all  of its subsidiaries and liens upon substantially all of the assets of Dynamic Details and of substantially all of its subsidiaries.  The Senior Credit Facility expires in April 2005.  Under the terms of this agreement, Dynamic Details must comply with certain restrictive covenants, which include the requirement that Dynamic Details meet certain financial tests.  The Company is in default of certain covenants under the Senior Credit Facility.  As there are no long-term forbearance arrangements in place, the Company has classified approximately $65.9 million and $68.5 million, respectively, of indebtedness relating to the Senior Credit Facility as current liabilities at June 30, 2003 and December 31, 2002. Dynamic Details is restricted from making certain payments, including dividend payments to its corporate parents, which in turn has the effect of prohibiting the payment of dividends to DDi Corp.’s stockholders.  In the event the Company is unable to enter into satisfactory arrangements with the Senior Credit Facility lenders, the lenders could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable.

During the second quarter of 2003, Dynamic Details amended its Senior Credit Facility, effective June 27, 2003.  The amendment modified the payment date for the principal payment due on June 30, 2003 to August 1, 2003.

On August 1, 2003, Dynamic Details further amended its Senior Credit Facility.  The amendment defers all remaining principal amortization  payments in 2003, including the one due on August 1, 2003, to January 30, 2004, subject to earlier acceleration upon the happening of specified events.  Interest and fees remain payable currently.

5.25% and 6.25% Convertible Subordinated Notes

As a result of the default on the Senior Credit Facility, the Company was not permitted to pay the interest obligations under the 5.25% convertible subordinated notes on March 1, 2003 and the 6.25% convertible subordinated notes on April 1, 2003.  Since the Company failed to make such interest payments within 30 days of their due date the Company is currently in default under the Convertible Subordinated Notes. Accordingly, the holders of the Convertible Subordinated Notes could declare all principal and accrued interest under the Convertible Subordinated Notes due and payable.  The Company’s current expectation is that the Convertible Subordinated Notes will not be repaid in accordance with their stated terms.  As a result, the Company classified this debt as current liabilities at June 30, 2003 and December 31, 2002.

DDi Capital Senior Discount Notes

As a result of the ongoing debt restructuring efforts, the Company did not pay the interest obligations due on May 15, 2003 under the Senior Discount Notes.  Since the Company failed to make such interest payments within 30 days of their due date, the Company is currently in default under the Senior Discount Notes.  Accordingly, the holders of the Senior Discount Notes could declare all principal and accrued interest under the Senior Discount Notes due and payable.  The Company’s current expectation is that the Senior Discount Notes will not be repaid in accordance with their stated terms.  As a result, the Company has classified this debt as current at June 30, 2003.

NOTE 4. DERIVATIVES

The Company’s interest rate swap agreement represented an effective cash flow hedge of the variable rate of interest (1-month LIBOR) paid under the Senior Term Facility, mitigating exposure to increases in interest rates related to this debt.  On April 25, 2003, pursuant to notification by the counter-party of their intent to exercise their right to terminate the interest rate swap agreement, the agreement was terminated at a cost of $5.8 million, the fair market value of the liability at termination.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, since it is probable, as determined by EITF 02-04, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15,” and EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” that terms of the Senior Term Facility will be modified and will not be repaid in accordance with its currently stated terms, the amount of net unrealized losses on the interest rate swap reported in accumulated other comprehensive income has been realized and thus has been reclassified into the Company’s net loss. The net realized loss of $5.6 million related to the termination of the interest rate swap agreement has been reclassified into loss on interest rate swap termination, a component of non-operating expenses, during the quarter ended June 30, 2003.

NOTE 5. EARNINGS PER SHARE

Basic and diluted earnings per share –SFAS No. 128 “Earnings Per Share”   requires DDi Corp. to report both basic net income (loss) per share, which is based on the weighted average number of common shares outstanding and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

For the three and six months ended June 30, 2003 and 2002, potentially dilutive shares from the exercise of stock options and warrants and the conversion of the convertible subordinated debt were not included in diluted earnings per share because to do so would be anti-dilutive.  The number of potentially dilutive shares for the three months ended June 30, 2003 and 2002, were 12,626,486 and 12,824,961, respectively, and for the six months ended June 30, 2003 and 2002, were 12,628,162 and 12,811,845, respectively.

NOTE 6. STOCK OPTIONS

In December 2002, the FASB issued SFAS No.  148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to SFAS No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company has not currently adopted SFAS No. 123 and accordingly the implementation of SFAS No. 148 has not had a material effect on the Company’s consolidated financial position or results of operations.

There is no compensation expense for stock based employee compensation in the condensed consolidated financial statements for the three and six months ended June 30, 2003 or 2002.  The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for employee stock options and other stock-based compensation. Under this method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss:
As Reported	$(26.1)	$(85.6)	$(40.0)	$(91.6)
Pro Forma	$(30.2)	$(90.9)	$(44.1)	$(96.9)
Net loss per share - basic and diluted:
As Reported	$(0.53)	$(1.78)	$(0.81)	$(1.91)
Pro Forma	$(0.61)	$(1.89)	$(0.90)	$(2.02)

NOTE 7. PRIVATE OFFERING

On April 2, 2002, DDi Corp. completed its private offering of $100.0 million aggregate principal amount of 6.25% Convertible Subordinated Notes due April 1, 2007.  These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.04 per share, subject to certain adjustments.  These notes generated proceeds of $95.8 million, net of underwriting discounts.  Approximately $47.9 million of the net proceeds from the sale were used to repay a portion of the Senior Term Facility, $12.5 million was placed in a restricted account and the remainder has been and is being used for working capital and general corporate purposes.

NOTE 8. ACQUISITION OF KAMTRONICS LIMITED

On October 24, 2002, DDi Europe completed the acquisition of Kamtronics Limited (“Kamtronics”), a market leader in sourcing printed circuit boards for European customers, based in Calne, England, for approximately $4.2 million plus contingent consideration based on earnings in each of the two years following the date of acquisition.  No contingent consideration has been earned or recorded as of June 30, 2003.  If contingent consideration is earned and paid, it will be capitalized as additional purchase price.  The total purchase price has been allocated to underlying assets acquired and liabilities assumed based upon their respective fair market value at the date of acquisition.

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

The Company’s chief operating decision maker is the Chief Executive Officer.  Based on the evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment which designs, develops, manufactures, assembles and tests complex printed circuit boards, back panels and related electronic products.  The Company operates in two geographical areas, domestic (U.S.A.) and international.  Revenues are attributed to the country to which the product is sold.  Revenues by product and service are not reported as it is impracticable to do so.  During the three and six months ended June 30, 2003 and 2002, respectively, there were no material assets in or revenues realized from any individual foreign country.

The following summarizes net sales for DDi Corp. by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales:
Domestic	$33,349	$44,229	$71,090	$88,968
Europe	20,760	14,820	41,453	30,800
Other	2,114	3,063	5,341	4,832

Total	$56,223	$62,112	$117,884	$124,600

Net sales by geographic area for DDi Capital for the three and six months ended June 30, 2003 and 2002 were the same as DDi Corp. except the sales to Europe were $0.4 million and $0.1 million for the three months ended June 30, 2003 and 2002, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2003 and 2002.

The following summarizes long-lived assets for DDi Corp. by geographic area (in thousands):

	June 30, 2003	December 31, 2002

Long-lived assets:
Domestic	$54,758	$65,173
International	46,023	46,531

Total	$100,781	$111,704

Long-lived assets for DDi Capital as of June 30, 2003 and December 31, 2002 consist of $48,855 and $58,556, respectively, in domestic long-lived assets and $4,270 and $3,653, respectively, in international long-lived assets.

NOTE 10. GOODWILL AND INTANGIBLES

On January 1, 2002, the Company adopted SFAS Nos. 141 and 142.  SFAS No. 141 “Business Combinations” requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid.  SFAS No. 142 “Goodwill and Other Intangible Assets” establishes that goodwill and certain intangible assets will not be amortized and the amortization period of certain intangible assets will no longer be limited to forty years.  In addition, SFAS No. 142 requires that goodwill and intangible assets that are not amortized be tested for impairment at least annually.  The Company will complete its annual impairment test in the fourth quarter of its fiscal year.  The Company also performs quarterly impairment tests if circumstances related to the Company’s business deem it necessary.

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

The Company operates in one reportable segment (see Note 9).  The Company separately monitors the financial performance of its North American and European operations.  Further, each of these operations generally serves a distinct customer base.  Based upon these facts, the Company considers the North American and European operations its reporting units for the assignment of goodwill.  The Company’s European operations consist of entities acquired in conjunction with the MCM Electronics purchase transaction in 2000; the Thomas Walter purchase transaction in 2001 and the Kamtronics purchase transaction in 2002.  The amount of goodwill attributable to the European operations was the amount generated in the purchase transactions, net of related amortization through December 31, 2001 and the associated reclassifications of deferred tax liabilities to goodwill.  All other goodwill was related to the Company’s North American operations.

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

In the second quarter of 2003, the Company amended the contingent consideration relating to a prior purchase transaction and replaced it with a settlement of $2.0 million to be paid over the next three years.  This amount was originally capitalized as additional purchase price to goodwill.  However, due to evolving financial factors affecting the Company’s business, primarily the Company’s recent discussions with its senior lenders, convertible subordinated noteholders and other stakeholders, and based on business valuations that indicated the book value of goodwill was in excess of its fair value, the Company recorded goodwill impairment charges of $2.0 million for DDi Capital and DDi Corp.during the quarter ended June 30, 2003.

SFAS No. 142 requires a second step analysis whenever a reporting unit’s book value exceeds its estimated fair value.  This analysis requires the Company to estimate the fair value of the reporting unit’s individual assets and liabilities to complete this analysis to determine if any adjustments to the estimated goodwill impairment charges recorded are necessary.  The Company expects to complete this analysis in the quarter ending December 31, 2003.

Goodwill for DDi Corp. is $14.2 million and $14.0 million as of June 30, 2003 and December 31, 2002, respectively, which represents the goodwill of DDi Europe.  Goodwill for DDi Capital consists entirely of North American goodwill which had no value as of June 30, 2003 and December 31, 2002.

NOTE 11. RESTRUCTURING AND OTHER RELATED CHARGES

In 2001, management and the Company’s Board of Directors approved a plan to close its Garland, Texas and Marlborough, Massachusetts facilities.  In 2002, management and the Company’s Board of Directors approved a plan to close its Dallas, Texas and Moorpark, California facilities and selected design centers and to restructure various European operations.  The closure of all of these facilities was effectively complete by December 31, 2002.  In addition to the facility closures during 2002, management and the Company’s Board of Directors also approved a plan to write-down unutilized assets, streamline certain manufacturing facilities, eliminate certain sales offices, including the office based in Tokyo, and to scale down its Anaheim, California facility.

In the first quarter of 2003, DDi Capital and DDi Corp. recorded charges totaling $0.4 million and $0.5 million, respectively, which were classified as “Restructuring and other related charges.”  Such charges primarily represent revision of estimates from previously recorded restructuring charges and consisted of $0.2 million in accrued restructuring expenses and $0.2 million and $0.3 million in severance and other exit costs for DDi Capital and DDi Corp., respectively.  The accrued restructuring expenses of $0.2 million relate to other exit costs for both DDi Capital and DDi Corp.

In the second quarter of 2003, the Company sold certain assets of its Dallas-based electronic enclosure operations.  In conjunction with this sale, the Company received $0.5 million in cash and subsequently paid-off all of the outstanding lease obligations of $0.8 million.  In addition, during the second quarter of 2003, management and the Company’s Board of Directors approved a plan down-sizing its Virginia and Anaheim, California workforces.

“Restructuring and other related charges” recorded in the second quarter of 2003 totaled $4.7 million and $5.0 million for DDi Capital and DDi Corp., respectively.  Such charges consist of $1.7 million relating to impairment of inventory which are reflected as a component of cost of goods sold, $1.0 relating to impairment of net property, plant and equipment primarily related to the Dallas-based electronics enclosure operations the Company sold, $0.3 million in estimated facilities closure costs, $0.1 million in other exit costs and $1.3 million in accrued restructuring expenses for both DDi Capital and DDi Corp.  The charges recorded in the current quarter also consist of severance expenses of $0.3 million and $0.6 million for DDi Capital and DDi Corp., respectively.  The accrued restructuring expenses primarily relate to severance and related expenses associated with involuntary termination of 248 and 250 staff and management employees for DDi Capital and DDi Corp., respectively.

Total accrued restructuring expenses at June 30, 2003 were $4.4 million for DDi Capital and $4.6 million for DDi Corp.  These accrued restructuring expenses represented $2.7 million for DDi Capital and $2.9 million for DDi Corp. in estimated facilities closure costs, $1.5 million for in severance and related expenses and $0.2 million in other exit costs for both DDi Capital and DDi Corp.

NOTE 12. REORGANIZATION EXPENSES

During the fourth quarter of 2002, the Company initiated plans to restructure debt and retain employees. These efforts resulted in reorganization charges of $2.7 million and $3.3 million in DDi Capital and DDi Corp., respectively, for the first quarter of 2003.  Of these amounts, $2.0 million is related to professional fees and $0.7 million and $1.3 million for DDi Capital and DDi Corp., respectively, is related to personnel retention costs under the Dynamic Details Key Employee Retention Program (“KERP”) of which $0.7 million and $0.8 million for DDi Capital and DDi Corp., respectively, are included in accrued expenses at June 30, 2003.

In the second quarter of 2003, the Company recorded reorganization charges of $2.4 million and $2.7 million in DDi Capital and DDi Corp., respectively.  Of these amounts, $1.7 million and $1.9 million for DDi Capital and DDi Corp., respectively, is related to professional fees and $0.7 million and $0.8 million for DDi Capital and DDi Corp., respectively, is related to personnel retention costs under the Dynamic Details KERP of which $0.7 million and $0.8 million for DDi Capital and DDi Corp., respectively, is included in accrued expenses at June 30, 2003. The maximum remaining commitment as of June 30, 2003, dependent on future service and therefore not accrued in the consolidated financial statements, related to each of the remaining installment payments under the KERP are estimated to be $1.3 million and $1.5 million for DDi Capital and DDi Corp., respectively.

Total accrued reorganization expenses at June 30, 2003 were $1.4 million for DDi Capital and $1.6 for DDi Corp.  All of these accrued reorganization expenses represent the personnel retention costs under the Dynamic Details KERP.

NOTE 13. COMPREHENSIVE LOSS

SFAS No. 130 “Reporting Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components.  Comprehensive loss includes unrealized holding gains and losses and other items that have previously been excluded from net loss and reflected instead in stockholders’ equity.  Comprehensive loss for DDi Capital and DDi Corp. consists of net loss plus the effect of foreign currency translation adjustments, unrealized holding gains (losses) on marketable securities classified as available-for-sale and unrealized net gains on interest rate swaps and related unrealized net tax impact.

As a result of the termination of the Company’s interest rate swap agreement (see Note 4), the Company reclassified the amount of net unrealized losses on interest rate swaps reported in accumulated other comprehensive income into operations during the quarter ended June 30, 2003.

NOTE 14.  SUBSEQUENT EVENTS

Proposed Restructuring and Proposed Proceedings under Chapter 11 of the Bankruptcy Code

On May 13, 2003, the Company announced that it had reached an agreement in principle on a restructuring plan with a steering committee of the senior lender group of the Senior Credit Facility, and with a steering committee of the ad hoc committee of the holders of the Convertible Subordinated Notes.  The restructuring proposal contemplated, among other things, the restructuring of the pre-restructuring Senior Credit Facility, the cancellation of the pre-restructuring Convertible Subordinated Notes and the related issuance of shares of new common stock of DDi Corp. and new preferred stock of DDi Europe to the holders of the Convertible Subordinated Notes.  The agreement in principle also anticipated that the claims of the holders of the Senior Discount Notes would also be restructured.

On August 1, 2003, the Debtors entered into a Restructuring Support Agreement with 100% of the holders of the Senior Indebtedness with respect to the terms of the Debtors’ proposed plan of reorganization and the out-of-court restructuring of the Senior Indebtedness. On August 8, 2003, the Debtors and convertible subordinated note holders holding approximately 63% of the outstanding principal amount of the Convertible Subordinated Notes (the “Convertible Subordinated Note Holders”) entered into a Plan Support Agreement with respect to the terms of the Debtors’ proposed plan of reorganization.  Pursuant to the Restructuring Support Agreement and the Plan Support Agreement, the holders of the Senior Indebtedness and the Convertible Subordinated Note Holders, respectively, agreed to support the plan as long as the respective Restructuring Support Agreement and Plan Support Agreement remain in effect.  As is commonly the case in this type of restructuring, the holders of the Senior Indebtedness and the Convertible Subordinated Note Holders will not be required to continue to support the plan of reorganization and the out-of-court restructuring of the Senior Indebtedness if certain events occur.  Such events include (but are not limited to) the modification of the plan in a manner not agreed to by the holders of the Senior Indebtedness and the Convertible Subordinated Note Holders, the appointment of a bankruptcy trustee or other receiver, the plan not being confirmed by the Bankruptcy Court by December 15, 2003, and the plan not being effective by January 8, 2004.  In addition, the Debtors and the holders of approximately 43% of the outstanding principal amount of the Senior Discount Notes (the “Senior Discount Note Holders”) also reached an agreement in principle with respect to the terms of the Debtors’ proposed plan of reorganization.

The Restructuring Support Agreement and Plan Support Agreement each required that the Debtors file voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code by August 15, 2003. The Debtors had prepared such petitions but were unable to make such filings due to power outages in New York and the resulting closure of the United States Bankruptcy Court for the Southern District of New York on that date. The interested parties to the Restructuring Support Agreement and Plan Support Agreement have informally indicated to the Debtors that due to such circumstances, they will not consider the failure to have filed the petitions on August 15, 2003 to be a material breach of the agreements. The Debtors are currently negotiating written waivers of the applicable provisions of the Restructuring Support Agreement and an amendment of the Plan Support Agreement which will formally waive any technical breaches due to failure to file the voluntary petitions by August 15, 2003 and which will extend the date upon which the voluntary petitions must be filed until August 21, 2003 as well as the date upon which the plan of reorganization must be filed until August 30, 2003. The Debtors anticipate that they will receive the required Restructuring Support Agreement waivers as well as the amendment to the Plan Support Agreement by August 21, 2003.

In addition, the Debtors are currently negotiating a Senior Discount Noteholders Plan Support Agreement with holders of approximately 70% of the outstanding principal amount of Senior Discount Notes, in which such holders are being asked to agree to support the Debtors’ proposed plan of reorganization for as long as the agreement remains in effect. The proposed Senior Discount Noteholders Plan Support Agreement would also require that the voluntary petitions be filed by August 21, 2003 and that the plan of reorganization be filed by August 30, 2003. Similar to the Restructuring Support Agreement and Plan Support Agreement, the holders of Senior Discount Notes would not be required to continue to support the plan of reorganization and the out-of-court restructuring of the Senior Discount Notes if certain events occur. Those events are similar to the termination events in the Restructuring Support Agreement and Plan Support Agreement described above.

The Debtors intend to file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on or before August 21, 2003. The Debtors also intend to file a pre-arranged plan of reorganization and related disclosure statement with the Bankruptcy Court on or before August 30, 2003. The Company currently estimates that the Debtors will emerge from bankruptcy within 90 to 120 days after the filing of the voluntary petitions.

The consensual restructuring of the Convertible Subordinated Notes, the Senior Discount Notes and the existing shares of DDi Corp. common stock will be accomplished by the filing of the pre-arranged plan of reorganization.  The consensual restructuring of the Senior Indebtedness is being effected outside the plan of reorganization pursuant to the Restructuring Support Agreement.

The principal effects of the restructuring and the plan of reorganization that the Debtors expect to file will be as follows:

Senior Credit Facility.  The full principal amount of the Senior Credit Facility (which consists of $1.2 million in letters of credit and $71.7 million senior term loans comprising the outstanding balance of the senior term loans of $65.9 million at June 30, 2003 and the outstanding liability resulting from the interest rate swap termination (see Note 4) of $5.8 million), plus all accrued interest and fees will be restructured, pursuant to an out-of-court agreement as follows:

•

The Tranche A Revolving and Term Loan Facility shall be in an aggregate amount of $15 million which shall be available as a revolving loan until June 30, 2005 at which time any outstanding amounts under such facility shall be converted to a Tranche A Term Loan with a maturity date of April 15, 2008.  The Tranche B Term Loan shall consist of $57.9 million plus any accrued and unpaid interest under the pre-restructuring senior secured credit facility.  The Tranche B Term Loan will mature on April 15, 2008. No significant amortization under either Tranche will be due until 2005.

•

The holders of the Company’s restructured senior secured credit facility will receive warrants representing 10% of the Company’s common stock, on a fully diluted basis.  The warrants will be held in escrow and will be exercisable after the twenty-four month anniversary of the effective date of the restructuring, but will be subject to cancellation in whole or in part if the Company meets certain conditions involving the permanent prepayment of the restructured senior credit facility on or before such anniversary date.

5.25% Convertible Subordinated Notes.  Each holder of the 5.25% convertible subordinated notes, of which $100 million in principal amount is currently outstanding, will receive a pro rata share of (a) 43.2% of the new outstanding common stock of the Company, subject to dilution for issuance of new common stock in connection with the exercise of the new stock options to be issued under the Company’s new management equity incentive plan, which is described below, and the new senior lender warrants, and (b) shares of a new class of preferred stock of DDi Europe, the Company’s European operating company, with an annual dividend of 15% and an aggregate liquidation preference of $7.5 million.  The existing 5.25% convertible subordinated notes will be cancelled pursuant to the plan.

6.25% Convertible Subordinated Notes.  Each holder of the Company’s of 6.25% convertible subordinated notes, of which $100 million in principal amount is currently outstanding, will receive a pro rata share of (a) 50.8% of the new outstanding common stock of the Company, subject to dilution for issuance of new common stock in connection with the exercise of the new stock options to be issued under the Company’s new management equity incentive plan, which is described below, and the new senior lender warrants, and (b) shares of a new class of preferred stock of DDi Europe, with an annual dividend of 15% and an aggregate liquidation preference of $7.5 million.  The existing 6.25% convertible subordinated notes will be cancelled pursuant to the plan.

DDi Capital Senior Discount Notes.  Each holder of the Senior Discount Notes, of which $16.09 million in principal amount is currently outstanding, will receive restructured senior discount notes with a maturity date of January 1, 2009.  Payment-in-kind interest on such restructured senior discount notes would accrue at 16%, with a mechanism to transition to cash pay at 14%, subject to certain terms and conditions.  The holders of the Senior Discount Notes will also receive warrants representing 2.5% of the Company’s common stock, subject to dilution for issuance of new common stock in connection with the exercise of the new stock options to be issued under DDi Corp.’s new management equity incentive plan, which is described below, and the new senior lender warrants.  The warrants will be held in escrow and will be exercisable after the twenty-four month anniversary of the effective date of the restructuring, but will be subject to forfeiture if the Company meets certain conditions involving the permanent prepayment of the restructured Senior Discount Notes on or before such anniversary date.

Management Equity Incentive Plan.  The Company will establish a new management equity incentive plan.  Under the new management equity incentive plan, (a) the Company will issue shares of restricted stock equaling five percent (5%) of the reorganized Company’s common stock to the Company’s management, and (b) the Company may issue options for up to an additional ten percent (10%) of the Company’s common stock for members of the Company’s  management.

Current Equity.  On the effective date of the plan of reorganization, the current common equity holders will receive 1% of the equity in the restructured Company, subject to dilution for issuance of equity in connection with the exercise of the Company’s new options and new senior lender warrants following the restructuring.

Because the terms of the proposed plan of reorganization and the out-of-court restructuring of the Senior Indebtedness have been agreed upon by holders holding approximately 63% of the outstanding principal amount of the Convertible

Subordinated Notes, are supported by the holders of 100% of the Senior Indebtedness, and are the subject of an agreement in principle between the Debtors and the holders of approximately 43% of the outstanding principal amount of the Senior Discount Notes, the Company believes there is a strong likelihood that the proposed restructuring will be confirmed.

The Debtors will continue to conduct their business through their non-debtor operating subsidiaries, Dynamic Details and DDi Europe.  The Debtors will manage their properties as debtors-in-possession during the pendency of the proposed Chapter 11 Cases. The proposed Chapter 11 Cases are expected to only minimally affect the operating businesses of the Debtors’ non-debtor affiliates.

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

This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Capital’s and DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Net Sales
DDi Capital net sales decreased $11.6 million (24%) to $35.8 million for the three months ended June 30, 2003, from $47.4 million for the same period in 2002. Such decrease in net sales reflects the disposition of certain non-core facilities during the latter part of 2002 and in April 2003 and a reduction in the average price per panel reflecting softened economic conditions in North America.  DDi Corp. net sales decreased $5.9 million (10%) to $56.2 million for the three months ended June 30, 2003, from $62.1 million for the same period in 2002.  The decrease in DDi Corp. net sales is due to the net decrease in DDi Capital net sales discussed above, as well as a reduction in the average price per panel reflecting softened economic conditions in Europe, partially offset by the acquisition of Kamtronics in October 2002 and growth in U.K. assembly operations.

Gross Profit
DDi Capital gross profit decreased $1.2 million (71%) to $0.5 million for the three months ended June 30, 2003, from $1.7 million for the same period in 2002.  DDi Corp. gross profit decreased $0.7 million (26%) to $2.0 million for the three months ended June 30, 2003, from $2.7 million for the same period in 2002.  The decreases in the Company’s gross profit resulted from the lower level of net sales generated in 2003.

Sales and Marketing Expenses
DDi Capital sales and marketing expenses decreased $1.8 million (32%) to $3.8 million for the three months ended June 30, 2003, from $5.6 million for the same period in 2002. DDi Corp. sales and marketing expenses decreased $1.4 million (23%) to $4.8 million for the three months ended June 30, 2003, from $6.2 million for the same period in 2002.  Such decreases in sales and marketing expenses resulted from the lower level of net sales generated in 2003 and from various cost control initiatives implemented throughout 2002 and 2003.

General and Administration Expenses
DDi Capital general and administration expenses decreased $0.6 million (21%) to $2.3 million for the three months ended June 30, 2003, from $2.9 million for the same period in 2002. DDi Corp. general and administration expenses decreased $0.4 million (9%) to $4.2 million for the three months ended June 30, 2003, from $4.6 million for the same period in 2002.   Such decreases in general and administration expenses resulted from various cost control initiatives implemented throughout 2002 and 2003.

Goodwill Impairment
Goodwill impairment for both DDi Capital and DDi Corp. was $2.0 million for the three months ended June 30, 2003, compared to $45.0 million for DDi Capital and $60.0 million for DDi Corp. for the three months ended June 30, 2002.  The impairment charge for 2003 relates to the additional purchase price for a prior acquisition initially capitalized in the second quarter of 2003 (see Note 10 to the condensed consolidated financial statements).  The impairment charge for 2002 was incurred because the book value of goodwill was in excess of its fair value, as determined by the Company’s market capitalization.

Restructuring and Other Related Charges
Restructuring and related charges were $3.0 million for DDi Capital and $3.3 million for DDi Corp. for the three months ended June 30, 2003, compared to $13.8 million for DDi Capital and $14.4 million for DDi Corp. for the three months ended June 30, 2002.  Such charges in the current quarter represent the costs associated with the sale of certain assets of the Company’s Dallas-based electronic enclosure operations and the down-sizing of its Virginia and Anaheim, California workforces (see Note 11 to the condensed consolidated financial statements).  Charges for the three months ended June 30, 2002, represent incremental costs incurred in connection with management’s decision to close various facilities, eliminate additional overhead, and remove underutilized assets from productive service.

Reorganization Expenses
Reorganization expenses were $2.4 million for DDi Capital and $2.7 million for DDi Corp., respectively, for the three months ended June 30, 2003 and $0 for both DDi Capital and DDi Corp. for the three months ended June 30, 2002.  Such charges represent $1.7 million for DDi Capital and $1.9 million for DDi Corp. of costs relating to professional fees incurred in connection with our efforts to effect a plan of reorganization to deleverage our capital structure and $0.7 million for DDi Capital and $0.8 million of costs relating to our Key Employee Retention Plan (see Note 12 to the condensed consolidated financial statements).

Loss on Interest Rate Swap Termination
DDi Capital and DDi Corp. recorded a loss on interest rate swap termination of $5.6 million for the three months ended June 30, 2003.  The loss relates to the termination of the interest rate swap agreement related to the senior term facility (see Note 4 to the condensed consolidated financial statements).

Net Interest Expense
DDi Capital net interest expense increased $1.7 million to $2.3 million for the three months ended June 30, 2003, from $0.6 million for the same period in 2002.  The increase in net interest expense for DDi Capital is due to the net non-cash credits  resulting from a write-off of debt issuance costs in connection with the prepayment of a portion of the Dynamic Details senior term facility and the modification of the related interest rate swap agreement recorded in 2002.  DDi Corp. net interest expense increased $1.6 million to $6.0 million for the three months ended June 30, 2003, from $4.4 million for the same period in 2002.  The increase in net interest expense reflects the increase in net interest expense incurred by DDi Capital, and also by interest expense incurred on the DDi Corp. 6.25% convertible subordinated notes issued in April 2002.

Income Taxes
The DDi Capital effective tax rate was approximately 1.0% for the three months ended June 30, 2003 and for the same period in 2002.  The DDi Corp. effective income tax rate increased to a benefit rate of approximately 2.0% for the three months ended June 30, 2003, as compared to a benefit rate of 1.4% for the same period in 2002.  During the three months ended June 30, 2003, the Company’s effective tax rates reflect the impact of valuation allowances on US federal and state deferred tax assets generated in the current period.  During the three months ended June 30, 2002, the Company’s effective tax rates reflect the impact of substantial non-deductible items, primarily the goodwill impairment and valuation allowances relating to certain state deferred tax assets, including state tax credits.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Net Sales
DDi Capital net sales decreased $17.4 million (18%) to $77.0 million for the six months ended June 30, 2003, from $94.4 million for the same period in 2002.  Such decrease in net sales reflects the disposition of certain non-core facilities during the latter part of 2002 and April 2003 and a reduction in the average price per panel reflecting softened economic conditions in North America, partially offset by growth in U.S. assembly operations.  DDi Corp. net sales decreased $6.7 million (5%) to $117.9 million for the six months ended June 30, 2003, from $124.6 million for the same period in 2002.  The decrease in DDi Corp. net sales is due to the net decrease in DDi Capital net sales discussed above, as well as a reduction in the average price per panel reflecting softened economic conditions in Europe, partially offset by the acquisition of Kamtronics in October 2002 and growth in U.K. assembly operations.

Gross Profit
DDi Capital gross profit decreased $2.8 million (43%) to $3.7 million for the six months ended June 30, 2003, from $6.5 million for the same period in 2002.  DDi Corp. gross profit decreased $2.7 million (30%) to $6.4 million for the six months ended June 30, 2003, from $9.1 million for the same period in 2002.  The decreases in the Company’s gross profit resulted from both the lower level of net sales generated in 2003 and the restructuring related inventory impairment (see Note 11 to the condensed consolidated financial statements).

Sales and Marketing Expenses
DDi Capital sales and marketing expenses decreased $3.7 million (33%) to $7.7 million for the six months ended June 30, 2003, from $11.4 million for the same period in 2002. DDi Corp. sales and marketing expenses decreased $3.0 million (24%) to $9.4 million for the six months ended June 30, 2003, from $12.4 million for the same period in 2002.  Such decreases in sales and marketing expenses resulted from the lower level of net sales generated in 2003 and from various cost control initiatives implemented throughout 2002 and 2003.

General and Administration Expenses
DDi Capital general and administration expenses decreased $1.3 million (22%) to $4.6 million for the six months ended June 30, 2003, from $5.9 million for the same period in 2002. DDi Corp. general and administration expenses decreased $0.6 million (7%) to $8.3 million for the six months ended June 30, 2003, from $8.9 million for the same period in 2002.   Such decreases in general and administration expenses resulted from various cost control initiatives implemented throughout 2002 and 2003.

Goodwill Impairment
Goodwill impairment for both DDi Capital and DDi Corp. was $2.0 million for the six months ended June 30, 2003, compared to $45.0 million for DDi Capital and $60.0 million for DDi Corp. for the six months ended June 30, 2002.  The impairment charge for 2003 relates to the additional purchase price for a prior acquisition initially capitalized in the second quarter of 2003 (see Note 10 to the condensed consolidated financial statements).  The impairment charge for 2002 was incurred because the book value of goodwill was in excess of its fair value, as determined by the Company’s market capitalization.

Restructuring and Other Related Charges
Restructuring and related charges were $3.4 million for DDi Capital and $3.8 million for DDi Corp. for the six months ended June 30, 2003, compared to $13.8 million for DDi Capital and $14.4 million for DDi Corp. for the six months ended June 30, 2002.  Such charges in the current year represent the costs associated with the sale of certain assets of the Company’s Dallas-based electronic enclosure operations and the down-sizing of its Virginia and Anaheim, California workforces (see Note 11 to the condensed consolidated financial statements).  Charges for the six months ended June 30, 2002, represent incremental costs incurred in connection with management’s decision to close various facilities, eliminate additional overhead, and remove underutilized assets from productive service.

Reorganization Expenses
Reorganization expenses were $5.1 million for DDi Capital and $6.0 million for DDi Corp., respectively.  Such charges represent $3.7 million for DDi Capital and $3.9 million for DDi Corp. of costs relating to professional fees incurred in connection with our efforts to effect a plan of reorganization to deleverage our capital structure and $1.4 million for DDi Capital and $2.1 million of costs relating to our Key Employee Retention Plan (see Note 12 to the condensed consolidated financial statements).

Loss on Interest Rate Swap Termination
DDi Capital and DDi Corp. recorded a loss on interest rate swap termination of $5.6 million for the six months ended June 30, 2003.  The loss relates to the termination of the interest rate swap agreement related to the senior term facility (see Note 4 to the condensed consolidated financial statements).

Net Interest Expense
DDi Capital net interest expense increased $0.7 million to $4.8 million for the six months ended June 30, 2003, from $4.1 million for the same period in 2002.  The increase in net interest expense for DDi Capital is due to the net non-cash credits  resulting from a write-off of debt issuance costs in connection with the prepayment of a portion of the Dynamic Details senior term facility and the modification of the related interest rate swap agreement recorded in 2002.   DDi Corp. net interest expense increased $2.5 million to $12.3 million for the six months ended June 30, 2003, from $9.8 million for the same period in 2002.  The increase in net interest expense reflects the increase in net interest expense incurred by DDi Capital, and also by interest expense incurred on the DDi Corp. 6.25% convertible subordinated notes issued in April 2002.

Income Taxes
The DDi Capital effective tax rate decreased to a tax rate of approximately 1.3% for the six months ended June 30, 2003, from a benefit rate of 3.3% for the same period in 2002.  The DDi Corp. effective income tax rate decreased to a benefit rate of approximately 2.7% for the six months ended June 30, 2003, as compared to a benefit rate of 5.4% for the same period in 2002.  During the six months ended June 30, 2003, the Company’s effective tax rates reflect the impact of valuation allowances on US federal and state deferred tax assets generated in the current period.  During the six months ended June 30, 2002, the Company’s effective tax rates reflect the impact of substantial non-deductible items, primarily the goodwill impairment and valuation allowances relating to certain state deferred tax assets, including state tax credits.

Liquidity and Capital Resources

Proposed Restructuring

On May 13, 2003, the Company announced that it had reached an agreement in principle on a restructuring plan with a steering committee of the senior lender group of the Dynamic Details senior credit facility (the “Senior Credit Facility,” or “Senior Indebtedness”), and with a steering committee of the ad hoc committee of the holders of the 5.25% and 6.25% convertible subordinated notes of the Company (the “Convertible Subordinated Notes”).  The restructuring proposal contemplated, among other things, the restructuring of the pre-restructuring Senior Credit Facility, the cancellation of the pre-restructuring Convertible Subordinated Notes and the related issuance of shares of new common stock of DDi Corp. and new preferred stock of DDi Europe to the holders of the Convertible Subordinated Notes.  The agreement in principle also anticipated that the claims of the holders of the DDi Capital 12.5% senior discount notes (the “Senior Discount Notes”) would also be restructured.

On August 1, 2003, DDi Corp. and DDi Capital (the “Debtors”) entered into a Restructuring Support Agreement with 100% of the holders of the Senior Indebtedness with respect to the terms of the Debtors’ proposed plan of reorganization and the out-of-court restructuring of the Senior Indebtedness. On August 8, 2003, the Debtors and convertible subordinated note holders holding approximately 63% of the outstanding principal amount of the Convertible Subordinated Notes (the “Convertible Subordinated Note Holders”) entered into a Plan Support Agreement with respect to the terms of the Debtors’ proposed plan of reorganization.  Pursuant to the Restructuring Support Agreement and the Plan Support Agreement, the holders of the Senior Indebtedness, and the Convertible Subordinated Note Holders, respectively, agreed to support the plan as long as the respective Restructuring Support Agreement and Plan Support Agreement remain in effect.  As is commonly the case in this type of restructuring, the holders of the Senior Indebtedness and the Convertible Subordinated Note Holders will not be required to continue to support the plan of reorganization and the out-of-court restructuring of the Senior Indebtedness if certain events occur.  Such events include (but are not limited to) the modification of the plan in a manner not agreed to by the holders of the Senior Indebtedness and the Convertible Subordinated Note Holders, the appointment of a bankruptcy trustee or other receiver, the plan not being confirmed by the Bankruptcy Court by December 15, 2003, and the plan not being effective by January 8, 2004.  In addition, the Debtors and the holders of approximately 43% of the outstanding principal amount of the Senior Discount Notes (the “Senior Discount Note Holders”) also reached an agreement in principle with respect to the terms of the Debtors’ proposed plan of reorganization.

The Restructuring Support Agreement and Plan Support Agreement each required that the Debtors file voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code by (collectively the “Chapter 11 cases”)August 15, 2003. The Debtors had prepared such petitions but were unable to make such filings due to power outages in New York and the resulting closure of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”)on that date. The interested parties to the Restructuring Support Agreement and Plan Support Agreement have informally indicated to the Debtors that due to such circumstances, they will not consider the failure to have filed the petitions on August 15, 2003 to be a material breach of the agreements. The Debtors are currently negotiating written waivers of the applicable provisions of the Restructuring Support Agreement and an amendment of the Plan Support Agreement which will formally waive any technical breaches due to failure to file the voluntary petitions by August 15, 2003 and which will extend the date upon which the voluntary petitions must be filed until August 21, 2003 as well as the date upon which the plan of reorganization must be filed until August 30, 2003. The Debtors anticipate that they will receive the required Restructuring Support Agreement waivers as well as the amendment to the Plan Support Agreement by August 21, 2003.

In addition, the Debtors are currently negotiating a Senior Discount Noteholders Plan Support Agreement with holders of approximately 70% of the outstanding principal amount of Senior Discount Notes, in which such holders are being asked to agree to support the Debtors’ proposed plan of reorganization for as long as the agreement remains in effect. The proposed Senior Discount Noteholders Plan Support Agreement would also require that the voluntary petitions be filed by August 21, 2003 and that the plan of reorganization be filed by August 30, 2003. Similar to the Restructuring Support Agreement and Plan Support Agreement, the holders of Senior Discount Notes would not be required to continue to support the plan of reorganization and the out-of-court restructuring of the Senior Discount Notes if certain events occur. Those events are similar to the termination events in the Restructuring Support Agreement and Plan Support Agreement described above.

The Debtors intend to file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on or before August 21, 2003. The Debtors also intend to file a pre-arranged plan of reorganization and related disclosure statement with the Bankruptcy Court on or before August 30, 2003. The Company currently estimates that the Debtors will emerge from bankruptcy within 90 to 120 days after the filing of the voluntary petitions.

The consensual restructuring of the Convertible Subordinated Notes, the Senior Discount Notes and the existing shares of DDi Corp. common stock will be accomplished by the filing of the pre-arranged plan of reorganization.  The consensual restructuring of the Senior Indebtedness is being effected outside the plan of reorganization pursuant to the Restructuring Support Agreement.

The purpose of the plan of reorganization is to restructure the Debtors’ public debt to provide the Debtors with a capital structure that can be supported by the cash flows of their operating subsidiaries.  To that end, the plan of reorganization is expected to reduce the Debtors’ debt by more than $194 million and its future annual cash interest expense by approximately $11 million.

Because the terms of the proposed plan of reorganization and the out-of-court restructuring of the Senior Indebtedness have been agreed upon by holders holding approximately 63% of the outstanding principal amount of the Convertible Subordinated Notes, are supported by the holders of 100% of the Senior Indebtedness, and are the subject of an agreement in principle between the Debtors and the holders of approximately 43% of the outstanding principal amount of the Senior Discount Notes, the Company believes there is a strong likelihood that the proposed restructuring will be confirmed  (see Note 14 to the condensed consolidated financial statements regarding the proposed restructuring and the proposed proceedings under Chapter 11 of the Bankruptcy Code).

Following the filing of the Chapter 11 Cases, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. Based on negotiations with various parties in interest, DDi Corp. and DDi Capital will file a pre-arranged plan of reorganization with the Bankruptcy Court to reorganize DDi Corp.’s and DDi Capital’s businesses and to restructure their obligations.  It is anticipated that this plan of reorganization will change the amounts reported in the financial statements and cause a material change in the carrying amount of assets and liabilities. Future financial statements will be prepared in accordance with the AICPA’s Statement of Position 90-7 (“SOP 90-7”) “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”  SOP 90-7 requires, under certain circumstances, that entities adopt fresh-start reporting upon emergence from Chapter 11. Fresh-start reporting involves allocating the reorganization value of the entity (which generally approximates fair value) to the entity’s assets and liabilities. SOP 90-7 also requires the debtor to segregate pre-petition liabilities that are subject to compromise and identify all transactions and events that are directly associated with the reorganization of the debtor.  A portion of the liabilities recorded at June 30, 2003 are expected to be subject to compromise. Also in accordance with SOP 90-7, after the filing date, interest will no longer be accrued on any unsecured debt.

Outstanding Debt and Other Financing Arrangements

We are currently in default under the Senior Credit Facility, the Convertible Subordinated Notes and the Senior Discount Notes. As a result of the defaults,  we have classified all indebtedness relating to the Senior Credit Facility of approximately $68.5 million, the aggregate $200 million of indebtedness relating to the Convertible Subordinated Notes, and the approximately $16.1 million of indebtedness relating to the Senior Discount Notes as current liabilities.  On April 25, 2003, pursuant to notification by the counter-party of their intent to exercise their right to terminate the interest rate swap agreement, the agreement was terminated at a cost of $5.8 million, the fair market value of the liability at termination (see Note 3 to the condensed consolidated financial statements regarding the proposed restructuring and the proposed proceedings under Chapter 11 of the Bankruptcy Code).

On August 1, 2003, Dynamic Details amended its Senior Credit Facility.  The amendment defers all remaining principal amortization payments in 2003, including the one due on August 1, 2003, to January 30, 2004, subject to earlier acceleration upon the happening of specified events. Interest and fees remain payable currently.

The Convertible Subordinated Notes are obligations of DDi Corp., which is a holding company.  As a result, the Convertible Subordinated Notes are structurally subordinated to the liabilities of DDi Corp.’s  subsidiaries, including DDi Capital and Dynamic Details.  Accordingly, the Convertible Subordinated Notes effectively rank junior to the Senior Credit Facility and the Senior Discount Notes.  Similarly, the Senior Discount Notes are structurally subordinated to the liabilities of Dynamic Details, including the Senior Credit Facility.  The Senior Credit Facility, which is jointly and severally guaranteed by DDi Capital and its subsidiaries and collateralized by the assets of all of DDi Corp.’s domestic subsidiaries and pledges of the stock thereof, effectively ranks senior to the Convertible Subordinated Notes and the Senior Discount Notes.

DDi Europe has an outstanding credit facility with the Bank of Scotland (the “DDi Europe Facilities Agreement”). The DDi Europe Facilities Agreement expires on September 30, 2007 and requires DDi Europe to meet financial ratios and to comply with other restrictive covenants. All the assets of DDi Europe are pledged as collateral under the DDi Europe Facilities Agreement.  Borrowings under the facilities bear interest at varying rates. The overall effective interest rate for the DDi Europe term loan facilities, as of June 30, 2003, was 5.14%. The DDi Europe Facilities Agreement also contains a revolving credit facility which is available until November 2003 and bears interest at varying rates, comprising three-month U.K. LIBOR at the dates of commencement of the relevant quarterly interest period plus a margin of 1.50%.

As described above, DDi Corp. and DDi Capital intend to file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on or before August 21, 2003, in order to implement the Company’s pre-arranged plan of reorganization and the financial restructuring contemplated therein.   Upon filing of the proposed Chapter 11 Cases, all actions and proceedings against the Debtors will be stayed under the Bankruptcy Code and the Debtors will continue to conduct their business through their non-debtor operating subsidiaries, Dynamic Details and DDi Europe.  The Debtors anticipate that they will manage their properties as debtors-in-possession during the pendency of the proposed Chapter 11 Cases. The Chapter 11 Cases are expected to only minimally affect the operating businesses of the Debtors’ non-debtor affiliates.

Current Financial Condition and Cashflows

Net cash provided by (used in) operating activities for the six months ended June 30, 2003 was $(6.7) million for DDi Capital and $(11.1) million for DDi Corp., compared to $0.4 million for DDi Capital and $(2.5) million for DDi Corp. for the six months ended June 30, 2002.  The decline in operating cash flows is due primarily to lower levels of earnings and restructuring and reorganization expenses.

Net cash provided by (used in) financing activities for the six months ended June 30, 2003 was $(4.0) million for DDi Capital and $0.2 million for DDi Corp., compared to $(9.8) million for DDi Capital and $25.4 million for DDi Corp. for the six months ended June 30, 2002. The increase in cash used in financing activities for DDi Capital is due primarily to a paydown of long-term debt partially offset by a contribution from DDi Corp. during the six months ended June 30, 2002.  The decline in cash provided by financing activities for DDi Corp. is due primarily to the cash proceeds from the issuance of the 6.25% convertible subordinated notes partially offset by the paydown of long-term debt during the six months ended June 30, 2002.

Net cash used in investing activities for the six months ended June 30, 2003 was $2.8 million for DDi Capital and $3.3 million for DDi Corp., compared to $5.7 million for DDi Capital and $25.9 million for DDi Corp. for the six months ended June 30, 2002. The decrease in cash used in investing activities for DDi Capital is due primarily to a decrease in capital expenditures during the six months ended June 30, 2003.  The decrease in cash used in investing activities for DDi Corp. is due primarily to the decrease in the DDi Capital cash used in investing activities as well as a decrease in the purchase of marketable securities during the six months ended June 30, 2003.

Capital expenditures for the six months ended June 30, 2003 were $2.8 million for DDi Capital and $3.3 million for DDi Corp., compared to $5.3 million for DDi Capital and $6.5 million for DDi Corp. for the six months ended June 30, 2002.  The decrease is due to continued cost containment efforts.

As of June 30, 2003, cash, cash equivalents and marketable securities were $24.1 million for DDi Capital and for DDi Corp., which included $9.4 million in restricted cash, cash equivalents and marketable securities, compared to $28.3 million for DDi Capital and $29.0 million for DDi Corp. at December 31, 2002.  As a result of the Company’s current defaults under the Senior Credit Facility and its other indebtedness, the Company is currently unable to borrow any additional funds under the Senior Credit Facility.  As of June 30, 2003, DDi Europe had $10.1 million outstanding under its revolving credit facility and had $1.5 million available for borrowing under its revolving credit facility.

Our principal sources of liquidity to fund ongoing operations are unrestricted cash, cash equivalents and marketable securities available for sale and with respect to DDi Europe, borrowings available under the DDi Europe facilities agreement. On August 1, 2003, the holders of our Senior Indebtedness, as a condition to their consenting to the restructuring, entered into control agreements with us to monitor and control the use of the Company’s cash and cash equivalents held in the Company’s three principal bank accounts, described below, during the restructuring period prior to Bankruptcy Court approval of the plan of reorganization.  Substantially all of our domestic cash, cash equivalents and marketable securities available for sale has been and during the restructuring period will be, deposited into these accounts.  The Company’s general operating account is maintained at JPMorgan Chase Bank and is under the sole control of JPMorgan Chase Bank, as collateral agent under the senior credit facility.  The Company has no right to issue instructions or any other right or ability to access or withdraw or transfer funds from the operating account without the consent of JPMorgan Chase Bank.  The senior lenders also required the Company to establish a reserve account and maintain a minimum of $7.5 million in such account at all times.  Under certain circumstances, the Company has access only to the interest earned on the funds in the reserve account.  The Debtors also established a restructuring account for use in administering the costs and expenses associated with the restructuring, which will be funded by Dynamic Details pursuant to an agreement with the senior lenders unless specified events occur.  Under certain circumstances, the holders of our Senior Indebtedness can take control of all of the above-referenced accounts.

We believe that the deferral of principal payments due under the Senior Credit Facility, along with our current cash position, should provide us with sufficient liquidity to meet our liquidity needs through the completion of the reorganization.  Assuming the reorganization is confirmed as currently contemplated, we believe, based upon the current level of operations, that cash generated from operations, available cash, cash equivalents and marketable securities and amounts available under our the restructured Senior Credit Facility and the DDi Europe Facility Agreement will be adequate to meet our debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. We remain leveraged and our future operating performance and ability to service or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

Contractual Cash Obligations and Commercial Commitments

The following table shows our contractual cash obligations and commercial commitments as of June 30, 2003:

Payments Due by Period
(in millions)

	DDi Capital

	For the Six Months Ending December 31,	Year Ending December 31,

Commitments	2003	2004	2005	2006	2007	Thereafter	Total

Long-Term Debt	$82.0	$—	$—	$—	$—	$—	$82.0
Capital Lease Obligations	0.5	1.1	1.2	—	—	—	2.8
Operating Leases	3.3	5.9	6.0	4.9	3.3	8.5	31.9

Total Commitments	$85.8	$7.0	$7.2	$4.9	$3.3	$8.5	$116.7

	DDi Corp.

	For the Six Months Ending December 31,	Year Ending December 31,

Commitments	2003	2004	2005	2006	2007	Thereafter	Total

Long-Term Debt	$286.2	$4.8	$4.8	$4.8	$4.9	$—	$305.5
Capital Lease Obligations	0.7	1.4	1.3	—	—	—	3.4
Operating Leases	4.7	8.5	8.2	6.9	5.3	26.7	60.3

Total Commitments	$291.6	$14.7	$14.3	$11.7	$10.2	$26.7	$369.2

Factors That May Affect Future Results

There are significant uncertainties relating to our proposed bankruptcy proceedings

Our future results are dependent upon the successful confirmation and implementation of a plan or plans of reorganization and out of court restructuring.  Although we intend to file voluntary petitions for reorganziation and to submit a proposed plan of reorganization to the Bankruptcy Court for approval, we cannot make any assurances that we will be able to obtain any such approval in a timely manner.  In addition, due to the nature of the reorganization process, actions may be taken by creditors or other parties in interest that may have the effect of preventing or unduly delaying confirmation of a plan or plans of reorganization in connection with the proposed Chapter 11 proceeding.  Our ability to obtain financing to fund our operations and our relations with our customers and suppliers may be harmed by protracted bankruptcy proceedings.  Further, we cannot predict the ultimate amount of our liabilities that will be subject to a plan of reorganization.

Other negative consequences that could arise as a result of the proposed bankruptcy proceedings include:

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry;

•	the incurrence of significant costs associated with our reorganization;

•	potential impacts on our relationship with suppliers and customers;

•	limiting our ability to borrow additional funds; and

•	negatively impacting our ability to attract, retain and compensate key employees.

Once a plan of reorganization is finalized, approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, customers and suppliers to do business with a company that recently emerged from bankruptcy proceedings.

We face uncertainty with respect to treatment of our liabilities

Upon the filing of the Chapter 11 proceeding, in general, all pending litigation against us will be stayed and no party may take any action to realize on their pre-petition claims except pursuant to further order of the Bankruptcy Court.  In addition, we may reject pre-petition executory contracts and unexpired lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court.  While we anticipate substantially all liabilities as of the petition date will be dealt with in accordance with our proposed plan of reorganization, there can be no assurance that all the liabilities will be handled in this manner.

We have substantial debt and are highly leveraged

We have a substantial amount of debt outstanding which could adversely affect our financial health.  As of June 30, 2003, DDi Corp. and DDi Capital had approximately $308.8 million and $84.8 million of debt outstanding, respectively.  We are currently in default under our existing Senior Credit Facility, the Convertible Subordinated Notes and the Senior Discount Notes.  In addition, a filing for reorganization under Chapter 11 will represent an event of default under each of the respective financing arrangements.  After a Chapter 11 filing, DDi Corp. and DDi Capital will not be permitted to make scheduled principal and interest payments with respect to pre-petition debt unless specifically ordered by the Bankruptcy Court.  This leveraged position could have adverse consequences, including:

•	limiting our ability to obtain additional financing, if needed, for working capital, capital expenditures, debt service requirements or other purposes;

•	increasing our vulnerability to adverse economic and industry conditions;

•

requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities or other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	placing us at a competitive disadvantage compared to our competitors that have less leverage.

We have and, following our proposed bankruptcy proceedings, expect to have liens on all of our assets, which will limit our ability to raise additional incremental senior secured financing in the future.

We believe our equity holders will receive little value for their interests under a plan or plans of reorganization

Under the proposed plan of reorganization that we intend to file, if approved and implemented, our equity holders will receive little value for their interests.  The value of our capital stock is highly speculative and any investment in such capital stock would pose a high degree of risk.  Our common stock was delisted from Nasdaq in April 2003 and later began trading on the OTCBB.  As a result, a liquid public market for our common stock does not exist, which may make it difficult for you to sell our common stock.  In addition, there may be very limited demand for our common stock.

Our reorganization will require substantial effort by management.

Our senior management have been and may continue to be required to expend a substantial amount of time and effort structuring a plan or plans of reorganization, which could have a disruptive impact on management’s ability to focus on the operation of our business.

Our independent accountants’ report that accompanies our audited financial statements for the year ended December 31, 2002 expresses substantial doubt about our ability to continue as a going concern.

Our independent accountants have expressed a substantial doubt about our ability to continue as a going concern.  Following the proposed Chapter 11 filings, the Company’s ability to realize assets and liquidate liabilities is subject to uncertainty.

Restrictions Imposed by Proposed Bankruptcy Proceeding

Following the Chapter 11 filings, we anticipate that DDi Corp. will continue to manage its business as a debtor-in-possession. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by DDi Corp. and DDi Capital at the filing date are stayed and other pre-petition contractual obligations may not be enforced against DDi Corp. or DDi Capital without further order of the Bankruptcy Court. Due to material uncertainties inherent in the proposed Chapter 11 filings, it is not possible to predict the length of time DDi Corp. and DDi Capital will operate under Chapter 11 protection, the outcome of the proceedings in general, whether DDi Corp. and DDi Capital will continue to operate under its current organizational structure, the effect of the proceedings on the DDi Corp.’s and DDi Capital’s businesses or the recovery by creditors and equity holders of DDi Corp. and DDi Capital.

Business Cycles of the End Markets We Serve

The end markets into which we sell printed circuit boards and electronic manufacturing services (including communications and networking equipment; computers and peripherals; medical, automotive, industrial and test equipment; and aerospace equipment) have their own business cycles.  Some of these cycles show predictability from year to year.  However, other cycles are unpredictable in commencement, depth and duration.  The communications industry entered into a significant downturn in late 2000, which continues as of this date.  This has had a negative impact on our revenues and operating performance for the three and six months ended June 30, 2003 and has continued to have a negative impact on our revenues and operating performance during the third quarter of 2003.  If certain industries take a downturn, or if events leading to additional excess capacity occur, we will experience a negative impact on our revenues, gross margins and operating margins.

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

In addition, the electronics manufacturing services industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. We cannot assure you that we will effectively respond to the technological requirements of the changing market. To the extent that we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require us to make significant capital investments. There can be no assurance that we will be able to obtain capital for these purposes in the future or that any investments in new technologies will result in commercially viable technological processes, particularly in light of the proposed bankruptcy proceeding.

Dependence on a Core Group of Significant Customers

Although we have a large number of customers, net sales to our largest customer accounted for approximately 5.6% of net sales for the quarter ended June 30, 2003.  Net sales to our ten largest customers accounted for approximately 26.4% of net sales during the same period.  We may depend upon a core group of customers for a material percentage of our respective net sales in the future.  Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements.  We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered.  Any reduction or delay in orders could negatively impact revenues.  In addition, we generate significant accounts receivable in connection with providing services to customers.  If one or more significant customers were to become insolvent or otherwise were unable to pay us for the services provided, results of operations would be adversely affected.

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

Dependence on Key Management

We depend on the services of our senior executives, including Bruce D. McMaster, President and Chief Executive Officer. We cannot assure you that we will be able to retain him and other executive officers and key personnel or attract additional qualified management in the future.  Mr. McMaster is not a party to an employment agreement with us.  Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly engineering and sales personnel, due to our focus on the technologically advanced and time-critical segment of the electronics manufacturing services industry.  In addition, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.  Effective December 19, 2002, the Company adopted a plan to retain employees under the Key Employee Retention Program (“KERP”).  The KERP is a discretionary retention bonus program which is scheduled to pay a stay bonus in three installments, on December 31, 2002, July 1, 2003, and January 1, 2004.  Each of our senior executives, including Mr. McMaster, have received retention bonuses under the KERP.  There can be no assurance that the KERP will be successful in retaining key personnel.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The DDi Europe Facilities Agreement and the Senior Credit Facility bear interest at a floating rate; the Senior Discount Notes and Convertible Subordinated Notes bear interest at fixed rates.

The Dynamic Details revolving credit facility bears interest at (a) 3.75% per annum plus the applicable LIBOR or (b) 2.00% per annum plus the federal reserve reported overnight funds rate plus 0.5% per annum.  As of June 30, 2003, we had no amounts outstanding under the revolving credit facility and the revolving credit facility is not currently available.  Therefore, a 10% change in interest rates during the twelve months ending June 30, 2004 will not affect the interest expense to be incurred on this facility during such period.

The term loan facility portion of the Senior Credit Facility bears interest based on one-month LIBOR.  As of June 30, 2003, one-month LIBOR was 1.12%.  If one-month LIBOR increased by 10% to 1.23%, interest expense related to the term loan facility portion would increase by approximately $0.1 million.  The overall effective interest rate for the term loans as of June 30, 2003, was 5.06%.

The DDi Europe Facilities Agreement bears interest based on three-month U.K. LIBOR plus a margin of 1.50%.  Based upon our anticipated utilization of the DDi Europe revolving credit facility through the period ending June 30, 2004, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period. As of June 30, 2003,  three-month U.K. LIBOR was 3.64%.  If three-month U.K. LIBOR increased by 10% to 4.00%, interest expense related to the term loan facility would increase approximately $0.1 million.  The overall effective interest rate for the term loan facilities, as of June 30, 2003, was 5.14%.

A change in interest rates would not have an effect on our interest expense on the Senior Discount Notes or Convertible Subordinated Notes because these instruments bear a fixed rate of interest.

Foreign Currency Exchange Risk

The sales and expenses and financial results of DDi Europe and of our Canadian operations are denominated in British pounds and Canadian dollars, respectively.  We have foreign currency translation risk equal to our net investment in those operations.  However, since nearly all of our sales are denominated in local currency or in U.S. dollars, we have relatively little exposure to foreign currency transaction risk with respect to sales made.  Based on our forecasts, the effect of an immediate 10% change in exchange rates would have an impact on our operating results over the 12 month period ending June 30, 2004, of approximately $0.1 million.  We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

Item 4.   Controls and Procedures.

Based on an evaluation of the effectiveness of DDi Corp.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended), DDi Corp.’s Chief (principal) Executive Officer and Chief (principal) Financial Officer have concluded that such controls and procedures were effective as of the end of the period covered by this report. In connection with such evaluation, no change in DDi Corp.’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, DDi Corp.’s internal control over financial reporting.

Based on an evaluation of the effectiveness of DDi Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended), DDi Capital’s Chief (principal) Executive Officer and Chief (principal) Financial Officer have concluded that such controls and procedures were effective as of the end of the period covered by this report. In connection with such evaluation, no change in DDi Capital’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, DDi Capital’s internal control over financial reporting.

PART II  – OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities.

We have been in default of certain financial covenants under the Senior Credit Facility since December 31, 2002.

As a result of the defaults under the Senior Credit Facility, we were not permitted to pay our interest obligations under the DDi Corp. 5.25% convertible subordinated notes on March 1, 2003 and the DDi Corp. 6.25% convertible subordinated notes on April 1, 2003.  Since the interest payments on the Convertible Subordinated Notes were not made within the 30 day grace period provided under the respective agreements, the Convertible Subordinated Notes are in default and the holders of those instruments are able to exercise all of their respective rights and remedies under the terms of the respective agreements.  The total amount of interest on the DDi Corp. 5.25% convertible subordinated notes and the DDi Corp. 6.25% convertible subordinated notes, in arrears on the date of this report is approximately $4.9 million and $5.3 million, respectively.

We did not pay our interest obligations due on May 15, 2003 under the Senior Discount Notes.  Failure to make such interest payments within 30 days of their due date has resulted in a default.  The Company’s current expectation is that the Senior Discount Notes will not be repaid in accordance with their stated terms.  As a result, the Company has classified all indebtedness relating to the Senior Discount Notes, $16.1 million in the aggregate, as current liabilities at June 30, 2003.  The total amount of interest on the Senior Discount Notes in arrears on the date of this report is approximately $1.5 million.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission as part of this Quarterly Report on Form 10-Q.

Exhibit	Description

10.1

Seventh Amendment, dated as of June 27, 2003, to the Credit Agreement, dated as of July 23, 1998, among (i) DDi Capital Corp., formerly known as Details, Capital Corp.; (ii) Dynamic Details, Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details Incorporated, Silicon Valley, formerly known as Dynamic Circuits, Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company; and (vi) The Chase Manhattan Bank.

10.2

Eighth Amendment, dated as of August 1, 2003, to the Credit Agreement, dated as of July 23, 1998, among (i) DDi Capital Corp., formerly known as Details, Capital Corp.; (ii) Dynamic Details, Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details Incorporated, Silicon Valley, formerly known as Dynamic Circuits, Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company; and (vi) The Chase Manhattan Bank.

31.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of DDi Capital Corp., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of DDi Capital Corp., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description

32.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer of DDi Capital Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer of DDi Capital Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

The following Current Reports on Form 8-K were filed in the quarterly period ended June 30, 2003:

          (i).  On April 1, 2003, DDi Corp. filed a report on Form 8-K dated April 1, 2003 disclosing an update on negotiations with DDi Corp.’s senior lenders and convertible subordinated noteholders, announcing changes to its previously announced fourth quarter and year end results for 2002 and announcing certain reclassifications of indebtedness recorded in fiscal 2002.

          (ii).  On April 14, 2003, DDi Corp. filed a report on Form 8-K dated April 14, 2003 announcing that its shares of common stock would be delisted from trading on The Nasdaq SmallCap Market effective April 15, 2003.

(iii). On May 15, 2003, DDi Corp. filed a report on Form 8-K dated May 14, 2003 announcing its operating results for the first quarter of the fiscal year ending December 31, 2003.

          (iv).  On May 15, 2003, DDi Corp. filed a report on Form 8-K dated May 13, 2003 announcing that the Company and a steering committee of the senior lender group of the Dynamic Details senior credit facility, have reached an agreement in principle on a proposal to restructure the Dynamic Details senior credit facility which, as previously disclosed, is currently in default.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: August 19, 2003	DDi CORP.

	By:	/s/ JOHN K. STUMPF

John K. Stumpf Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: August 19, 2003	DDi CAPITAL CORP.

	By:	/s/ JOHN K. STUMPF

John K. Stumpf Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial Officer)