Form 10-Q
period 2003-09-30
DDI CAPITAL CORP/DYNAMIC DETAILS INC; DDI CORP
filed 2003-11-14
CIK 1050119, 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Numbers:

DDi Corp.	000-30241
DDi Capital Corp.	333-41187

DDi CORP.

DDi CAPITAL CORP.

(Exact name of registrants as specified in their charters)

Delaware California	06-1576013 33-0780382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 Simon Circle

Anaheim, California                92806

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

☐  Yes    ☒  No

As of November 5, 2003, DDi Corp. had 49,526,136 shares of common stock, par value $0.01 per share, outstanding and DDi

Capital Corp. had 1,000 shares of common stock, par value $0.01 per share, outstanding. As of November 5, 2003, all of the voting stock of DDi Capital Corp. was held by DDi Intermediate Holdings Corp., and all of the voting stock of DDi Intermediate Holdings Corp. was held by DDi Corp.

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

Bankruptcy-Related Factors

•	risks associated with confirmation of our plan of reorganization and the implementation of the consensual restructuring contemplated therein relating to the voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code filed with the Bankruptcy Court (the “Chapter 11 Cases”) by DDi Corp. and DDi Capital Corp. (the “Debtors”);
•	risks associated with third parties seeking to propose and confirm one or more plans;
•	risks associated with completion of the out-of-court restructuring of our other indebtedness;
•	risks associated with the termination of the support agreements with our senior lenders, convertible subordinated note holders and senior discount note holders;
•	the potential adverse impact of the filed Chapter 11 cases on our liquidity or results of operations;
•	our ability to maintain contracts that are critical to our operations during the Chapter 11 Cases;
•	our ability to obtain court approval with respect to motions filed by the Debtors from time to time in the Chapter 11 cases; and
•	our ability to continue as a going concern.

General Factors

•	changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry;
•	our ability to sustain historical margins as the industry develops;
•	increased competition and costs;
•	our ability to retain key members of management; and
•	adverse state, federal or foreign legislation or regulation or adverse determinations by regulators.

The ultimate results of the forward looking statements and the terms of any reorganization plan ultimately confirmed, can affect the value of our various pre-petition liabilities, DDi Corp. common stock, DDi Corp. 5.25% and 6.25% Convertible Subordinated Notes, and DDi Capital Corp. 12.5% Senior Discount Notes and other securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of the liabilities and/or the securities of DDi Corp or DDi Capital Corp. receiving no value, minimal value or speculative value for their interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative. Accordingly, we urge that caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DDi CAPITAL CORP. AND DDi CORP.

(Debtors-in-Possession)

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	DDi Capital		DDi Corp.
	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$6,767	$28,145	$6,773	$28,934
Marketable securities - available for sale	—	115	—	115
Cash, cash equivalents and marketable securities - restricted	—	6,250	—	6,250
Accounts receivable, net	24,165	28,013	39,989	41,986
Inventories	14,255	16,988	24,915	28,240
Prepaid expenses and other	2,772	2,674	4,426	3,963

Total current assets	47,959	82,185	76,103	109,488
Property, plant and equipment, net	46,803	54,301	73,399	83,139
Debt issuance costs, net	3,542	3,524	9,248	10,141
Goodwill	—	—	14,280	13,982
Cash, cash equivalents and marketable securities - restricted	7,500	3,142	7,500	3,142
Other	788	1,242	868	1,300

Total assets	$106,592	$144,394	$181,398	$221,192

Liabilities and Stockholders’ Equity (Deficit)
Liabilities Not Subject to Compromise:
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$66,988	$70,054	$90,985	$275,137
Revolving credit facilities	—	—	9,833	4,246
Accounts payable	11,240	14,062	26,791	27,457
Accrued expenses and other	19,076	15,553	26,647	28,093
Income taxes payable	642	235	766	68

Total current liabilities	97,946	99,904	155,022	335,001
Long-term debt and capital lease obligations	1,488	18,846	1,608	38,509
Deferred income tax liability	262	226	492	2,464
Notes payable and other	5,740	9,078	5,740	9,078

Total liabilities not subject to compromise	105,436	128,054	162,862	385,052

Liabilities Subject to Compromise	17,918	—	228,557	—

Total liabilities	123,354	128,054	391,419	385,052

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, additional paid-in-capital and other	628,454	628,951	542,289	542,266
Accumulated other comprehensive income (loss)	534	(5,739)	2,748	(3,215)
Stockholder receivables	—	—	(630)	(618)
Accumulated deficit	(645,750)	(606,872)	(754,428)	(702,293)

Total stockholders’ equity (deficit)	(16,762)	16,340	(210,021)	(163,860)

Total liabilities and stockholders’ equity (deficit)	$106,592	$144,394	$181,398	$221,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP.

(Debtor-in-Possession)

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$38,150	$44,876	$115,123	$139,230
Cost of sales	33,440	39,176	105,008	123,673
Restructuring-related inventory impairment	—	—	1,736	3,397

Gross profit	4,710	5,700	8,379	12,160
Operating expenses:
Sales and marketing	3,412	4,765	11,068	16,133
General and administration	2,250	2,423	6,849	8,385
Goodwill impairment	—	7,000	2,000	52,000
Restructuring and other related charges	(800)	8,733	2,629	22,542
Reorganization expenses	2,009	—	7,148	—

Operating loss	(2,161)	(17,221)	(21,315)	(86,900)
Loss on interest rate swap termination	—	—	5,621	—
Interest expense (net) and other expense (net)	2,148	2,445	6,967	6,561

Loss before reorganization proceeding expenses
and income taxes	(4,309)	(19,666)	(33,903)	(93,461)
Reorganization proceeding expenses	4,299	—	4,299	—

Loss before income taxes	(8,608)	(19,666)	(38,202)	(93,461)
Income tax benefit (expense)	(279)	4,934	(676)	7,267

Net loss	$(8,887)	$(14,732)	$(38,878)	$(86,194)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

(Debtor-in-Possession)

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$59,445	$60,349	$177,329	$184,949
Cost of sales	52,864	53,919	162,588	166,000
Restructuring-related inventory impairment	—	—	1,736	3,465

Gross profit	6,581	6,430	13,005	15,484
Operating expenses:
Sales and marketing	4,233	5,267	13,634	17,676
General and administration	4,180	3,989	12,539	12,940
Goodwill impairment	427	12,000	2,427	72,000
Restructuring and other related charges	(800)	9,051	2,995	23,485
Reorganization expenses	2,257	—	8,285	—

Operating loss	(3,716)	(23,877)	(26,875)	(110,617)
Loss on interest rate swap termination	—	—	5,621	—
Interest expense (net) and other expense (net) (contractual interest for the three and nine months ended September 30, 2003, was $5,385 and $17,646, respectively)	4,427	6,218	16,688	15,968

Loss before reorganization proceeding expenses and income taxes	(8,143)	(30,095)	(49,184)	(126,585)
Reorganization proceeding expenses	4,299	—	4,299	—

Loss before income taxes	(12,442)	(30,095)	(53,483)	(126,585)
Income tax benefit	267	6,738	1,343	11,668

Net loss	$(12,175)	$(23,357)	$(52,140)	$(114,917)

Net loss per share - basic and diluted	$(0.25)	$(0.48)	$(1.06)	$(2.39)

Weighted average shares used to compute loss per share:
Basic and diluted	49,526,136	48,340,220	49,319,330	48,105,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP.

(Debtor-in-Possession)

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net loss	$(8,887)	$(14,732)	$(38,878)	$(86,194)
Other comprehensive loss:
Foreign currency translation adjustments	23	(148)	821	165
Unrealized net loss for the period on interest rate swaps, net of income tax effect	—	(1,131)	(165)	(6,144)
Reclassification adjustment for loss on interest rate
swap included in net loss	—	—	5,621	—
Unrealized holding loss on marketable securities - available for sale	(8)	(10)	(4)	(39)

Comprehensive loss	$(8,872)	$(16,021)	$(32,605)	$(92,212)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

(Debtor-in-Possession)

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net loss	$(12,175)	$(23,357)	$(52,140)	$(114,917)
Other comprehensive loss:
Foreign currency translation adjustments	99	1,416	511	5,473
Unrealized net loss for the period on interest rate swaps, net of income tax effect	—	(1,025)	(165)	(5,855)
Reclassification adjustment for loss on interest rate swap included in net loss	—	—	5,621	—
Unrealized holding loss on marketable
securities - available for sale	(8)	(37)	(4)	(39)

Comprehensive loss	$(12,084)	$(23,003)	$(46,177)	$(115,338)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP. AND DDi CORP.

(Debtors-in-Possession)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	DDi Capital		DDi Corp.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Cash flows from operating activities:
Net cash provided by (used in) operating activities before reorganization proceeding items	$(9,090)	$3,623	$(12,929)	$(3,589)
Net cash used by reorganization proceeding items	(4,299)	—	(4,299)	—

Net cash provided by (used in) operating activities	(13,389)	3,623	(17,228)	(3,589)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,572)	(6,672)	(4,346)	(8,315)
Proceeds from sale of fixed assets	70	163	81	212
Purchases of marketable securities	(64)	—	(64)	(18,730)
Proceeds from sales of marketable securities	175	19,626	175	37,905
Investment in restricted assets	(7,500)	(12,500)	(7,500)	(12,500)
Proceeds from investment in restricted assets	9,392	—	9,392	—
Acquisition related cash outflows, net	(750)	(516)	(750)	(729)

Net cash provided by (used in) investing activities	(2,249)	101	(3,012)	(2,157)

Cash flows from financing activities:
Principal payments on long-term debt	(2,620)	(64,653)	(3,808)	(64,653)
Net payments on revolving credit facilities	—	—	—	(3,030)
Proceeds from issuance of convertible subordinated notes	—	—	—	100,000
Net borrowings on DDi Europe Facilities Agreement	—	—	5,247	—
Payments on other notes payable	—	(458)	—	(458)
Principal payments on capital lease obligations	(1,713)	(1,241)	(1,966)	(1,942)
Payment of debt issuance costs	(1,286)	(1,142)	(1,286)	(5,392)
Capital contribution from Parent, net	8	87,404	—	—
Repayment of stockholder receivable	—	—	—	110
Payment of pro-rata portion of deferred swap liability	—	(3,761)	—	(3,761)
Issuance of common stock through Employee
Stock Purchase Plan	—	—	23	193
Proceeds from exercise of stock options	—	—	—	154

Net cash provided by (used in) financing activities	(5,611)	16,149	(1,790)	21,221

Effect of exchange rate changes on cash	(129)	(69)	(131)	55

Net increase (decrease) in cash and cash equivalents	(21,378)	19,804	(22,161)	15,530
Cash and cash equivalents, beginning of year	28,145	17,569	28,934	23,629

Cash and cash equivalents, end of period	$6,767	$37,373	$6,773	$39,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP. AND DDi CORP.

(Debtors-in-possession)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

Supplemental disclosure of cash flow information:

Non-cash operating activities:

During the nine months ended September 30, 2003, depreciation expense was approximately $10.2 million for DDi Capital and approximately $14.1 million for DDi Corp., goodwill impairment was $2.0 million and $2.4 million for DDi Capital and DDi Corp., respectively, and non-cash restructuring and reorganization charges were approximately $6.1 million for DDi Capital and $6.4 million for DDi Corp.

During the nine months ended September 30, 2002, depreciation expense was approximately $11.6 million for DDi Capital and approximately $15.4 million for DDi Corp., goodwill impairment was $52.0 million for DDi Capital and $72.0 million for DDi Corp., and non-cash restructuring charges were $23.6 million for DDi Capital and $24.2 million for DDi Corp.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP. AND DDi CORP.

(Debtors-in-possession)

Notes to the Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

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

The unaudited condensed consolidated financial statements of DDi Corp. include the results of Kamtronics Limited (“Kamtronics”) commencing October 24, 2002, the date of the acquisition of Kamtronics assets (see Note 10). All intercompany transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of DDi Capital and DDi Corp. as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. This report on Form 10-Q for the quarter ended September 30, 2003 should be read in conjunction with the audited financial statements presented in DDi Capital’s and DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002.

Description of Business

The Company is a leading provider of time-critical, technologically advanced, electronics manufacturing services. Headquartered in Anaheim, California, the Company offers fabrication and assembly services to customers on a global basis, from its facilities located across North America and in England.

NOTE 2. VOLUNTARY REORGANIZATION UNDER CHAPTER 11

Proceedings under Chapter 11 of the Bankruptcy Code

On August 20, 2003, DDi Corp. and DDi Capital (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (collectively, the “Chapter 11 Cases”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). DDi Corp.’s other direct and indirect wholly-owned subsidiaries, including Intermediate, DDi Europe and Dynamic Details are not parties to the Chapter 11 Cases.

Out-of-Court Restructuring of Indebtedness

The Company anticipates restructuring the Dynamic Details senior credit facility (the “Senior Credit Facility,” or “Senior Indebtedness”) and DDi Europe’s outstanding credit facility with the Bank of Scotland (the “DDi Europe Facilities Agreement”) outside the Chapter 11 Cases.

DDi CAPITAL CORP. AND DDi CORP.

(Debtors-in-possession)

Notes to the Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

Support Agreements

In connection with the Chapter 11 Cases, the Debtors entered into (a) a Restructuring Support Agreement with 100% of the lenders under the Senior Credit Facility with respect to the terms of the Debtors’ plan of reorganization and the out-of-court restructuring of the Senior Indebtedness; (b) a Plan Support Agreement with holders holding approximately 63% of the outstanding principal amount (the “Convertible Subordinated Note Holders”) of the DDi Corp. 5.25% and 6.25% convertible subordinated notes (collectively, the “Convertible Subordinated Notes”) with respect to the terms of the Debtors’ plan of reorganization; and (c) a Senior Discount Noteholder Plan Support Agreement with holders of approximately 71.5% of the aggregate principal amount of the Senior Discount Notes (the “Consenting Senior Discount Note Holders”) with respect to the terms of the Debtors’ plan of reorganization. Pursuant to the Restructuring Support Agreement, the Plan Support Agreement and the Senior Discount Noteholder Plan Support Agreement, the holders of the Senior Indebtedness, the Convertible Subordinated Note Holders and the Consenting Senior Discount Note Holders respectively, agreed to support the Debtors’ plan of reorganization as long as the respective Restructuring Support Agreement, Plan Support Agreement and Senior Discount Noteholder Plan Support Agreement remain in effect. As is commonly the case in this type of restructuring, the holders of the Senior Indebtedness, the Convertible Subordinated Note Holders and the Consenting Senior Discount Note Holders will not be required to continue to support the plan of reorganization and the out-of-court restructuring of the Senior Indebtedness if certain events occur. Such events include, but are not limited to, the modification of the plan in a manner not agreed to by the holders of the Senior Indebtedness, the Convertible Subordinated Note Holders and the Consenting Senior Discount Note Holders, the appointment of a bankruptcy trustee or other receiver, the plan not being confirmed by the Bankruptcy Court by December 15, 2003, and the plan not being effective by January 8, 2004.

Terms of the Out-of-Court Restructuring

Dynamic Details anticipates restructuring its senior credit facility outside the Chapter 11 bankruptcy proceedings. As of September 30, 2003, the Senior Credit Facility consists of a Tranche A term facility of approximately $16.2 million, a Tranche B term facility of approximately $49.7 million; and a revolving line of credit of up to $25 million including revolving credit loans, letters of credit and swing line loans (access to the full amount is subject to conditions set forth in the agreement and is currently limited to $1.2 million which is reserved for letters of credit). In addition, as of September 30, 2003, Dynamic Details has a $5.8 million liability resulting from the interest rate swap termination (see Note 6). The Senior Credit Facility, the interest rate swap agreement liability and all accrued interest and fees will be restructured pursuant to an out-of-court agreement as follows:

•	The Tranche A Revolving and Term Loan Facility shall be in an aggregate amount of $15.0 million which shall be available as a revolving loan until June 30, 2005 at which time any outstanding amounts under such facility shall be converted to a Tranche A Term Loan with a maturity date of April 15, 2008. The Tranche A Revolving and Term Loan Facility will have $13.8 million outstanding and $1.2 million reserved for letters of credit after restructuring. The Tranche B Term Loan shall consist of $57.9 million. The Tranche B Term Loan will mature on April 15, 2008. No significant amortization under either Tranche will be due until 2005.

•	The holders of the restructured senior secured credit facility will receive warrants representing 10% of DDi Corp.’s common stock, on a fully diluted basis. The warrants will be held in escrow and will be exercisable after the twenty-four month anniversary of the effective date of the restructuring, but will be subject to cancellation in whole or in part if the Company meets certain conditions involving the permanent prepayment of the restructured senior credit facility on or before such anniversary date.

The Company is negotiating with the European lender in an effort to restructure the DDi Europe Facilities Agreement. For a further discussion of DDi Europe Facilities Agreement, see Note 5 herein.

DDi CAPITAL CORP. AND DDi CORP.

(Debtors-in-possession)

Notes to the Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

Terms of the Plan of Reorganization

The Debtors filed a pre-arranged plan of reorganization and related disclosure statement with the Bankruptcy Court on August 20, 2003, and an amendment to the plan of reorganization on November 5, 2003. The principal terms of the plan of reorganization, as amended, are as follows:

5.25% Convertible Subordinated Notes.  Each holder of the 5.25% convertible subordinated notes of DDi Corp., of which $100 million in principal amount is currently outstanding, will receive a pro rata share of (a) 43.2% of the new outstanding common stock of DDi Corp., subject to dilution for issuance of new common stock in connection with the exercise of the new stock options to be issued under DDi Corp.’s new management equity incentive plan, which is described below, and the new senior lender warrants, and (b) shares of a new class of preferred stock of DDi Corp., with an annual dividend of 15% and an aggregate liquidation preference of $7.5 million. The existing 5.25% convertible subordinated notes will be cancelled pursuant to the plan.

6.25% Convertible Subordinated Notes.  Each holder of 6.25% convertible subordinated notes of DDi Corp., of which $100 million in principal amount is currently outstanding, will receive a pro rata share of (a) 50.8% of the new outstanding common stock of DDi Corp., subject to dilution for issuance of new common stock in connection with the exercise of the new stock options to be issued under DDi Corp.’s new management equity incentive plan, which is described below, and the new senior lender warrants, and (b) shares of a new class of preferred stock of DDi Corp., with an annual dividend of 15% and an aggregate liquidation preference of $7.5 million. The existing 6.25% convertible subordinated notes will be cancelled pursuant to the plan as of the date of this filing.

DDi Capital Senior Discount Notes.  Each holder of the Senior Discount Notes, of which $16.09 million in principal amount and accrued interest of $1.83 million is currently outstanding as of September 30, 2003, will receive restructured DDi Capital senior discount notes with a maturity date of January 1, 2009. Payment-in-kind interest on such restructured senior discount notes would accrue at 16%, which would transition to cash pay at 14%, subject to certain terms and conditions. The holders of the Senior Discount Notes also will receive warrants representing 2.5% of DDi Corp.’s common stock, subject to dilution for issuance of new common stock in connection with the exercise of the new stock options to be issued under DDi Corp.’s new management equity incentive plan, which is described below, and the new senior lender warrants. The warrants will be held in escrow and will be exercisable after the twenty-four month anniversary of the effective date of the restructuring, but will be subject to forfeiture if the Company meets certain conditions involving the permanent prepayment of the restructured Senior Discount Notes on or before such anniversary date.

Management Equity Incentive Plan.  The Company will establish a new management equity incentive plan. Under the new management equity incentive plan, DDi Corp. will issue shares of restricted stock equaling five percent (5%) of the reorganized Company’s common stock to the Company’s management, and DDi Corp. may issue options for up to an additional ten percent (10%) of DDi Corp.’s common stock for members of the Company’s management.

Current Equity.  On the effective date of the plan of reorganization, the current common equity holders of DDi Corp. will receive 1% of the new common stock of restructured DDi Corp., subject to dilution for issuance of new common stock in connection with the exercise of DDi Corp.’s new stock options to be issued in connection with DDi Corp.’s new management equity incentive plan and new senior lender warrants following the restructuring.

Effects of Chapter 11 Cases

The Debtors have and will continue to conduct their business through their non-debtor operating subsidiaries, Dynamic Details and DDi Europe. The Debtors have and will manage their properties as debtors-in-possession during the pendency of the Chapter 11 Cases. The Chapter 11 Cases are expected to only minimally affect the operating businesses of the Debtors’ non-debtor affiliates. Because the terms of the proposed plan of reorganization and the out-of-court restructuring of the Senior Indebtedness have been agreed upon by holders holding approximately 63% of the outstanding principal amount of the Convertible Subordinated Notes and the holders of approximately 72% of the outstanding principal amount of the Senior Discount Notes, and are supported by the holders of 100% of the Senior Indebtedness, the Company believes there is a strong likelihood that the proposed restructuring will be confirmed. The Company currently estimates that the Debtors will emerge from bankruptcy within 90 to 120 days after the filing of the voluntary petitions.

DDi CAPITAL CORP. AND DDi CORP.

(Debtors-in-possession)

Notes to the Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

Accounting for Reorganization

Following the filing of the Chapter 11 Cases, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. Based on negotiations with various parties in interest, DDi Corp. and DDi Capital have filed a pre-arranged plan of reorganization with the Bankruptcy Court to reorganize DDi Corp.’s and DDi Capital’s businesses and to restructure their obligations. It is anticipated that this plan of reorganization will change the amounts reported in the financial statements and cause a material change in the carrying amount of assets and liabilities. These and future financial statements will be prepared in accordance with AICPA’s Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” SOP 90-7 requires, under certain circumstances, that entities adopt fresh-start reporting upon emergence from Chapter 11. Fresh-start reporting involves allocating the reorganization value of the entity (which generally approximates fair value) to the entity’s assets and liabilities. SOP 90-7 also requires the debtor to segregate pre-petition liabilities that are subject to compromise and identify all transactions and events that are directly associated with the reorganization of the debtor. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the unaudited Condensed Consolidated Balance Sheet and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Expenses directly resulting from the reorganization proceedings are reported separately as Reorganization Proceeding Expenses in the unaudited Condensed Consolidated Statement of Operations; cash used for reorganization proceeding items is disclosed separately in the unaudited Condensed Consolidated Statement of Cash Flows; and, after the August 20, 2003 filing date, of the Chapter 11 Cases, interest has no longer been recorded on the 5.25% and 6.25% Convertible Subordinated Notes of DDi Corp. because it is anticipated that such interest will not be paid.

Included in the Condensed Consolidated Financial Statements are the financial position and results of operations of subsidiaries of the Company that are not parties to the Chapter 11 Cases.

Reorganization Proceeding Expenses

In the third quarter of 2003, the Company recorded reorganization charges relating to the Chapter 11 Cases of $4.3 million for both DDi Capital and DDi Corp. All of these charges relate to professional fees directly associated with the Chapter 11 Cases.

Continued Existence

The accompanying financial statements have been prepared assuming the Company will continue as a going-concern, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses of approximately $52.1 million for the nine months ended September 30, 2003, and at September 30, 2003 has negative working capital of approximately $78.9 million, primarily attributable to the classification of approximately $65.9 million of debt, currently in default, and $23.8 million of debt, expected to be in default, as current liabilities, and has a stockholders’ deficit of approximately $210.0 million. The Company is in default under the Senior Credit Facility, the Convertible Subordinated Notes and the Senior Discount Notes. In addition, the Debtors have filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying unaudited consolidated financial statements do not include adjustments that might result should the Company be unable to continue as a going concern.

Condensed Combined Financial Statements

The Company’s Consolidated Condensed Financial Statements include entities that are in reorganization as well as entities that are not in reorganization. Therefore, according to SOP 90-7, the Condensed Combined Financial Statements for the entities in reorganization must be shown separately. The following Condensed Combined Financial Statements have been prepared on the same basis as the Consolidated Condensed Financial Statements.

DDi CAPITAL CORP. AND DDi CORP.

(Debtors-in-possession)

Notes to the Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

DDi Capital Corp. and DDi Corp.

(Debtors-in-Possession)

Condensed Combined Balance Sheets

(In thousands)

(Unaudited)

	DDi Capital		DDi Corp.
	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$—	$—	$6	$789

Total current assets	—	—	6	789
Investment in Subsidiaries	772	32,248	12,441	47,953
Loan fees, net	384	433	6,089	7,052

Total assets	$1,156	$32,681	$18,536	$55,794

Liabilities and Stockholders’ Deficit
Liabilities Not Subject to Compromise:
Current Liabilities:
Accrued Expenses	—	251	—	3,564

Total current liabilities	—	251	—	3,564

Long-term debt and capital lease obligations	—	16,090	—	216,090

Total liabilities not subject to compromise	—	16,341	—	219,654

Liabilities Subject to Compromise	17,918	—	228,557	—

Total liabilities	17,918	16,341	228,557	219,654

Commitments and contingencies

Stockholders’ deficit:
Common stock, additional paid-in-capital and other	628,988	623,212	544,407	538,433
Accumulated deficit	(645,750)	(606,872)	(754,428)	(702,293)

Total stockholders’ deficit	(16,762)	16,340	(210,021)	163,860

Total liabilities and stockholders’ deficit	$1,156	$32,681	$18,536	$55,794

DDi CAPITAL CORP. AND DDi CORP.

(Debtors-in-possession)

Notes to the Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

DDi Capital Corp.

(Debtor-in-Possession)

Condensed Combined Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Loss in investment in subsidiaries	$(8,298)	$(14,419)	$(37,247)	$(85,275)
Interest expense (net) and other expense (net)	589	486	1,631	1,425

Loss before income taxes	(8,887)	(14,905)	(38,878)	(86,700)
Income tax benefit	—	173	—	506

Net loss	$(8,887)	$(14,732)	$(38,878)	$(86,194)

DDi Corp. (Debtor-in-Possession) Condensed Combined Statements of Operations (In thousands) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Loss in investment in subsidiaries	$(9,818)	$(21,011)	$(42,277)	$(108,570)
Interest expense (net) and other expense (net)	2,357	3,638	9,863	9,840
Loss before income taxes	(12,175)	(24,649)	(52,140)	(118,410)
Income tax benefit	—	1,292	—	3,493

Net loss	$(12,175)	$(23,357)	$(52,140)	$(114,917)

DDi CAPITAL CORP. AND DDi CORP.

(Debtors-in-possession)

Notes to the Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

DDi Capital Corp. and DDi Corp.

(Debtors-in-Possession)

Condensed Combined Statements of Cash Flows

(In thousands)

(Unaudited)

	DDi Capital		DDi Corp.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net cash provided by (used in) operating activities	$—	$(11)	$370	$(6,537)

Cash flows from investing activities:
Purchases of marketable securities	—	—	—	(18,779)
Proceeds from sales of marketable securities	—	—	—	18,328

Net cash provided by (used in) investing activities	—	—	—	(451)

Cash flows from financing activities:
Proceeds from issuance of convertible subordinated notes	—	—	—	100,000
Payment of debt issuance costs	—	—	—	(4,250)
Capital contribution from Parent, net	—	(9,201)	(1,176)	(96,043)
Repayment of stockholder receivable	—	—	—	110
Issuance of common stock through Employee Stock Purchase Plan	—	—	23	193
Proceeds from exercise of stock options	—	—	—	154

Net cash provided by (used in) financing activities	—	(9,201)	1,153	164

Effect of exchange rate changes on cash	—	—	—	(25)

Increase (decrease) in cash	—	(9,212)	783	(6,849)

CASH Beginning	—	9,212	789	6,060

Ending	$—	$—	$6	$789

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

	DDi Capital		DDi Corp.
	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002
Raw materials	$6,666	$8,964	$12,965	$15,376
Work-in-process	5,857	5,759	7,858	8,536
Finished goods	1,732	2,265	4,092	4,328

Total	$14,255	$16,988	$24,915	$28,240

DDi CAPITAL CORP. AND DDi CORP.

(Debtors-in-possession)

Notes to the Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE

Under bankruptcy law, actions by creditors to collect indebtedness the Debtors owed prior to the date of filing the Chapter 11 Cases are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors. Liabilities subject to compromise refer to the liabilities of the Debtors incurred prior to the filing of the Chapter 11 Cases. All of the Debtors’ pre-petition liabilities have been classified as Liabilities Subject to Compromise in the unaudited Condensed Consolidated Balance Sheets. Adjustments to the liabilities subject to compromise may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts including leases, implementation of the Plan, or other events.

The following table summarizes the components of the Liabilities Subject to Compromise in the unaudited Condensed Consolidated Balance Sheet as of September 30, 2003 (in thousands):

	DDi Capital	DDi Corp
	September 30, 2003	September 30, 2003
5.25% Convertible Subordinated Notes	$—	$100,000
6.25% Convertible Subordinated Notes	—	100,000
12.5% Senior Discount Notes	16,090	16,090
Accrued Interest	1,828	12,467

Total Liabilities Subject to Compromise	$17,918	$228,557

5.25% and 6.25% Convertible Subordinated Notes

The Company is currently in default under the Convertible Subordinated Notes, and does not expect that the Convertible Subordinated Notes will be repaid in accordance with their stated terms. DDi Corp. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on August 20, 2003 in order to restructure this debt. Accordingly, the Company classified this debt as Liabilities Subject to Compromise at September 30, 2003 and as current liabilities at December 31, 2002.

DDi Capital Senior Discount Notes

The Company is currently in default under the Senior Discount Notes and does not expect that that the Senior Discount Notes will be repaid in accordance with their stated terms. DDi Capital filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on August 20, 2003 in order to restructure this debt. Accordingly, the Company classified this debt as Liabilities Subject to Compromise at September 30, 2003 and as current liabilities at December 31, 2002.

Other Liabilities

Pursuant to an order of the Bankruptcy Court, the Debtors mailed notices to all known creditors that the deadline for filing proofs of claim with the Bankruptcy Court was October 7, 2003. An estimated 74 claims were filed as of October 7, 2003, out of an estimated 5,795 notices sent to constituents. Until the process is complete, the ultimate number and amount of allowable claims cannot be ascertained.

NOTE 5. LONG TERM DEBT AND CAPITAL LEASES NOT SUBJECT TO COMPROMISE

As of September 30, 2003, the Debtors’ pre-petition debt, which include the 5.25% and 6.25% Convertible Subordinated Notes and the 12.5% Senior Discount Notes, are classified as Liabilities Subject to Compromise in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2003 (see Note 4). The Company’s operating subsidiaries, DDi Europe

DDi CAPITAL CORP. AND DDi CORP.

(Debtors-in-possession)

Notes to the Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

and Dynamic Details are not parties to the Chapter 11 Cases and therefore the following long-term debt and capital lease obligations of DDi Europe and Dynamic Details have been classified as liabilities not subject to compromise (in thousands):

	DDi Capital		DDi Corp.
	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002
Senior Term Facility (a)	$65,925	$68,545	$65,925	$68,545
6.25% Convertible Subordinated Notes (c)	—	—	—	100,000
5.25% Convertible Subordinated Notes (c)	—	—	—	100,000
12.5% Senior Discount Notes (c)	—	16,090	—	16,090
DDi Europe Facilities Agreement (b)	—	—	23,756	24,146
Capital lease obligations	2,551	4,265	2,912	4,865

Sub-total	68,476	88,900	92,593	313,646
Less current maturities	(66,988)	(70,054)	(90,985)	(275,137)

Total	$1,488	$18,846	$1,608	$38,509

(a)	The Senior Term Facility, together with the Revolving Credit Facility, comprise the Senior Credit Facility. Interest rates are LIBOR-based. The effective interest rate as of September 30, 2003, was 5.06%.
(b)	Interest rates are LIBOR-based. The effective interest rate as of September 30, 2003, was 5.23%.
(c)	The 5.25% and 6.25% Convertible Subordinated Notes and the 12.5% Senior Discount Notes have been classified as Liabilities Subject to Compromise as of September 30, 2003 (see Note 4).

Senior Credit Facility

Dynamic Details and Dynamic Details Incorporated, Silicon Valley entered into the Senior Credit Facility with a syndicate of banks, including JPMorgan Chase Bank, as Collateral, Co-Syndication and Administrative Agent (formerly Chase Manhattan Bank, N.A.) and Bankers Trust Company, as Documentation and Co-Syndication Agent. Borrowings under the Senior Credit Facility consist of a senior term facility (the “Senior Term Facility”) and a revolving credit facility. The Senior Credit Facility is jointly and severally guaranteed by Intermediate and DDi Capital and substantially all of the indirect subsidiaries of DDi Capital, and is collateralized by (a) pledges of all of the capital stock of Dynamic Details and of substantially all of its subsidiaries and (b) liens upon substantially all of the assets of Dynamic Details and of substantially all of its subsidiaries. The Senior Credit Facility expires in April 2005. Under the terms of this agreement, Dynamic Details must comply with certain restrictive covenants, which include the requirement that Dynamic Details meet certain financial tests. The Company is in default of certain covenants under the Senior Credit Facility.

During the second quarter of 2003, Dynamic Details amended its Senior Credit Facility, effective June 27, 2003. The amendment modified the payment date for the principal payment due on June 30, 2003 to August 1, 2003. On August 1, 2003, Dynamic Details further amended its Senior Credit Facility. The amendment defers all remaining principal amortization payments in 2003, including the one due on August 1, 2003, to January 30, 2004, subject to earlier acceleration upon the occurrence of a termination event as defined in the Restructuring Support Agreement. Interest and fees remain payable currently.

As there are no long-term forbearance arrangements in place, the Company has classified approximately $65.9 million and $68.5 million, respectively, of indebtedness relating to the Senior Credit Facility as current liabilities at September 30, 2003 and December 31, 2002. Dynamic Details is restricted from making certain payments, including dividend payments to its corporate parents, which, in turn, has the effect of not allowing (a) DDi Corp. to pay dividends to its stockholders and interest payments to convertible subordinated note holders and (b) DDi Capital to pay interest payments to its senior discount note holders.

On August 1, 2003, the holders of our Senior Credit Facility, as a condition to their consenting to the restructuring, entered into control agreements with us to monitor and control the use of the Company’s cash and cash equivalents held in the Company’s three principal bank accounts, described below, during the restructuring period prior to Bankruptcy Court approval of the plan of reorganization. Substantially all of the Company’s domestic cash, cash equivalents and marketable securities available for sale has been deposited into these accounts. The Company’s general operating account is

DDi CAPITAL CORP. AND DDi CORP.

(Debtors-in-possession)

Notes to the Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

maintained at JPMorgan Chase Bank and is under the sole control of JPMorgan Chase Bank, as collateral agent under the Senior Credit Facility. The Company has no right to issue instructions or any other right or ability to access or withdraw or transfer funds from the operating account without the consent of JPMorgan Chase Bank. The senior lenders also required the Company to establish a reserve account and maintain a minimum of $7.5 million in such account at all times. Under certain circumstances, the Company has access only to the interest earned on the funds in the reserve account. The Debtors also established a restructuring account for use in administering the costs and expenses associated with the restructuring, which will be funded by Dynamic Details pursuant to an agreement with the senior lenders unless specified events occur. Under certain circumstances, the holders of our Senior Credit Facility can take control of all of the above-referenced accounts.

In the event the Company is unable to enter into a satisfactory arrangements with the Senior Credit Facility lenders, the lenders could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable. Such event would jeopardize the Chapter 11 Cases (see Note 2).

DDi Europe Facilities Agreement

DDi Europe maintains a separate European debt facility made up of £18.5 million ($30.8 million) in term loans and a working capital facility having a maximum borrowing limit of £10.0 million ($16.7 million) for its European operations. Any amounts drawn under the working capital facility are repayable upon demand by the lender. Currently, the term loan is fully drawn.

Based upon current and expected market conditions for the DDi Europe operations, the European lender has stated its desire that DDi Europe not draw down more than £7.0 million ($11.7 million) of the working capital facility. As of September 30, 2003, an aggregate of £5.9 million, or $9.8 million, was outstanding under the DDi Europe working capital facility. Due to persistent softened economic conditions in Europe, the drawn balance under the revolving line of credit has grown during 2003. The Company believes that unless the European debt facility is restructured, or business trends change, DDi Europe may exceed the £7.0 million ($11.7 million) overdraft limit on its working capital facility and thereby default under such facility within the next 90 days.

If the European lender demands payment of the entire drawn balance of the working capital facility, funds would not be available for such payment from either the Company or DDi Europe. Failure to make such payment could give rise to a default of the European debt facility. Under such circumstances, the European lender will then have the ability to accelerate the term loans and amounts outstanding under the revolver and exercise all of their remedies with respect to such debt. Accordingly, the Company has elected to classify as a current liability the entire amount of principal of $23.8 million outstanding under that credit facility in the accompanying condensed consolidated balance sheet as of September 30, 2003. Management is negotiating with the European lender in an effort to restructure that credit facility. Although there can be no assurance that management’s efforts to restructure the debt will be successful, if management’s efforts are successful, then the Company will reclassify the debt based upon its contractual maturities.

NOTE 6. DERIVATIVES

The Company’s interest rate swap agreement represented an effective cash flow hedge of the variable rate of interest (1-month LIBOR) paid under the Senior Term Facility, mitigating exposure to increases in interest rates related to this debt. On April 25, 2003, pursuant to notification by the counter-party of their intent to exercise their right to terminate the interest rate swap agreement, the agreement was terminated at a cost of $5.8 million, the fair market value of the liability at termination. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” since it is probable, as determined by EITF 02-04, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15,” and EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” that terms of the Senior Term Facility will be modified and will not be repaid in accordance with its currently stated terms, the amount of net unrealized losses on the interest rate swap reported in accumulated other comprehensive income has been realized and thus has been reclassified into the Company’s net loss. The net realized loss of $5.6 million related to the termination of the interest rate swap

DDi CAPITAL CORP. AND DDi CORP.

(Debtors-in-possession)

Notes to the Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

agreement has been reclassified into loss on interest rate swap termination, a component of non-operating expenses, during the quarter ended June 30, 2003.

NOTE 7. EARNINGS PER SHARE

Basic and diluted earnings per share – SFAS No. 128, “Earnings Per Share,” requires DDi Corp. to report both basic net income (loss) per share, which is based on the weighted average number of common shares outstanding and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

For the three and nine months ended September 30, 2003 and 2002, potentially dilutive shares from the exercise of stock options and warrants and the conversion of the convertible subordinated debt were not included in diluted earnings per share because to do so would be anti-dilutive. The number of potentially dilutive shares for the three months ended September 30, 2003 and 2002, were 12,616,856 and 12,578,639, respectively, and for the nine months ended September 30, 2003 and 2002, were 12,823,662 and 12,914,830, respectively.

NOTE 8. STOCK OPTIONS

The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for employee stock options and other stock-based compensation. Under this method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Accordingly, there is no compensation expense for stock-based employee compensation in the condensed consolidated financial statements for the three and nine months ended September 30, 2003 or 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to SFAS No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure only provisions of SFAS No. 123 and, accordingly, the implementation of SFAS No. 148 has not had a material effect on the Company’s consolidated financial position or results of operations.

The Company determined its pro forma results below using the alternate fair value method as prescribed by SFAS No. 123. Under the fair value based method of accounting for stock-based employee compensation, the fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model and recognized over the vesting period, generally four years. Pricing model assumptions included an expected term of four years; and a risk-free interest rate, dividend yield, and volatility assumptions consistent with the expected term and particular grant date. Had compensation cost for all stock-based compensation plans been determined consistent with SFAS No. 123, DDi Corp.’s net loss and net loss per share would have been the following (amounts in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss:
As Reported	$(12.2)	$(23.4)	$(52.1)	$(114.9)
Pro Forma	$(18.0)	$(31.5)	$(57.9)	$(123.0)
Net loss per share - basic and diluted:
As Reported	$(0.25)	$(0.48)	$(1.06)	$(2.39)
Pro Forma	$(0.35)	$(0.65)	$(1.17)	$(2.56)

DDi CAPITAL CORP. AND DDi CORP.

(Debtors-in-possession)

Notes to the Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

NOTE 9. PRIVATE OFFERING

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

NOTE 10. ACQUISITION OF KAMTRONICS LIMITED

On October 24, 2002, DDi Europe completed the acquisition of Kamtronics Limited (“Kamtronics”), a market leader in sourcing printed circuit boards for European customers, based in Calne, England, for approximately $4.2 million plus contingent consideration based on earnings in each of the two years following the date of acquisition. The total purchase price has been allocated to underlying assets acquired and liabilities assumed based upon their respective fair market value at the date of acquisition. During the quarter ended September 30, 2003, contingent consideration of $0.4 million was earned and capitalized as additional purchase price to goodwill. However, due to evolving financial factors affecting the Company’s business and based on business valuations that indicated the book value of goodwill was in excess of its fair value, the Company recorded goodwill impairment charges of $0.4 million for DDi Corp. during the quarter ended September 30, 2003.

As the historical financial statements of Kamtronics are not material to the Company’s consolidated financial statements, pro forma financial information has not been presented.

NOTE 11. SEGMENT REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

The Company’s chief operating decision maker is the Chief Executive Officer. Based on the evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment which designs, develops, manufactures, assembles and tests complex printed circuit boards, back panels and related electronic products. The Company operates in two geographical areas, domestic (U.S.A.) and international. Revenues are attributed to the country to which the product is sold. Revenues by product and service are not reported as it is impracticable to do so

The following summarizes net sales for DDi Corp. and DDi Capital by geographic area (in thousands):

DDi CAPITAL CORP. AND DDi CORP.

(Debtors-in-possession)

Notes to the Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

	DDi Capital				DDi Corp.
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002	2003	2002	2003	2002
Net sales:
Domestic	$33,329	$41,620	$104,419	$130,588	$33,329	$41,620	$104,419	$130,588
Europe (a)	1,492	99	2,040	653	22,787	15,572	64,246	46,372
Other	3,329	3,157	8,664	7,989	3,329	3,157	8,664	7,989

Total	$38,150	$44,876	$115,123	$139,230	$59,445	$60,349	$177,329	$184,949

(a)	Sales to the United Kingdom represent the majority of the sales to Europe.

The following summarizes long-lived assets for DDi Corp. and DDi Capital by geographic area (in thousands):

	DDi Capital		DDi Corp.
	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002
Long-lived assets:
Domestic	$54,122	$58,556	$59,827	$65,173
Europe	—	—	40,957	42,878
Canada	4,511	3,653	4,511	3,653

Total	$58,633	$62,209	$105,295	$111,704

NOTE 12. GOODWILL AND INTANGIBLES

On January 1, 2002, the Company adopted SFAS Nos. 141 and 142. SFAS No. 141, “Business Combinations,” requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 142, “Goodwill and Other Intangible Assets,” establishes that goodwill and certain intangible assets will not be amortized and the amortization period of certain intangible assets will no longer be limited to forty years. In addition, SFAS No. 142 requires that goodwill and intangible assets that are not amortized be tested for impairment at least annually. The Company will complete its annual impairment test in the fourth quarter of its fiscal year. The Company also performs quarterly impairment tests if circumstances related to the Company’s business deem it necessary.

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

The Company operates in one reportable segment (see Note 11). The Company separately monitors the financial performance of its North American and European operations. Further, each of these operations generally serves a distinct customer base. Based upon these facts, the Company considers the North American and European operations its reporting units for the assignment of goodwill. The Company’s European operations consist of entities acquired in conjunction with the MCM Electronics purchase transaction in 2000; the Thomas Walter purchase transaction in 2001 and the Kamtronics purchase transaction in 2002. The amount of goodwill attributable to the European operations was the amount generated in

DDi CAPITAL CORP. AND DDi CORP.

(Debtors-in-possession)

Notes to the Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

the purchase transactions, net of related amortization through December 31, 2001 and the associated reclassifications of deferred tax liabilities to goodwill. All other goodwill was related to the Company’s North American operations.

Based on the Company’s initial transition impairment testing during the first quarter of 2002, no impairment was recognized. However, due to a continued stock price decline during both the second and third quarters of 2002, tests of impairment were performed in each of these quarters. The analyses indicated that the book value of goodwill during each quarter was in excess of its fair value, as determined by the Company’s market capitalization. After assessing the goodwill impairment at a reporting unit level, the Company calculated and recorded goodwill impairment charges of $45.0 million and $7.0 million, respectively, for DDi Capital and $60.0 million and $12.0 million, respectively, for DDi Corp. in the quarters ended June 30 and September 30, 2002, respectively. In addition, due to evolving financial factors affecting the Company’s business, primarily the Company’s then current discussions with its senior lenders, convertible subordinated noteholders and other stakeholders, and based on business valuations that indicated the book value of goodwill was in excess of its fair value at December 31, 2002, the Company calculated and recorded goodwill impairment charges during the fourth quarter of 2002 of $76.7 million and $127.0 million for DDi Capital and DDi Corp., respectively.

In the second quarter of 2003, the Company amended the contingent consideration relating to a prior purchase transaction and replaced it with a settlement of $2.0 million to be paid over the next three years. This amount was originally capitalized as additional purchase price to goodwill. However, due to evolving financial factors affecting the Company’s business, primarily the Company’s recent discussions with its senior lenders, convertible subordinated noteholders and other stakeholders, and based on business valuations that indicated the book value of goodwill was in excess of its fair value, the Company recorded goodwill impairment charges of $2.0 million for DDi Capital and DDi Corp. during the quarter ended June 30, 2003.

In the third quarter of 2003, the Company accrued contingent consideration relating to a prior purchase transaction of $0.4 million (see Note 10). This amount was originally capitalized as additional purchase price to goodwill. However, due to evolving financial factors affecting the Company’s business and based on business valuations that indicated the book value of goodwill was in excess of its fair value, the Company recorded goodwill impairment charges of $0.4 million for DDi Corp. during the quarter ended September 30, 2003.

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

Goodwill for DDi Corp. is $14.3 million and $14.0 million as of September 30, 2003 and December 31, 2002, respectively, which represents the goodwill of DDi Europe.

NOTE 13. RESTRUCTURING AND OTHER RELATED CHARGES

In 2001, management and the Company’s Board of Directors approved a plan to close its Garland, Texas and Marlborough, Massachusetts facilities. In 2002, management and the Company’s Board of Directors approved a plan to close its Dallas, Texas and Moorpark, California facilities and selected design centers and to restructure various European operations. In addition to these facility closures during 2002, management and the Company’s Board of Directors also approved a plan in 2002 to write-down unutilized assets, streamline certain manufacturing facilities, eliminate certain sales offices, including the office based in Tokyo, and to scale down its Anaheim, California facility. The various facility closures and other restructuring initiatives was effectively complete by December 31, 2002.

In the first quarter of 2003, DDi Capital and DDi Corp. recorded charges totaling $0.4 million and $0.5 million, respectively, which were classified as “Restructuring and other related charges.” Such charges primarily represent revision of estimates from previously recorded restructuring charges and consisted of $0.2 million in accrued restructuring expenses for both DDi Capital and DDi Corp. and $0.2 million and $0.3 million in severance and other exit costs for DDi Capital and DDi Corp., respectively. The accrued restructuring expenses of $0.2 million relate to other exit costs for both DDi Capital and DDi Corp.

DDi CAPITAL CORP. AND DDi CORP.

(Debtors-in-possession)

Notes to the Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

In the second quarter of 2003, DDi Capital and DDi Corp. recorded charges totaling $4.7 million and $5.0 million, respectively, which were classified as “Restructuring and other related charges.” Such charges consist of $1.7 million relating to impairment of inventory which are reflected as a component of cost of goods sold, $1.0 relating to impairment of net property, plant and equipment primarily related to the Dallas-based electronics enclosure operations the Company sold, $0.3 million in severance and related expenses, $0.1 million in other exit costs and $1.3 million in accrued restructuring expenses for DDi Capital. The charges recorded in the second quarter for DDi Corp. were the same as DDi Capital except severance and related expenses which were $0.6 million for DDi Corp.

“Restructuring and other related charges” recorded in the third quarter of 2003 totaled ($0.8) million for DDi Capital and DDi Corp. Such charges consist of a non-cash credit of $0.8 million resulting principally from a reduction in estimated net lease exit costs recorded as part of its operational restructuring initiatives undertaken in 2002.

Total accrued restructuring expenses at September 30, 2003 were $1.8 million and $1.9 million for DDi Capital and DDi Corp., respectively. These accrued restructuring expenses represented $1.4 million and $1.5 million in estimated facilities closure costs for DDi Capital and DDi Corp., respectively, $0.2 million for severance and related expenses, and $0.2 million in other exit costs for both DDi Capital and DDi Corp.

NOTE 14. REORGANIZATION EXPENSES

During the fourth quarter of 2002, the Company initiated plans to restructure debt and retain employees. These efforts resulted in reorganization charges of $5.1 million and $6.0 million in DDi Capital and DDi Corp., respectively, for the first half of 2003. Of these amounts, $3.7 million and $3.9 million is related to professional fees and $1.4 million and $2.1 million for DDi Capital and DDi Corp., respectively, is related to personnel retention costs under the Dynamic Details Key Employee Retention Program (“KERP”).

In the third quarter of 2003, the Company recorded reorganization charges of $2.0 million and $2.3 million in DDi Capital and DDi Corp., respectively. Of these amounts, $1.3 million and $1.6 million for DDi Capital and DDi Corp., respectively, relates to professional fees and other costs associated with the reorganization. The charges also include $0.7 million for DDi Capital and DDi Corp. related to personnel retention costs under the Dynamic Details KERP and is included in accrued expenses at September 30, 2003. The maximum remaining commitment as of September 30, 2003, dependent on future service and therefore not accrued in the consolidated financial statements, related to each of the remaining installment payments under the KERP are estimated to be $0.6 million and $0.8 million for DDi Capital and DDi Corp., respectively.

Total accrued reorganization expenses at September 30, 2003 were $0.7 million for DDi Capital and DDi Corp. All of these accrued reorganization expenses represent the personnel retention costs under the Dynamic Details KERP.

NOTE 15. COMPREHENSIVE LOSS

SFAS No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive loss includes unrealized holding gains and losses and other items that have previously been excluded from net loss and reflected instead in stockholders’ equity. Comprehensive loss for DDi Capital and DDi Corp. consists of net loss plus the effect of foreign currency translation adjustments, unrealized holding gains (losses) on marketable securities classified as available-for-sale and unrealized net gains on interest rate swaps and related unrealized net tax impact.

As a result of the termination of the Company’s interest rate swap agreement (see Note 6), the Company reclassified the amount of net unrealized losses on interest rate swaps reported in accumulated other comprehensive income into operations during the quarter ended June 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

DDi Corp. provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other electronics manufacturing service providers. Operating through our primary operating subsidiaries, Dynamic Details, Incorporated (“Dynamic Details”) and DDi Europe Limited (“DDi Europe”), we target customers that have new product development programs demanding the rapid application of advanced technology and design.

As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries, including DDi Capital Corp. (“DDi Capital”), Dynamic Details and DDi Europe.

This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Capital’s and DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002.

Chapter 11 Proceedings

On August 20, 2003, DDi Corp. and DDi Capital (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (collectively, the “Chapter 11 Cases”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). DDi Corp.’s other direct and indirect wholly-owned subsidiaries, including Intermediate DDi Europe and Dynamic Details are not parties to the Chapter 11 Cases. For further information regarding these petitions, see Note 2 to the unaudited condensed consolidated financial statements entitled “Voluntary Reorganization Under Chapter 11.”

The Debtors have and will continue to conduct their business through their non-debtor operating subsidiaries, Dynamic Details and DDi Europe. The Debtors have and will manage their properties as debtors-in-possession during the pendency of the Chapter 11 Cases. The Chapter 11 Cases are expected to only minimally affect the operating businesses of the Debtors’ non-debtor affiliates. Because the terms of the proposed plan of reorganization and the out-of-court restructuring of the Senior Indebtedness have been agreed upon by holders holding approximately 63% of the outstanding principal amount of the Convertible Subordinated Notes and the holders of approximately 72% of the outstanding principal amount of the Senior Discount Notes, and are supported by the holders of 100% of the Senior Indebtedness, the Company believes there is a strong likelihood that the proposed restructuring will be confirmed. The Company currently estimates that the Debtors will emerge from bankruptcy within 90 to 120 days after the filing of the voluntary petitions.

Continued Existence

Our financial statements have been prepared assuming the Company will continue as a going-concern, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses of approximately $52.1 million for the nine months ended September 30, 2003, and at September 30, 2003 has negative working capital of approximately $78.9 million, primarily attributable to the classification of approximately $65.9 million of debt, currently in default, and $23.8 million of debt, expected to be in default, as current liabilities, and has a stockholders’ deficit of approximately $210.0 million. The Company is in default under the Senior Credit Facility, the Convertible Subordinated Notes and the Senior Discount Notes and DDi Corp. and DDi Capital have filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company’s accompanying unaudited consolidated financial statements do not include adjustments that might result should the Company be unable to continue as a going concern.

Results of Operations

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net Sales

DDi Capital net sales decreased $6.7 million (15%) to $38.2 million for the three months ended September 30, 2003, from $44.9 million for the same period in 2002. Such decrease in net sales reflects the disposition of several non-core facilities during the latter part of 2002 and in April 2003, reducing sales by approximately $2.4 million, and the Company’s decision to be more selective in accepting orders, focusing on higher margin opportunities. DDi Corp. net sales decreased $0.9 million (1%) to $59.4 million for the three months ended September 30, 2003, from $60.3 million for the same period in

2002. The decrease in DDi Corp. net sales is due to the net decrease in DDi Capital net sales discussed above mitigated by the acquisition of Kamtronics in October 2002 which contributed approximately $5 million to net sales in the third quarter of 2003.

Gross Profit

DDi Capital gross profit decreased $1.0 million (17%) to $4.7 million for the three months ended September 30, 2003, from $5.7 million for the same period in 2002. DDi Capital’s gross profit was 12% for the three months ended September 30, 2003 compared to 13% for the three months ended September 30, 2002. DDi Corp. gross profit for the third quarter of 2003 was $6.6 million, an increase of $0.2 million (3%), compared with gross profit of $6.4 million for the comparable period in 2002. Gross profit for DDi Corp. was 11% of net sales in each period.

Sales and Marketing Expenses

DDi Capital sales and marketing expenses decreased $1.4 million (28%) to $3.4 million for the three months ended September 30, 2003, from $4.8 million for the same period in 2002. Such decreases in sales and marketing expenses resulted from various cost control initiatives implemented throughout 2002 and 2003 and from the lower level of net sales generated in 2003. DDi Corp. sales and marketing expenses decreased $1.1 million (20%) to $4.2 million for the three months ended September 30, 2003, from $5.3 million for the same period in 2002. Such decreases in sales and marketing expenses resulted from various cost control initiatives implemented throughout 2002 and 2003.

General and Administration Expenses

DDi Capital general and administration expenses decreased $0.2 million (7%) to $2.2 million for the three months ended September 30, 2003, from $2.4 million for the same period in 2002. The decrease in general and administration expenses resulted from various cost control initiatives implemented throughout 2002 and 2003. DDi Corp. general and administration expenses increased $0.2 million (5%) to $4.2 million for the three months ended September 30, 2003, from $4.0 million for the same period in 2002. The increase in general and administrative expenses was due to the acquisition of Kamtronics by DDi Europe during the fourth quarter of 2002 (see Note 10 to the Condensed Consolidated Financial Statements), mitigated by the Company’s continued cost control efforts.

Goodwill Impairment

Goodwill impairment was $0 and $0.4 million for DDi Capital and DDi Corp., respectively, for the three months ended September 30, 2003, compared to $7.0 million for DDi Capital and $12.0 million for DDi Corp. for the three months ended September 30, 2002. The impairment charge for 2003 relates to the additional purchase price for a prior acquisition initially capitalized in the third quarter of 2003 (see Note 10 to the condensed consolidated financial statements). The impairment charge for 2002 was incurred because the book value of goodwill was in excess of its fair value, as determined by the Company’s market capitalization as of September 30, 2002.

Restructuring and Other Related Charges

Restructuring and related charges were ($0.8) million for DDi Capital and DDi Corp. for the three months ended September 30, 2003, compared to $8.7 million for DDi Capital and $9.1 million for DDi Corp. for the three months ended September 30, 2002. Such charges in the current quarter represent a non-cash credit of $0.8 million resulting principally from a reduction in estimated net lease exit costs recorded as part of its operational restructuring initiatives undertaken in 2002. Charges for the three months ended September 30, 2002, represent additional costs incurred in connection with management’s decision to close various facilities, eliminate additional overhead, and remove underutilized assets from productive service.

Reorganization Expenses

Reorganization expenses were $2.0 million for DDi Capital and $2.3 million for DDi Corp., respectively, for the three months ended September 30, 2003. Such charges represent $1.3 million and $1.6 million for DDi Capital and DDi Corp., respectively, related to professional fees and other costs associated with the reorganization of our debt structure. The charges also include $0.7 million for DDi Capital and DDi Corp. related to personnel retention costs under the Dynamic Details Key Employee Retention Program and is included in accrued expenses at September 30, 2003 (see Note 14 to the condensed consolidated financial statements).

Reorganization Proceeding Expenses

Reorganization proceeding expenses were $4.3 million for DDi Capital and DDi Corp. for the three months ended September 30, 2003. Such charges represent professional fees directly associated with the Chapter 11 reorganization proceeding (see Note 2 to the condensed consolidated financial statements).

Net Interest Expense

DDi Capital net interest expense decreased $0.3 million to $2.1 million for the three months ended September 30, 2003, from $2.4 million for the same period in 2002. The decrease in the interest expense for DDi Capital was caused by a significant decrease in the LIBOR-based interest rate on the Senior Term Facility. DDi Corp. net interest expense decreased $1.8 million to $4.4 million for the three months ended September 30, 2003, from $6.2 million for the same period in 2002. The decrease in net interest expense reflects the decrease in the DDi Capital net interest expense as well as the cessation of periodic interest charges on the Company’s 5.25% and 6.25% Convertible Subordinated Notes since August 20, 2003, the date of the filing of the Chapter 11 Cases (see Note 2 to the condensed consolidated financial statements).

Income Taxes

The DDi Capital effective tax expense rate was approximately 3.2% for the three months ended September 30, 2003 compared to a benefit rate of 33.5% for the same period in 2002. The DDi Corp. effective income tax benefit rate decreased to 2.1% for the three months ended September 30, 2003, as compared to 28.8% for the same period in 2002. During the three months ended September 30, 2003, the Company’s effective tax rates reflect the impact of valuation allowances on U.S. federal and state deferred tax assets generated in the current period. During the three months ended September 30, 2002, the Company’s effective tax rates reflect the impact of substantial non-deductible items, primarily the goodwill impairment and valuation allowances relating to certain state deferred tax assets, including state tax credits.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Net Sales

DDi Capital net sales decreased $24.1 million (17%) to $115.1 million for the nine months ended September 30, 2003, from $139.2 million for the same period in 2002. Such decrease in net sales reflects the disposition of several non-core facilities during the latter part of 2002 and April 2003. DDi Corp. net sales decreased $7.6 million (4%) to $177.3 million for the nine months ended September 30, 2003, from $184.9 million for the same period in 2002. The decrease in DDi Corp. net sales is due to the net decrease in DDi Capital net sales discussed above, partially offset by the acquisition of Kamtronics in October 2002 which contributed approximately $14 million in revenue in the first nine months of 2003.

Gross Profit

DDi Capital gross profit decreased $3.8 million (31%) to $8.4 million for the nine months ended September 30, 2003, from $12.2 million for the same period in 2002. DDi Corp. gross profit decreased $2.5 million (16%) to $13.0 million for the nine months ended September 30, 2003, from $15.5 million for the same period in 2002. The decreases in the Company’s gross profit resulted from both the softness in the end-market demand and the restructuring related inventory impairment (see Note 13 to the condensed consolidated financial statements).

Sales and Marketing Expenses

DDi Capital sales and marketing expenses decreased $5.0 million (31%) to $11.1 million for the nine months ended September 30, 2003, from $16.1 million for the same period in 2002. DDi Corp. sales and marketing expenses decreased $4.0 million (23%) to $13.6 million for the nine months ended September 30, 2003, from $17.6 million for the same period in 2002. Such decreases in sales and marketing expenses are largely due to the Company’s continued cost control efforts and, to a lesser extent, due to the decrease in net sales.

General and Administration Expenses

DDi Capital general and administration expenses decreased $1.5 million (18%) to $6.8 million for the nine months ended September 30, 2003, from $8.3 million for the same period in 2002. DDi Corp. general and administration expenses decreased $0.4 million (3%) to $12.5 million for the nine months ended September 30, 2003, from $12.9 million for the same period in 2002. Such decreases in general and administration expenses resulted from various cost control initiatives implemented throughout 2002 and 2003 partially offset by the acquisition of Kamtronics Limited in the fourth quarter of 2002.

Goodwill Impairment

Goodwill impairment for DDi Capital was $2.0 million and was $2.4 million for DDi Corp. the nine months ended September 30, 2003, compared to $52.0 million for DDi Capital and $72.0 million for DDi Corp. for the nine months ended September 30, 2002. The impairment charges for 2003 relate to the additional purchase price for prior acquisitions capitalized and also impaired in the second and third quarters of 2003 (see Notes 10 and 12 to the condensed consolidated financial statements). The impairment charge for 2002 was incurred because the book value of goodwill was in excess of its fair value, as determined by the Company’s market capitalization as of September 30, 2002.

Restructuring and Other Related Charges

Restructuring and related charges were $2.6 million for DDi Capital and $3.0 million for DDi Corp. for the nine months ended September 30, 2003, compared to $22.5 million for DDi Capital and $23.5 million for DDi Corp. for the nine months ended September 30, 2002. Such charges in the current year represent the costs associated with the sale of certain assets of the Company’s Dallas-based electronic enclosure operations and the down-sizing of its Virginia and Anaheim, California workforces (see Note 13 to the condensed consolidated financial statements). Charges for the nine months ended September 30, 2002, represent incremental costs incurred in connection with management’s decision to close various facilities, eliminate additional overhead, and remove underutilized assets from productive service.

Reorganization Expenses

Reorganization expenses were $7.1 million for DDi Capital and $8.3 million for DDi Corp., respectively. Such charges represent $5.0 million for DDi Capital and $5.5 million for DDi Corp. of costs relating to professional fees incurred in connection with our efforts to effect a plan of reorganization to restructure our debt, $2.1 million for DDi Capital and $2.8 million of costs relating to our Key Employee Retention Plan (see Note 14 to the condensed consolidated financial statements).

Reorganization Proceeding Expenses

Reorganization proceeding expenses were $4.3 million for DDi Capital and DDi Corp. for the nine months ended September 30, 2003. Such charges represent professional fees directly associated with the Chapter 11 reorganization proceeding.

Loss on Interest Rate Swap Termination

DDi Capital and DDi Corp. recorded a loss on the termination of the interest rate swap agreement of $5.6 million for the nine months ended September 30, 2003. The loss relates to the termination of the interest rate swap agreement related to the senior term facility (see Note 6 to the condensed consolidated financial statements).

Net Interest Expense

DDi Capital net interest expense increased $0.4 million to $6.9 million for the nine months ended September 30, 2003, from $6.5 million for the same period in 2002. The increase in net interest expense for DDi Capital is due to the net non-cash credits resulting from a write-off of debt issuance costs in connection with the prepayment of a portion of the Dynamic Details senior term facility and the modification of the interest rate swap agreement related to the senior term facility recorded in 2002. DDi Corp. net interest expense increased $0.8 million to $16.7 million for the nine months ended September 30, 2003, from $15.9 million for the same period in 2002. The increase in net interest expense reflects the increase in net interest expense incurred by DDi Capital, and the interest expense incurred on the DDi Corp. 6.25% convertible subordinated notes issued in April 2002 offset by the cessation of periodic interest charges on the DDi Corp. 5.25% and 6.25% convertible subordinated notes since August 20, 2003, the date of the filing of the Chapter 11 cases (see Note 2 to the condensed consolidated financial statements).

Income Taxes

The effective tax rate for DDi Capital decreased to a tax rate of approximately 1.8% for the nine months ended September 30, 2003, from a benefit rate of 8.4% for the same period in 2002. The DDi Corp. effective income tax rate decreased to a benefit rate of approximately 2.5% for the nine months ended September 30, 2003, as compared to a benefit rate of 10.2% for the same period in 2002. During the nine months ended September 30, 2003, the Company’s effective tax rates reflect the impact of valuation allowances on U.S. federal and state deferred tax assets generated in the current period. During the nine months ended September 30, 2002, the Company’s effective tax rates reflect the impact of substantial non-deductible items, primarily the goodwill impairment and valuation allowances relating to certain state deferred tax assets, including state tax credits.

Liquidity and Capital Resources

Proceedings under Chapter 11 of the Bankruptcy Code and Out-of-Court Restructuring of Indebtedness

On August 20, 2003, DDi Corp. and DDi Capital (collectively, the “Debtors”), filed the Chapter 11 Cases. DDi Corp.’s other direct and indirect wholly-owned subsidiaries, including Intermediate DDi Europe and Dynamic Details are not parties to the Chapter 11 Cases. The Debtors have and will continue to conduct their business through their non-debtor operating subsidiaries, Dynamic Details and DDi Europe. The Debtors have and will manage their properties as debtors-in-possession during the pendency of the Chapter 11 Cases. The Company anticipates restructuring the Dynamic Details senior credit facility (the “Senior Credit Facility,” or “Senior Indebtedness”) and DDi Europe’s outstanding credit facility with the Bank of Scotland (the “DDi Europe Facilities Agreement”) the outside the Chapter 11 Cases.

Support Agreements

In connection with the Chapter 11 Cases, the Debtors entered into (a) a Restructuring Support Agreement with 100% of the lenders under the Senior Credit Facility with respect to the terms of the Debtors’ plan of reorganization and the out-of-court restructuring of the Senior Indebtedness; (b) a Plan Support Agreement with holders holding approximately 63% of the outstanding principal amount (the “Convertible Subordinated Note Holders”) of the DDi Corp. 5.25% and 6.25% convertible subordinated notes (collectively, the “Convertible Subordinated Notes”) with respect to the terms of the Debtors’ plan of reorganization; and (c) a Senior Discount Noteholder Plan Support Agreement with holders of approximately 71.5% of the aggregate principal amount of the Senior Discount Notes (the “Consenting Senior Discount Note Holders”) with respect to the terms of the Debtors’ proposed plan of reorganization. Pursuant to the Restructuring Support Agreement, the Plan Support Agreement and the Senior Discount Noteholder Plan Support Agreement, the holders of the Senior Indebtedness, the Convertible Subordinated Note Holders and the Consenting Senior Discount Note Holders respectively, agreed to support the Debtors’ plan of reorganization as long as the respective Restructuring Support Agreement, Plan Support Agreement and Senior Discount Noteholder Plan Support Agreement remain in effect.

As is commonly the case in this type of restructuring, the holders of the Senior Indebtedness, the Convertible Subordinated Note Holders and the Consenting Senior Discount Note Holders will not be required to continue to support the plan of reorganization and the out-of-court restructuring of the Senior Indebtedness if certain events occur. Such events include, but are not limited to, the modification of the plan in a manner not agreed to by the holders of the Senior Indebtedness, the Convertible Subordinated Note Holders or the Consenting Senior Discount Note Holders, the appointment of a bankruptcy trustee or other receiver, the plan not being confirmed by the Bankruptcy Court by December 15, 2003, and the plan not being effective by January 8, 2004.

Out-of-Court Restructuring Plans

Dynamic Details anticipates restructuring of its senior credit facility outside the Chapter 11 bankruptcy proceedings. The full principal amount of the Senior Credit Facility (which consists of $1.2 million in letters of credit and $71.7 million senior term loans comprising the outstanding balance of the senior term loans of $65.9 million at September 30, 2003 and the outstanding liability resulting from the interest rate swap termination (see Note 6) of $5.8 million), and all accrued interest and fees will be restructured, pursuant to an out-of-court agreement as follows:

•	The Tranche A Revolving and Term Loan Facility shall be in an aggregate amount of $15 million which shall be available as a revolving loan until June 30, 2005 at which time any outstanding amounts under such facility shall be converted to a Tranche A Term Loan with a maturity date of April 15, 2008. The Tranche A Revolving and Term Loan Facility will have $13.8 million outstanding and $1.2 million reserved for letters of credit after restructuring. The Tranche B Term Loan shall consist of $57.9 million. The Tranche B Term Loan will mature on April 15, 2008. No significant amortization under either Tranche will be due until 2005.

•	The holders of the restructured senior secured credit facility will receive warrants representing 10% of DDi Corp.’s common stock, on a fully diluted basis. The warrants will be held in escrow and will be exercisable after the twenty-four month anniversary of the effective date of the restructuring, but will be subject to cancellation in whole or in part if the Company meets certain conditions involving the permanent prepayment of the restructured senior credit facility on or before such anniversary date.

The Company is negotiating with the European lender in an effort to restructure the DDi Europe Facilities Agreement.

Terms of the Plan of Reorganization

The Debtors filed a pre-arranged plan of reorganization and related disclosure statement with the Bankruptcy Court on August 20, 2003, and an amendment to the plan of reorganization on November 5, 2003. The principal terms of the plan of reorganization, as amended, are as follows:

5.25% Convertible Subordinated Notes. Each holder of the 5.25% convertible subordinated notes, of which $100 million in principal amount is currently outstanding, will receive a pro rata share of (a) 43.2% of the new outstanding common stock of DDi Corp., subject to dilution for issuance of new DDi Corp. common stock in connection with the exercise of the new stock options to be issued under DDi Corp.’s new management equity incentive plan, which is described below, and the new senior lender warrants, and (b) shares of a new class of preferred stock of DDi Corp. with an annual dividend of 15% and an aggregate liquidation preference of $7.5 million. The existing 5.25% convertible subordinated notes will be cancelled pursuant to the plan.

6.25% Convertible Subordinated Notes. Each holder of DDi Corp.’s of 6.25% convertible subordinated notes, of which $100 million in principal amount is currently outstanding, will receive a pro rata share of (a) 50.8% of the new outstanding common stock of DDi Corp., subject to dilution for issuance of new DDi Corp. common stock in connection with the exercise of the new stock options to be issued under DDi Corp.’s new management equity incentive plan, which is described below, and the new senior lender warrants, and (b) shares of a new class of preferred stock of DDi Corp. with an annual dividend of 15% and an aggregate liquidation preference of $7.5 million. The existing 6.25% convertible subordinated notes will be cancelled pursuant to the plan.

DDi Capital Senior Discount Notes. Each holder of the Senior Discount Notes, of which $16.09 million in principal amount is currently outstanding, will receive restructured DDi Capital senior discount notes with a maturity date of January 1, 2009. Payment-in-kind interest on such restructured senior discount notes would accrue at 16%, which would transition to cash pay at 14%, subject to certain terms and conditions. The holders of the Senior Discount Notes also will receive warrants representing 2.5% of new DDi Corp.’s common stock, subject to dilution for issuance of new common stock in connection with the exercise of the new stock options to be issued under DDi Corp.’s new management equity incentive plan, which is described below, and the new senior lender warrants. The warrants will be held in escrow and will be exercisable after the twenty-four month anniversary of the effective date of the restructuring, but will be subject to forfeiture if the Company meets certain conditions involving the permanent prepayment of the restructured Senior Discount Notes on or before such anniversary date.

Management Equity Incentive Plan. The Company will establish a new management equity incentive plan. Under the new management equity incentive plan, DDi Corp. will issue shares of restricted stock equaling five percent (5%) of the reorganized Company’s new common stock to the Company’s management, and DDi Corp. may issue options for up to an additional ten percent (10%) of DDi Corp.’s new common stock for members of the Company’s management.

Current Equity. On the effective date of the plan of reorganization, the current common equity holders of DDi Corp. will receive 1% of the new DDi Corp. common stock, subject to dilution for issuance of new DDi Corp. common stock issuable in connection with the exercise of DDi Corp.’s new stock options to be issued in connection with DDi Corp.’s new management equity incentive plan and new senior lender warrants following the restructuring.

Current Indebtedness of the Company

Dynamic Details Incorporated Senior Credit Facility

Dynamic Details and Dynamic Details Incorporated, Silicon Valley entered into the Senior Credit Facility with a syndicate of banks, including JPMorgan Chase Bank, as Collateral, Co-Syndication and Administrative Agent (formerly Chase Manhattan Bank, N.A.) and Bankers Trust Company, as Documentation and Co-Syndication Agent. Borrowings under the Senior Credit Facility consist of a senior term facility (the “Senior Term Facility”) and a revolving credit facility. The Senior Credit Facility is jointly and severally guaranteed by Intermediate and DDi Capital and substantially all of the indirect subsidiaries of DDi Capital, and is collateralized by (a) pledges of all of the capital stock of Dynamic Details and of substantially all of its subsidiaries and (b) liens upon substantially all of the assets of Dynamic Details and of substantially all of its subsidiaries. The Senior Credit Facility expires in April 2005. Under the terms of this agreement, Dynamic Details must comply with certain restrictive covenants, which include the requirement that Dynamic Details meet certain financial tests. The Company is in default of certain covenants under the Senior Credit Facility.

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

As there are no long-term forbearance arrangements in place, the Company has classified approximately $65.9 million and $68.5 million, respectively, of indebtedness relating to the Senior Credit Facility as current liabilities at September 30, 2003 and December 31, 2002. Dynamic Details is restricted from making certain payments, including dividend payments to its corporate parents, which, in turn, has the effect of not allowing (a) DDi Corp. to pay dividends to its stockholders and interest payments to convertible subordinated note holders and (b) DDi Capital to pay interest payments to its senior discount note holders.

In the event the Company is unable to enter into a satisfactory arrangements with the Senior Credit Facility lenders, the lenders could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable. Such event would jeopardize the Chapter 11 Cases.

DDi Corp. 5.25% and 6.25% Convertible Subordinated Notes

The Company is currently in default under the Convertible Subordinated Notes, and does not expect that the Convertible Subordinated Notes will be repaid in accordance with their stated terms. DDi Corp. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on August 20, 2003 in order to restructure this debt. Accordingly, the Company classified this debt as Liabilities Subject to Compromise at September 30, 2003 and as current liabilities at December 31, 2002.

DDi Capital Senior Discount Notes

The Company is currently in default under the Senior Discount Notes and does not expect that that the Senior Discount Notes will be repaid in accordance with their stated terms. DDi Capital filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on August 20, 2003 in order to restructure this debt. Accordingly, the Company classified this debt as Liabilities Subject to Compromise at September 30, 2003 and as current liabilities at December 31, 2002.

DDi Europe Facilities Agreement

DDi Europe maintains a separate European debt facility made up of £18.5 million ($30.8 million) in term loans and a working capital facility having a maximum borrowing limit of £10.0 million ($16.7 million) for its European operations. Any amounts drawn under the working capital facility are repayable upon demand by the lender. Currently, the term loan is fully drawn.

Based upon current and expected market conditions for the DDi Europe operations, the European lender has stated its desire that DDi Europe not draw down more than £7.0 million ($11.7 million) of the working capital facility. As of September 30, 2003, an aggregate of £5.9 million, or $9.8 million, was outstanding under the DDi Europe working capital facility. Due to persistent softened economic conditions in Europe, the drawn balance under the revolving line of credit has grown during 2003. The Company believes that unless the European debt facility is restructured, or business trends change, DDi Europe may exceed the £7.0 million ($11.7 million) overdraft limit on its working capital facility and thereby default under such facility within the next 90 days.

If the European lender demands payment of the entire drawn balance of the working capital facility, funds would not be available for such payment from either the Company or DDi Europe. Failure to make such payment could give rise to a default of the European debt facility. Under such circumstances, the European lender will then have the ability to accelerate the term loans and amounts outstanding under the revolver and exercise all of their remedies with respect to such debt. Accordingly, the Company has elected to classify as a current liability the entire amount of principal of $23.8 million outstanding under that credit facility in the accompanying condensed consolidated balance sheet as of September 30, 2003. Management is negotiating with the European lender in an effort to restructure that credit facility. Although there can be no assurance that management’s efforts to restructure the debt will be successful, if management’s efforts are successful, then the Company will reclassify the debt based upon its contractual maturities.

Current Financial Condition and Cashflows

Net cash provided by (used in) operating activities for the nine months ended September 30, 2003 was $(13.4) million for DDi Capital and $(17.2) million for DDi Corp., compared to $3.6 million for DDi Capital and $(3.6) million for DDi Corp. for the nine months ended September 30, 2002. The decline in operating cash flows is due primarily to lower levels of earnings and the impact of restructuring, reorganization and reorganization proceeding expenses.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2003 was $(2.2) million for DDi Capital and $(3.0) million for DDi Corp., compared to $0.1 million for DDi Capital and $(2.2) million for DDi Corp. for the nine months ended September 30, 2002. The increase in cash used in investing activities for DDi Capital and DDi Corp. is due primarily to a decrease in proceeds from sales of marketable securities during the nine months ended September 30, 2003.

Net cash provided by (used) in financing activities for the nine months ended Sept 30, 2003 was $(5.6) million for DDi Capital and $(1.8) million for DDi Corp., compared to $16.1 million for DDi Capital and $21.2 million for DDi Corp. for the nine months ended September 30, 2002. The decrease in cash provided by financing activities for DDi Capital is due primarily to a contribution from DDi Corp. during the nine months ended September 30, 2002, partially offset by a paydown of long-term debt. The decrease in cash provided by financing activities for DDi Corp. is due primarily to the issuance of the Convertible Subordinated Notes during the nine months ended September 30, 2002, partially offset by a paydown of long-term debt by DDi Capital.

Capital expenditures for the nine months ended September 30, 2003 were $3.6 million for DDi Capital and $4.3 million for DDi Corp., compared to $6.7 million for DDi Capital and $8.3 million for DDi Corp. for the nine months ended September 30, 2002. Capital expenditures decreased because the Company did not require as much investment in property, plant and equipment in 2003.

As of September 30, 2003, cash, cash equivalents and marketable securities were $14.2 million for DDi Capital and for DDi Corp., which included $7.5 million in restricted cash, cash equivalents and marketable securities, compared to $34.5 million for DDi Capital and $35.3 million for DDi Corp. at December 31, 2002. As a result of the Company’s current defaults under the Senior Credit Facility and its other indebtedness, the Company is currently unable to borrow any additional funds under the Senior Credit Facility. As of September 30, 2003, DDi Europe had $9.8 million outstanding under its revolving credit facility and had $1.9 million available for borrowing under its revolving credit facility.

Our principal sources of liquidity to fund North American ongoing operations are unrestricted cash, cash equivalents and marketable securities available for sale and with respect to DDi Europe, borrowings available under the DDi Europe facilities agreement. On August 1, 2003, the holders of our Senior Indebtedness, as a condition to their consenting to the restructuring, entered into control agreements with us to monitor and control the use of the Company’s cash and cash equivalents held in the Company’s three principal bank accounts, described below, during the restructuring period prior to Bankruptcy Court approval of the plan of reorganization. Substantially all of our domestic cash, cash equivalents and marketable securities available for sale has been deposited into these accounts. The Company’s general operating account is maintained at JPMorgan Chase Bank and is under the sole control of JPMorgan Chase Bank, as collateral agent under the Senior Credit Facility. The Company has no right to issue instructions or any other right or ability to access or withdraw or transfer funds from the operating account without the consent of JPMorgan Chase Bank. The senior lenders also required the Company to establish a reserve account and maintain a minimum of $7.5 million in such account at all times. Under certain circumstances, the Company has access only to the interest earned on the funds in the reserve account. The Debtors also established a restructuring account for use in administering the costs and expenses associated with the restructuring, which will be funded by Dynamic Details pursuant to an agreement with the senior lenders unless specified events occur. Under certain circumstances, the holders of our Senior Credit Facility can take control of all of the above-referenced accounts.

We believe that the deferral of principal payments due under the Senior Credit Facility, along with our current cash position, should provide us with sufficient liquidity to meet our liquidity needs through the completion of the Chapter 11 Cases. Assuming the reorganization is confirmed as currently contemplated and we are successful in restructuring our other debt out-of-court, we believe, based upon the current level of operations, that cash generated from operations, available cash, cash equivalents and marketable securities and amounts available under our the restructured Senior Credit Facility and restructured DDi Europe Facility Agreement will be adequate to meet our debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. We remain leveraged and our future operating performance and ability to service or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

Contractual Cash Obligations and Commercial Commitments

The following table shows our contractual cash obligations and commercial commitments as of September 30, 2003:

Payments Due by Period

(in millions)

	DDi Capital
	For the Three Months Ending December 31,	Year Ending December 31,
Commitments	2003	2004	2005	2006	2007	Thereafter	Total
Long-Term Debt (a)	$82.0	$—	$—	$—	$—	$—	$82.0
Capital Lease Obligations	0.3	1.1	1.2	—	—	—	2.6
Operating Leases	1.7	5.9	6.0	4.9	3.3	8.5	30.3

Total Commitments	$83.9	$7.0	$7.2	$4.9	$3.3	$8.5	$114.8

	DDi Corp.
	For the Three Months Ending December 31,	Year Ending December 31,
Commitments	2003	2004	2005	2006	2007	Thereafter	Total
Long-Term Debt (a)	$286.2	$4.8	$4.8	$4.8	$4.9	$—	$305.5
Capital Lease Obligations	0.4	1.4	1.3	—	—	—	3.1
Operating Leases	2.4	8.5	8.2	6.9	5.3	26.7	58.0

Total Commitments	$288.9	$14.7	$14.3	$11.7	$10.2	$26.7	$366.5

(a)	The Long-Term Debt balances for DDi Capital and DDi Corp. include Liabilities Subject to Compromise of $16.1 million and $216.1 million, respectively.

Factors That May Affect Future Results

There are significant uncertainties relating to our bankruptcy proceedings

Our future results are dependent upon the successful confirmation and implementation of a plan or plans of reorganization and out of court restructuring. Although we filed voluntary petitions for reorganization and submitted a plan of reorganization to the Bankruptcy Court for approval, we cannot make any assurances that we will be able to obtain any such approval in a timely manner. In addition, due to the nature of the reorganization process, actions may be taken by creditors or other parties in interest that may have the effect of preventing or unduly delaying confirmation of a plan or plans of reorganization in connection with the Chapter 11 proceeding. Our ability to obtain financing to fund our operations and our relations with our customers and suppliers may be harmed by protracted bankruptcy proceedings. Further, we cannot predict the ultimate amount of our liabilities that will be subject to a plan of reorganization.

Other negative consequences that could arise as a result of the bankruptcy proceedings include:

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

We face uncertainty with respect to treatment of our liabilities

Upon the filing of the Chapter 11 Cases, in general, all pending litigation against us has been stayed and no party may take any action to realize on their pre-petition claims except pursuant to further order of the Bankruptcy Court. In addition, we may reject pre-petition executory contracts and unexpired lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court. While we anticipate substantially all liabilities as of the petition date will be dealt with in accordance with our plan of reorganization, there can be no assurance that all the liabilities will be handled in this manner.

We have substantial debt and are highly leveraged

We have a substantial amount of debt outstanding which could adversely affect our financial health. As of September 30, 2003, DDi Corp. and DDi Capital had approximately $308.7 million and $84.6 million, respectively, of debt outstanding of which $216.1 million and $16.1 million, respectively, are classified as Liabilities Subject to Compromise. We are currently in default under our existing Senior Credit Facility, the Convertible Subordinated Notes and the Senior Discount Notes. In addition to the existing defaults, a filing for reorganization under Chapter 11 represented an event of default under each of the respective financing arrangements. Currently, DDi Corp. and DDi Capital are not permitted to make scheduled principal and interest payments with respect to their pre-petition debt (namely, the DDi Corp. 5.25% and 6.25% Convertible Subordinated Notes and the DDi Capital Corp. 12.5% Senior Discount Notes) unless specifically ordered by the Bankruptcy Court. This leveraged position could have adverse consequences, including:

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

We have and, following our bankruptcy proceedings, expect to have liens on all of our assets, which will limit our ability to raise additional incremental senior secured financing in the future.

We believe our equity holders will receive little value for their interests under a plan or plans of reorganization

Under the plan of reorganization that we filed, if approved and implemented, our equity holders will receive little value for their interests. The value of our capital stock is highly speculative and any investment in such capital stock would pose a high degree of risk. Our common stock was delisted from Nasdaq in April 2003 and later began trading on the OTCBB. As a result, a liquid public market for our common stock does not exist, which may make it difficult for you to sell our common stock. In addition, there may be very limited demand for our common stock.

Our reorganization will require substantial effort by management.

Our senior management have been, and may continue to be, required to expend a substantial amount of time and effort with respect to structuring and having confirmed our plan of reorganization, which could have a disruptive impact on management’s ability to focus on the operation of our business.

Our independent accountants’ report that accompanies our audited financial statements for the year ended December 31, 2002 expresses substantial doubt about our ability to continue as a going concern.

Our independent accountants have expressed a substantial doubt about our ability to continue as a going concern. Following the filing of the Chapter 11 Cases, the Company’s ability to realize assets and liquidate liabilities is subject to uncertainty.

Restrictions Imposed by Bankruptcy Proceeding

The Debtors have and will continue to conduct their business through their non-debtor operating subsidiaries, Dynamic Details and DDi Europe. The Debtors have and will manage their properties as debtors-in-possession during the pendency of the Chapter 11 Cases. The Chapter 11 Cases are expected to only minimally affect the operating businesses of the Debtors’ non-debtor affiliates.

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

Although the Company expects to emerge from the Chapter Cases prior to January 2004, due to material uncertainties inherent in bankruptcy proceedings in general and the Chapter Cases specifically, it is not possible to predict the length of time DDi Corp. and DDi Capital will operate under Chapter 11 protection, the outcome of the proceedings in general, whether DDi Corp. and DDi Capital will continue to operate under its current organizational structure, the effect of the proceedings on the DDi Corp.’s and DDi Capital’s businesses or the recovery by creditors and equity holders of DDi Corp. and DDi Capital.

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

In addition, the electronics manufacturing services industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. We cannot assure you that we will effectively respond to the technological requirements of the changing market. To the extent that we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require us to make significant capital investments. There can be no assurance that we will be able to obtain capital for these purposes in the future or that any investments in new technologies will result in commercially viable technological processes, particularly in light of the bankruptcy proceeding.

Dependence on a Core Group of Significant Customers

Although we have a large number of customers, net sales to our largest customer accounted for approximately 5% of net sales for the quarter ended September 30, 2003 and the year ended December 31, 2002. Net sales to our ten largest customers accounted for approximately 26% of net sales during the same two periods. We may depend upon a core group of customers for a material percentage of our respective net sales in the future. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact revenues. In addition, we generate significant accounts receivable in connection with providing services to customers. If one or more significant customers were to become insolvent or otherwise were unable to pay us for the services provided, results of operations would be adversely affected.

Variability of Orders

Our operating results fluctuate because we sell on a purchase-order basis rather than pursuant to long-term contracts and we expect these fluctuations to continue in the future. We are, therefore, sensitive to variability in demand by our customers. Because we time our expenditures in anticipation of future sales, our operating results may be less than we estimate if the timing and volume of customer orders do not match expectations. Furthermore, we may not be able to capture all potential revenue in a given period if our customers’ demand for quick-turnaround services exceeds our capacity during that period. Because a significant portion of our operating expenses are fixed, even a small revenue shortfall can have a disproportionate adverse effect on operating results.

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

The Dynamic Details revolving credit facility bears interest at (a) 3.75% per annum plus the applicable LIBOR or (b) 2.00% per annum plus the federal reserve reported overnight funds rate plus 0.5% per annum. As of September 30, 2003, we had no amounts outstanding under the revolving credit facility and the revolving credit facility is not currently available. Therefore, a 10% change in interest rates during the twelve months ending September 30, 2004 will not affect the interest expense to be incurred on this facility during such period.

The term loan facility portion of the Senior Credit Facility bears interest based on one-month LIBOR. As of September 30, 2003, one-month LIBOR was 1.12%. If one-month LIBOR increased by 10% to 1.23%, interest expense related to the term loan facility portion would increase by approximately $0.1 million. The overall effective interest rate for the term loans as of September 30, 2003, was 5.06%.

The DDi Europe Facilities Agreement bears interest based on three-month U.K. LIBOR plus a margin of 1.50%. Based upon our anticipated utilization of the DDi Europe revolving credit facility through the period ending September 30, 2004, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period. As of September 30, 2003, three-month U.K. LIBOR was 3.73%. If three-month U.K. LIBOR increased by 10% to 4.10%, interest expense related to the term loan facility would increase approximately $0.1 million. The overall effective interest rate for the term loan facilities, as of September 30, 2003, was 5.23%.

A change in interest rates would not have an effect on our interest expense on the Senior Discount Notes or Convertible Subordinated Notes because these instruments bear a fixed rate of interest.

Foreign Currency Exchange Risk

Sales and expenses and financial results of DDi Europe and of our Canadian operations are denominated in British pounds and Canadian dollars, respectively. We have foreign currency translation risk equal to our net investment in those operations. However, since nearly all of our sales are denominated in local currency or in U.S. dollars, we have relatively little exposure to foreign currency transaction risk with respect to sales made. Based upon annualizing the most recent quarter’s results, the effect of an immediate 10% change in exchange rates would have an annual net impact on our operating results of approximately $(0.4) million. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures.

Based on an evaluation of the effectiveness of DDi Corp.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended), DDi Corp.’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of the end of the period covered by this report. In connection with such evaluation, no change in DDi Corp.’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, DDi Corp.’s internal control over financial reporting.

Based on an evaluation of the effectiveness of DDi Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended), DDi Capital’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of the end of the period covered by this report. In connection with such evaluation, no change in DDi Capital’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, DDi Capital’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On August 20, 2003, DDi Corp. and DDi Capital (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (collectively, the “Chapter 11 Cases”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), under case number 03-15261. DDi Corp.’s other direct and indirect wholly-owned subsidiaries, including Intermediate, DDi Europe and Dynamic Details are not parties to the Chapter 11 Cases. The Debtors will continue to manage the Company’s properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. As a result of the Chapter 11 filings, attempts to collect, secure or enforce remedies with respect to most pre-petition claims against the Debtors are subject to the automatic stay provisions of Section 362(a) of Chapter 11. The description of the bankruptcy proceedings appearing in this Report at Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview, is incorporated herein by reference.

On October 1, 2003, a purported class action lawsuit was filed against the following persons: Joseph P. Gisch, Bruce D. McMaster, Charles Dimick, Gregory Halvorson, and John Peters. Mr. Gisch is a director and officer of DDi Capital and an officer of DDi Corp., Mr. McMaster is a director and officer of DDi Capital and DDi Corp., Mr. Dimick is a former director and officer of DDi Corp. and Messrs. Halvorson and Peters are former officers of DDi Corp. The complaint was filed in the United States District Court for the Central District of California, Western Decision, Case No. LACV 03-7063 MMM (SHx), by Raymond Ferrari, an individual claiming to be one of our shareholders. In the complaint, plaintiff alleges, among other things, that the defendants misrepresented and omitted material facts with respect to DDi Corp.’s financial results and operations included in DDi Corp.’s press releases. The complaint seeks a declaration that the action is a proper class action pursuant to Federal Rules of Civil Procedure 23, unspecified compensatory damages, interest and costs as well such equitable relief as the court may deem proper.

On October 31, 2003, a second purported class action lawsuit was commenced against the same persons referenced above. This complaint was filed in the United States District Court for the Central District of California, Western Division, Case No. LACV 03-7883 JSL (PJWx) by Jason T. Sunderland, an individual claiming to be one of our shareholders. This lawsuit makes substantially identical allegations and seeks substantially identical relief as the purported class action lawsuit filed by Raymond Ferrari as described above.

On November 5, 2003, a third purported class action lawsuit was commenced against the same persons referenced above. This complaint was filed in the United States District Court for the Central District of California, Western Division, Case No. LACV 03-7999 R (MANx), by Herbert Rodewald, an individual claiming to be one of our shareholders. This lawsuit makes substantially identical allegations and seeks substantially identical relief as the purported class actions lawsuits filed by Raymond Ferrari and Jason T. Sunderland as described above.

On or about October 31, 2003, Messrs. Gisch, McMaster, Dimick, Halvorson and Peters entered into a stipulation with Raymond Ferrari, providing, among other things, that they would not need to respond to the Ferrari complaint until upon consolidation of any related actions, if necessary, and the appointment of a lead plaintiff by the Court. The parties instead agreed that any appointed lead plaintiff would have 60 days to file a consolidated complaint after his, her or its appointment, and that the defendants would thereafter have 45 days to respond to the consolidated complaint. Accordingly, the defendants have not yet responded to the Ferrari complaint.

Our Board of Directors believes that each of the lawsuits described above is without merit and intends to vigorously defend each action. However, no assurances can be made that we will be successful in defending the actions.

Item 3. Defaults Upon Senior Securities.

We have been in default of certain financial covenants under the Senior Credit Facility since December 31, 2002.

As a result of the defaults under the Senior Credit Facility, we were not permitted to pay our interest obligations under the DDi Corp. 5.25% convertible subordinated notes on March 1, 2003 and the DDi Corp. 6.25% convertible subordinated notes on April 1, 2003. Since the interest payments on the Convertible Subordinated Notes were not made within the 30 day grace period provided under the respective agreements, the Convertible Subordinated Notes are in default and the holders of those instruments are able to exercise all of their respective rights and remedies under the terms of the respective agreements. The total amount of interest on the DDi Corp. 5.25% convertible subordinated notes and the DDi Corp. 6.25% convertible subordinated notes, in arrears on the date of this report is approximately $5.9 million and $7.0 million, respectively.

We did not pay our interest obligations due on May 15, 2003 under the Senior Discount Notes. Failure to make such interest payments within 30 days of their due date has resulted in a default. The Company’s current expectation is that the Senior Discount Notes will not be repaid in accordance with their stated terms. As a result, the Company has classified all indebtedness relating to the Senior Discount Notes, $16.1 million in the aggregate, as current liabilities at September 30, 2003. The total amount of interest on the Senior Discount Notes in arrears on the date of this report is approximately $2.0 million.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description

10.1	Plan Support Agreement dated as of August 8, 2003 by and among DDi Corp., DDi Intermediate Holdings, Inc., Dynamic Details, Incorporated, DDi Capital Corp., Dynamic Details Incorporated, Silicon Valley, certain 5 1/4% Subordinated Noteholders and certain 6 1/4% Convertible Subordinated Noteholders.

10.2	First Amendment to Plan Support Agreement dated August 8, 2003 by and among DDi Corp., DDi Intermediate Holdings, Inc., Dynamic Details, Incorporated, DDi Capital Corp., Dynamic Details Incorporated, Silicon Valley, certain 5 1/4% Subordinated Noteholders and certain 6 1/4% Convertible Subordinated Noteholders.

10.3	Second Amendment to Plan Support Agreement dated August 8, 2003 by and among DDi Corp., DDi Intermediate Holdings, Inc., Dynamic Details, Incorporated, DDi Capital Corp., Dynamic Details Incorporated, Silicon Valley, certain 5 1/4% Subordinated Noteholders and certain 6 1/4% Convertible Subordinated Noteholders.

10.4	Restructuring Support Agreement dated as of August 1, 2003 by and among DDi Corp., DDi Intermediate Holdings, Inc., Dynamic Details, Incorporated, DDi Capital Corp., Dynamic Details Incorporated, Silicon Valley, the Administrative Agent and certain Consenting Lenders.

10.5	First Amendment to Restructuring Support Agreement dated as of August 1, 2003 by and among DDi Corp., DDi Intermediate Holdings, Inc., Dynamic Details, Incorporated, DDi Capital Corp., Dynamic Details Incorporated, Silicon Valley, the Administrative Agent and certain Consenting Lenders.

10.6	Senior Discount Noteholder Plan Support Agreement dated as of August 8, 2003 by and among DDi Corp., DDi Intermediate Holdings, Inc., Dynamic Details, Incorporated, DDi Capital Corp., Dynamic Details Incorporated, Silicon Valley, and certain Senior Discount Noteholders.

10.7	Waiver No. 1, dated as of August 18, 2003, with respect to the Plan Support Agreement dated as of August 8, 2003 by and among DDi Corp., DDi Intermediate Holdings, Inc., Dynamic Details, Incorporated, DDi Capital Corp., Dynamic Details Incorporated, Silicon Valley, certain 5 1/4% Subordinated Noteholders and certain 6 1/4% Convertible Subordinated Noteholders.

10.8	Waiver No. 1 dated August 19, 2003, with respect to the Restructuring Support Agreement dated as of August 1, 2003 by and among DDi Corp., DDi Intermediate Holdings, Inc., Dynamic Details, Incorporated, DDi Capital Corp., Dynamic Details Incorporated, Silicon Valley, the Administrative Agent and certain Consenting Lenders.

10.9	Budget and Funding Agreement dated as of August 1, 2003 by and among DDi Corp., DDi Intermediate Holdings, Inc., Dynamic Details, Incorporated, DDi Capital Corp., Dynamic Details Incorporated, Silicon Valley, the Administrative Agent and certain Consenting Lenders.

10.10	Eighth Amendment, dated as of August 1, 2003, to the Credit Agreement, dated as of July 23, 1998, among (i) DDi Capital Corp., formerly known as Details Capital Corp.; (ii) Dynamic Details, Incorporated, formerly known as Details, Inc.; (iii) Dynamic Details Incorporated, Silicon Valley, formerly known as Dynamic Circuits, Inc.; (iv) the several banks and other financial institutions from time to time parties thereto; (v) Bankers Trust Company; and (vi) The Chase Manhattan Bank. (Previously filed with the Commission on August 18, 2003 as Exhibit 10.2 to DDi Corp.’s and DDi Capital’s Form 10- for the Quarterly Period Ending June 30, 2003, which is incorporated herein by reference.)

31.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act.

31.3	Certification of Chief Executive Officer of DDi Capital Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act.

31.4	Certification of Chief Financial Officer of DDi Capital Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer of DDi Capital Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer of DDi Capital Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Debtors’ Amended First Amended Joint Plan of Reorganization dated as of August 30, 2003.

99.2	Amendment to Debtors’ Amendment First Amended Joint Plan of Reorganization dated as of August 30, 2003.

99.3	Supplement to the First Amended Disclosure Statement for the First Amended Joint Plan of Reorganization dated as of August 30, 2003.

(b)	Reports on Form 8-K.

The following Current Reports on Form 8-K were filed in the quarterly period ended September 30, 2003:

(i) On August 21, 2003, DDi Corp. filed a report on Form 8-K dated August 20, 2003 announcing its operating results for the second quarter of the fiscal year ending December 31, 2003.

(ii) On August 21, 2003, DDi Corp. and DDi Capital Corp. filed a report on Form 8-K dated August 20, 2003 announcing the voluntary filing of petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

(iii) On September 8, 2003, DDi Corp. and DDi Capital Corp. filed a report on Form 8-K dated August 30, 2003 announcing the filing of the Joint Plan of Reorganization and the related Joint Disclosure Statement with the United States Bankruptcy Court for the Southern District of New York.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: November 14, 2003	DDi CORP.

	By:	/s/ JOHN K. STUMPF

John K. Stumpf
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: November 14, 2003	DDi CAPITAL CORP.

	By:	/s/ JOHN K. STUMPF

John K. Stumpf
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial Officer)